Form 10-Q
period 2016-09-30
M I Acquisitions, Inc.
filed 2016-11-15
CIK 1653558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37872

M I ACQUISITIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4257046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Magna Management LLC
40 Wall Street, 58th Floor
New York, NY 10005
(Address of principal executive offices)

(347) 491-4240

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of November 11, 2016, 7,168,716 shares of common stock, par value $0.001 per share, were issued and outstanding.

M I ACQUISITIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

M I Acquisitions, Inc.
Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)

Assets

Current asset: cash and cash equivalents	$509,051	$5,000
Deferred offering costs	-	178,957
Accrued interest receivable held in trust account	3,145	-
Total current assets	512,196	183,957

Cash and cash equivalents held in trust	51,500,000	-
Total Assets	$52,012,196	$183,957

Liabilities and Stockholder's Equity

Current Liabilities:
Accounts payable and accrued expenses	$67,027	$-
Accrued offering costs payable	45,999	-
Advances from related party	971	-
Note payable	27,500	55,000
Note payable - related parties	-	114,183
Total Current Liabilities	141,497	169,183

Deferred underwriting fee payable	1,000,000	-

Total Liabilities	1,141,497	169,183

Commitments

Common stock, subject to possible conversion (4,453,194 shares at conversion value)	45,870,695	-

Stockholder's Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,386,806 issued and outstanding at September 30, 2016 (excluding 4,453,194 shares subject to possible conversion) and 1,437,500 shares issued and outstanding at December 31, 2015 (1)	2,386	1,438
Additional paid in capital	5,051,490	23,562
Accumulated deficit	(53,872)	(10,226)
Total Stockholder's Equity	5,000,004	14,774

Total Liabilities and Stockholder's Equity	$52,012,196	$183,957

(1)	This number includes an aggregate of up to 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.
Condensed Statements of Operations

(unaudited)

	For the Three Months	For the Nine Months	For the Period from
	Ended	Ended	April 23, 2015 (Inception)
	September 30, 2016	September 30, 2016	to September 30, 2015

EXPENSES
Formation and operating costs	$61,360	$68,624	$1,043
Administrative fee – related party	5,667	5,667	-

TOTAL EXPENSES	67,027	74,291	1,043

OTHER INCOME
Change in value of derivative liability	-	-	-
Interest and dividend income	3,145	3,145	-
Extinguishment of debt	27,500	27,500	-

TOTAL OTHER INCOME	30,645	30,645	-

Net loss	$(36,382)	$(43,646)	$(1,043)

Net loss per shares of common stock - basic and diluted	$(0.03)	$(0.03)	$(0.00)

Weighted average shares of common stock outstanding
- basic and diluted	1,363,737	1,288,329	1,250,000

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.
Condensed Statement of Changes in Stockholder’s Equity
For the Nine Months Ended September 30, 2016

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2016	1,437,500	$1,438	$23,562	$(10,226)	$14,774

Sale of 5,000,000 units	5,000,000	5,000	49,995,000	-	50,000,000

Underwriters discount and offering expenses	-	-	(3,125,429)	-	(3,125,429)

Sale of 402,500 private units	402,500	403	4,024,597	-	4,025,000

Common stock subject to possible conversion	(4,453,194)	(4,455)	(45,866,240)	-	(45,870,695)

Net loss	-	-	-	(43,646)	(43,646)

Balance, September 30, 2016	2,386,806	$2,386	$5,051,490	$(53,872)	$5,000,004

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.
Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months	For the Period from
	Ended	April 23, 2015 (Inception)
	September 30, 2016	to September 30, 2015

Cash Flows From Operating Activities:
Net loss	$(43,646)	$(1,043)
Gain on extinguishment of debt	(27,500)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	(3,145)	-
Formation and organization costs paid by related parties	2,537	1,043
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	67,027	-
Net Cash Used In Operating Activities	(4,727)	-

Cash Flows From Investing Activities:
Cash deposited into trust account	(51,500,000)	-
Net Cash Used In Investing Activities	(51,500,000)	-

Cash Flows From Financing Activities:
Proceeds from public offering, net of offering costs	48,194,567	-
Proceeds from insider units	4,025,000	-
Payments of related party notes	(131,720)	-
Proceeds from related party advances	55,201	-
Payments of related party advances	(54,230)	-
Payments of offering costs	(80,040)	-
Net Cash Provided By Financing Activities	52,008,778	-

Net change in cash and cash equivalents	504,051	-

Cash and cash equivalents at beginning of period	5,000	-

Cash and cash equivalents at end of period	$509,051	$-

Supplemental disclosure of non-cash financing activities:
Payment of deferred offering costs by issuance of notes and related party notes	$15,000	$83,957
Payment of deferred offering costs by issuance of common stock	$-	$25,000
Reclassification of deferred offering costs to equity	$258,997	$-
Accrual of offering costs	$-	$-
Common stock subject to possible conversion	$45,870,695	$-
Deferred Underwriting commission	$1,000,000	$-

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.
Notes to Condensed Financial Statements

(unaudited)

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

M I Acquisitions, Inc. (the “Company”) was incorporated in Delaware on April 23, 2015 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company initially intends to focus on target businesses operating in the consumer, retail or retail service industries.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,107,110, of which the deferred underwriting fee of $1,000,000 was unpaid as of September 30, 2016.

The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 Over-allotment Option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090 and net proceeds of $3,008,057 after deducting $93,033 of transaction costs. On October 14, 2016, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 18,607 private Units to one of the initial stockholders, generating gross proceeds of $186,070.

All activity from inception through September 19, 2016 related to the Company’s formation, Offering and general and administrative expenses. Since the Offering, the Company’s activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering and the Private Placement (including the partial exercise of the over-allotment option, an amount of $54,694,127 (or $10.30 per share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Units is being held in a trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by American Stock Transfer & Trust Company, acting as trustee, and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The $54,694,127 placed into the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s insiders will agree to be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Proposed Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Proposed Public Offering, the Company’s Initial Stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the common shares sold in the Offering. Accordingly, all shares purchased by a holder in excess of 20% of the shares sold in the Offering will not be converted to cash.

In connection with any stockholder vote required to approve any Business Combination, the Initial Stockholders agreed (i) to vote any of its respective shares, including the common shares sold to the Initial Stockholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units sold in the Private Placement, and any common shares which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Pursuant to the Company’s amended and restated Certificate of Incorporation if the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional month (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement entered into between the Company and American Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $125,000 (or $143,750 if the underwriters’ over-allotment option is exercised in full), or $0.025 per unit in either case, up to an aggregate of $375,000 (or $431,250 if the underwriters’ over-allotment option is exercised in full), or $0.075 per unit, on or prior to the date of the applicable deadline, for each one month extension. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire $375,000 (or $431,250). If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a business combination, the Company will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, the insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the period from April 23, 2015 (Inception) through December 31, 2015 and the period then ended included in the prospectus filed with the Securities and Exchange Commission on September 14, 2016.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016, marketable securities held in the Trust Account consisted of $51,500,000 in United States Treasury Bills with an original maturity of six months or less.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion are classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 23, 2015, the evaluation was performed for the 2015 tax year, which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2016 through September 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Subsequent Events

The Company’s management reviewed all material events that have occurred after the balance sheet date through the date which these financial statements were issued.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On September 19, 2016, the Company sold 5,000,000 Units at a price of $10.00 per Unit. In addition, the Company granted the Underwriter the option to purchase an additional 750,000 Units solely to cover over allotments, if any, pursuant to a 45 day over- allotment option granted to the Underwriter, which was partially exercised in October 2016 (see Note 8). Each Unit consists of one share of common stock in the Company, and one Warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the Company’s completion of its initial Business Combination or 12 months from the effective date of the registration statement relating to the Initial Public Offering, and expiring five years from the completion of the Company’s initial Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common shares is at least $16.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the common shares underlying such Warrants during the 30 day redemption period. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Warrants will expire and will be worthless.

Note 4 — Private Units

Simultaneously with the Offering, the Initial Shareholders of the Company purchased an aggregate of 402,500 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $4,025,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Units are identical to the Units sold in the Offering except the Warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the Private Units into the right to receive cash from the Trust Account in connection with a stockholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to shareholders’ rights or pre-Business Combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of an initial Business Combination.

Note 5 — Notes Payable

Note Payable Related Party

The Company issued a $131,720 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note was non-interest bearing and payable on the earlier of (i) the consummation of the Offering or (ii) the date on which the Company determines not to proceed with the Offering. As of September 30, 2016, all amounts under the note had been repaid.

Advances from Related Party

An affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances are due on demand and are non-interest bearing. As of September 30, 2016, the Company repaid $54,230. The amount due to the related party at September 30, 2016 is $971 and is presented as Advances from related party on the accompanying balance sheet. The remaining outstanding balance was repaid in October 2016.

Note Payable

On July 1, 2015, the Company issued a $55,000 principal amount unsecured promissory note. The note is non-interest bearing and was payable on the earlier of (i) the consummation of the Public Offering or (ii) the date on which the Company determines not to proceed with the Public Offering. On September 26, 2016, the Company amended the agreement with lender and outstanding balance was amended to $27,500. The Company recorded a gain on extinguishment of debt as a result of the amendment in the amount of $27,500 during the period ended September 30, 2016. The note is now due upon completion of an initial business combination. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount.

Note 6 — Commitments

Underwriting Agreement

The Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”). The Underwriting Agreement required the Company to pay an underwriting discount of 3.0% of the gross proceeds of the Offering as an underwriting discount and incur a deferred underwriting discount of up to 2.0% for an aggregate underwriting discount of 5.0% of the gross proceeds of the Offering, in each case as set forth in the Underwriting Agreement. The Company will pay the deferred underwriting fee at the closing of the Business Combination. The underwriters also purchased an interest in M SPAC Holdings I LLC, an entity controlled by the Company’s insiders, which entitles it to a beneficial interest in 63,184 insider shares.

The Underwriting Agreement granted Chardan Capital Markets, LLC a right of first refusal, for a period of thirty-six months from the closing of the Offering, to act as lead investment banker, lead book-runner, and/or lead placement agent with 33% of the economics or 25% if three investment banks are involved in the transaction, for any public or private equity and debt offerings during such period.

The Underwriting Agreement will provide that the Company will pay Chardan Capital Markets, LLC a warrant solicitation fee of five percent (5%) of the exercise price of each public warrant exercised during the period commencing on the later of 12 months from the closing of the Proposed Public Offering or 30 days after the completion of the Company’s initial business combination including warrants acquired by security holders in the open market. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan Capital Markets, LLC except to the extent it is limited by the number of warrants outstanding.

Purchase Option

The Company sold to the underwriters, for $100, a unit purchase option to purchase up to a total of 300,000 units exercisable at $12.00 per unit (or an aggregate exercise price of $6,000,000) commencing on the later of the consummation of a Business Combination and six months from September 13, 2016. The unit purchase option expires five years from September 13, 2016. The units issuable upon exercise of this option are identical to the Units being offered in the Offering. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from September 13, 2016, including securities directly and indirectly issuable upon exercise of the unit purchase option.

The Company accounts for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option was approximately $2,695,000 (or $8.98 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 149%, (2) risk-free interest rate of 1.22% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Registration Rights

The Initial Stockholders are entitled to registration rights with respect to their initial shares and the purchasers of the Private Units will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on September 13, 2016. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Private Units (or underlying securities) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the three and nine months ended September 30, 2016, the Company incurred administrative fees of $5,667.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2016, there are no preferred shares issued or outstanding.

Common Stock

Amended and Restated Certificate of Incorporation

The Company’s Certificate of Incorporation was amended in connection with the Offering to reduce the Company’s authorized shares of common stock from 50,000,000 to 30,000,000.

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share.

On April 23, 2015, 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.02 per share for an aggregate of $25,000. This number includes an aggregate of up to 187,500 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. All of these shares will be placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property.

As of September 30, 2016, there were 2,386,806 common shares issued or outstanding, which excludes 4,453,194 shares subject to possible conversion.

The Company’s insiders have agreed (A) to vote their insider shares, private shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of its obligation to redeem 100% of its public shares if it does not complete its initial business combination within 18 months from the closing of the Offering (or 21 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the insider shares and private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months from the closing of the Offering (or 21 months, as applicable) and (D) that the insider shares and private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated.

Note 8 — Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued.

The underwriters exercised the Over-allotment Option in part and, on October 14, 2016, the underwriters purchased 310,109 Over-allotment Option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090 and net proceeds of $3,008,057 after deducting $93,033 of transaction costs. On October 14, 2016, simultaneously with the sale of the Over-Allotment Units, the Company consummated the private sale of an additional 18,607 Private Units to one of the initial stockholders, generating gross proceeds of $186,070.

Subsequent to September 30, 2016, the Company canceled 109,973 founders’ shares pursuant to the Escrow Agreement upon the expiration of the underwriters’ over-allotment option.

On November 10, 2016, the Company issued a press release announcing that the holders of Units may elect to separately trade the Common Stock and warrants included in the Units commencing on or about November 14, 2016.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to M I Acquisitions Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on April 23, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in the technology, media and telecommunications industries. We intend to utilize cash derived from the proceeds of our public offering in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On September 19, 2016, we consummated our initial public offering (the “Offering”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock (“Common Stock”), and one warrant (“Public Warrant”) to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the consummation of the Offering, we consummated the private placement (“Private Placement”) of 402,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $4,025,000. The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090. On October 14, 2016, simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 18,607 Private Units to one of the initial stockholders, generating gross proceeds of $186,070. The remainder of the over-allotment option expired unexercised.

As of October 14, 2016, a total of $54,694,127 of the net proceeds from the Offering and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to September 19, 2016 was in preparation for the Offering. Since the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three and nine months ended September 30, 2016, we had a net loss of $36,382 and $43,646, respectively. During the three months ended September 30, 2016, we incurred $61,360 of general and administrative expenses and $5,667 of administrative fees paid to a related party. During the nine months ended September 30, 2016, we incurred $68,624 of general and administrative expenses and $5,667 of administrative fees paid to a related party. These expenses for the three and nine months ended September 30, 2016 were offset by $27,500 for the extinguishment of debt recorded by the Company on the amendment of a note payable and $3,145 of interest income. For the period from April 23, 2016 (Inception) to September 30, 2015, we had a net loss of $1,043 which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2016, we had cash outside our trust account of $509,051.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans and advances from insiders and a related party and an unrelated party in an aggregate amount of $241,921 that are more fully described below.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 2.0% of the total gross proceeds raised in the offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $509,051 outside of our trust account will be sufficient to allow us to operate until June 13, 2018, assuming that a business combination is not consummated during that time.

We believe that the net proceeds from the offering not held in the trust account and the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, which we anticipate will be approximately $525,000, will be sufficient to allow us to operate for at least the next 21 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and insiders;

•	$40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$210,000 for the payment of the administrative fee to Magna Management LLC (of $10,000 per month for up to 21 months), subject to deferral as described herein;

•	$115,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On September 19, 2016, we consummated our initial public offering (the “Offering”) of 5,000,000 units (the “Units”). Each Unit consists of one share of common stock (“Common Stock”), and one warrant (“Public Warrant”) to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the consummation of the Offering, we consummated the private placement (“Private Placement”) of 402,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $4,025,000. The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090. On October 14, 2016, simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 18,607 Private Units to one of the initial stockholders, generating gross proceeds of $186,070. The remainder of the over-allotment option expired unexercised.

The Private Units are identical to the units sold in the Offering except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote their private shares and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2018 (or June 13, 2018, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2018 (or June 13, 2018, as applicable) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of October 14, 2016, a total of $54,694,127 of the net proceeds from the Offering and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,500,000 in underwriting discounts and commissions and $1,625,429 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 5. Other Information

On November 10, 2016, we issued a press release announcing that that the holders of Units may elect to separately trade the common stock and warrants included in the Units commencing on or about November 14, 2016. Those Units not separated will continue to trade on the NASDAQ Capital Market under the symbol “MACQU,” and each of the common stock and warrants are expected to separately trade on the NASDAQ Capital Market under the symbols “MACQ,” and “MACQW,” respectively.

Item 6.  Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 13, 2016, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

4.1	Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.1	Investment Management Trust Account Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.2	Registration Rights Agreement, dated September 13, 2016, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.3	Stock Escrow Agreement dated September 13, 2016 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 9, 2016)

10.5	Administrative Services Agreement dated September 13, 2016 by and between the Registrant and Magna Management LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 10, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M I ACQUISITIONS, INC.

By:	/s/ Joshua Sason
Joshua Sason
Chief Executive Officer
(Principal executive officer)

By:	/s/ Marc Manuel
Marc Manuel
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2016

