Form 10-K
period 2016-12-31
M I Acquisitions, Inc.
filed 2017-03-13
CIK 1653558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-37872

M I ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4257046
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Magna Management LLC

40 Wall Street, 58th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (347) 491-4240

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of	Nasdaq Capital Market
Common Stock, $0.001 par value, and
one Warrant

Common Stock	Nasdaq Capital Market

Warrants	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2016 was zero.

The number of shares outstanding of the Registrant’s common stock as of March 10, 2017 was 7,058,743.

DOCUMENTS INCORPORATED BY REFERENCE

None.

M I ACQUISITIONS, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2016

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.          BUSINESS

Introduction

M I Acquisitions, Inc. is a blank check company formed under the laws of the State of Delaware on April 23, 2015. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in the technology, media and telecommunications industries. We have not selected any target business for our initial business combination and we have not (nor has anyone on our behalf), directly or indirectly, engaged in any substantive discussions with a target business with respect to a business combination transaction with us.

We believe our management team is well positioned to take advantage of investment opportunities in the technology, media and telecommunications industries, and that our contacts and sources in this sector will allow us to generate attractive business combination opportunities. In addition, our management has longstanding relationships and affiliations with key companies operating in our target industries, including Sony Entertainment, Miramax Films, Dimension Films, Open Roads Films, Columbia Records, and London Records (acquired by Universal Music Group). They also have extensive experience in identifying, negotiating with and conducting due diligence on companies targeted for acquisition and consummating acquisitions in the technology, media and telecommunications industries. Prior to the consummation of our initial business combination, we will seek to capitalize on management’s experience in the technology, media and telecommunications industries. Led by our Chief Executive Officer, Joshua Sason, we believe that we are in a position to bring substantial value to any relevant potential target company. Joshua Sason, through Magna Entertainment, has produced four feature films, including the latest feature film, “Bleed for This”, which was a collaboration with Open Road Films in the United States and Sony Entertainment internationally. “Bleed for This” was executive produced by Martin Scorsese, was written and directed by Ben Younger, and produced by Bruce Cohen and Emma Tillinger Koskoff.

Subsequent to the consummation of our initial business combination, we believe that the strengths of our management team, particularly their extensive operations experience in the technology, media and telecommunications industries, will be valuable to any business in the technology, media and telecommunications industries with which we consummate our initial business combination, although the specific roles, if any, they may have following our initial business combination cannot be determined at this time.

On September 19, 2016, we consummated our initial public offering (“IPO”) of 5,000,000 units. Each Unit consists of one share of common stock (“Common Stock”), and one warrant (“Public Warrant”) to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any.

On September 19, 2016, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 402,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $4,025,000. The Private Units are identical to the Units sold in the initial public offering except that the warrants underlying the Private Units (i) will be exercisable on a cashless basis at the holder’s option and (ii) will not be redeemable by the Company, in either case as long as they are held by the initial purchasers or any of their permitted transferees. The holders of Private Units agreed to certain restrictions on the Private Units, as described in the initial public offering registration statement. Additionally, the holders agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances) until the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

A total of $54,694,127 of the net proceeds from the sale of Units in the initial public offering (including the over-allotment option Units) and the private placements on September 19, 2016 and October 14, 2016, were placed in a trust account established for the benefit of the Company’s public stockholders and maintained at J.P. Morgan Chase Bank maintained by American Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination within 18 months from the date of the Offering. On November 14, 2016, the common stock and warrants underlying the Units sold in our initial public offering began to trade separately on a voluntary basis.

Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Competitive strengths

We believe our specific competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek stockholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Competitive Weaknesses

We believe our competitive weaknesses to be the following:

Limited Financial Resources

Our financial reserves will be relatively limited when contrasted with those of venture capital firms, leveraged buyout firms and operating businesses competing for acquisitions. In addition, our financial resources could be reduced because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct.

Lack of experience with blank check companies

Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Limited technical and human resources

As a blank check company, we have limited technical and human resources. Many venture capital funds, leveraged buyout firms and operating businesses possess greater technical and human resources than we do and thus we may be at a disadvantage when competing with them for target businesses.

Delay associated with stockholder approval or tender offer

We may be required to seek stockholder approval of our initial business combination. If we are not required to obtain stockholder approval of an initial business combination, we will allow our stockholders to sell their shares to us pursuant to a tender offer. Both seeking stockholder approval and conducting a tender offer will delay the consummation of our initial business combination. Other companies competing with us for acquisition opportunities may not be subject to similar requirement, or may be able to satisfy such requirements more quickly than we can. As a result, we may be at a disadvantage in competing for these opportunities.

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the IPO. We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the private placement of private units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

We have not selected any target business for our initial business combination and we have not (nor has anyone on our behalf), directly or indirectly, engaged in any substantive discussions with a target business with respect to a business combination transaction with us. As a result, we may not be able to locate a target business, and we may not be able to engage in a business combination with a target business on favorable terms or at all.

Sources of Target Businesses

While we have not yet identified any initial business combination candidates, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have known what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, director nominees or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. As of the date of this report, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	return on equity or invested capital;

•	market capitalization or enterprise value;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on Nasdaq, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail simultaneous business combinations with several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With a business combination with several businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and therefore avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or whether we will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. We anticipate that our business combination could be completed by way of a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar transaction. Stockholder approval will not be required under Delaware law if the business combination is structured as an acquisition of assets of the target company, a share exchange with target company stockholders or a purchase of stock of the target company; however, Nasdaq rules would require us to obtain stockholder approval if we seek to issue shares representing 20% or more of our outstanding shares as consideration in a business combination. A merger of our company into a target company would require stockholder approval under Delaware law. A merger of a target company into our company would not require stockholder approval unless the merger results in a change to our certificate of incorporation, or if the shares issued in connection with the merger exceed 20% of our outstanding shares prior to the merger. A merger of a target company with a subsidiary of our company would not require stockholder approval unless the merger results in a change in our certificate of incorporation; however, Nasdaq rules would require us to obtain stockholder approval of such a transaction if we week to issue shares representing 20% or more of our outstanding shares as consideration.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will provide our stockholders with an opportunity to tender their shares to us pursuant to a tender offer pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

In the event we allow stockholders to tender their shares pursuant to the tender offer rules, our tender offer will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not purchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will:

•	permit stockholders to convert their shares in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide stockholders with the conversion rights described above upon completion of the initial business combination.

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 89.4% or more of the shares of common stock sold in the IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount equal to 2.0% of the total gross proceeds raised in the offering, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a business combination unless the number of shares of common stock seeking conversion rights is significantly less than the 89.4% indicated above. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail below) in order to be able to receive a portion of the trust account.

Our insiders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock into the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, officers and directors beneficially own approximately 24.8% of our issued and outstanding shares of common stock, a minimum of approximately 16,052, or 0.2% (if the approval requirement was a majority of shares voted and the minimum number of shares required for a quorum attended the meeting), and a maximum of approximately 1,780,739, or 25.0% (assuming that a majority of the outstanding shares was required to approve the initial business combination), of the outstanding shares of our common stock not owned by our insiders, officers or directors would need to be voted in favor a business combination in order for it to be approved.

None of our insiders or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we seek stockholder approval of a business combination and if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, we or our insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. No funds from the trust account can be released from the trust account prior to the consummation of a business combination to make such purchases (although such purchases could be made using funds available to us after the closing of a business combination). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Notwithstanding the foregoing, we or our insiders or their affiliates will not make purchases of shares of common stock if the purchases would violate Sections 9(a)(2) or 10(b) of the Exchange Act or Regulation M, which are rules that prohibit manipulation of a company’s stock, and we and they will comply with Rule 10b-18 under the Exchange Act in connection with any open-market purchases. If purchases cannot be made without violating applicable law, no such purchases will be made. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our insiders anticipate that they may identify the stockholders with whom our insiders or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our insiders or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 18 months, we may extend the period of time to consummate a business combination up to three times, each by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC on the date of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit), up to an aggregate of $398,259, or $0.075 per unit, on or prior to the date of the applicable deadline, for each one month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combinations, such insiders (or their affiliates or designees) may deposit the entire $398,259.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.30 per share), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers, or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the IPO. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By not allowing a stockholder to convert more than 20% of the shares of common stock sold in the IPO, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders, officers or directors will have the right to receive cash from the trust account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of our certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his or her shares if he or she wishes to seek to exercise his or her conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to deliver their shares prior to the vote on the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his or her shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his or her certificate in connection with an election of their conversion and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination within 18 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may extend the period of time to consummate a business combination up to three times, each by an additional month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC on the date of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit), up to an aggregate of $398,259, or $0.075 per unit, on or prior to the date of the applicable deadline, for each one month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combinations, such insiders (or their affiliates or designees) may deposit the entire $398,259. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 18th or 21st month from the closing of the IPO and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after the IPO) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.30 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.30 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.30.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•	if our initial business combination is not consummated within 18 (or 21) months of the closing of the IPO, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

•	upon the consummation of the IPO (including the partial exercise of the over-allotment option), $54,694,127 was placed into the trust account;

•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

•	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

•	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

•	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

•	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

•	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

•	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

•	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

•	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

•	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

•	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

•	Our insiders receiving compensation in connection with a business combination; and

•	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

•	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

•	our outstanding warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to pay the deferred underwriting commission to the underwriters upon consummation of our initial business combination;

•	our obligation to either repay working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

•	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in connection with an initial business combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 40 Wall Street, 58th Floor, New York, NY 10005. The cost for this space is included in the $10,000 per-month fee payable to Magna Management LLC, a company controlled by our insiders, for office space, utilities and secretarial services. Our agreement with Magna Management LLC provides that commencing on the date that our securities are first listed on the Nasdaq Capital Market and until we consummate a business combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by Magna Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.           RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 40 Wall Street, 58th Floor, New York, NY 10005. The cost for this space is included in the $10,000 per-month fee payable to Magna Management LLC, a company controlled by our insiders, for office space, utilities and secretarial services. We consider our current office space adequate for our current operations.

ITEM 3.          LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “MACQU” on September 14, 2016. The common stock and warrants comprising the units began separate trading on Nasdaq on November 14, 2016 under the symbols “MACQ” and “MACQW”, respectively.

The table below sets forth the high and low closing sale prices of units, common stock and warrants reported by the Nasdaq for the period from September 14, 2016 (the date on which our units were first traded on the Nasdaq) through March 10, 2017.

	Common Stock		Warrants		Units
Period Ended	High	Low	High	Low	High	Low
September 30, 2016	N/A	N/A	N/A	N/A	10.08	10.00
December 31, 2016	$10.04	$9.80	$0.29	$0.17	$10.21	$9.97
January 1, 2017 through March 10, 2017	$10.25	$9.93	$0.48	$0.20	$10.28	$10.15

Holders of Record

At March 10, 2017, there were 7,058,743 shares of our common stock issued and outstanding held by 4 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial acquisition transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial acquisition transaction. The payment of any dividends subsequent to an initial acquisition transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 19, 2016, we consummated our IPO of 5,000,000 Units. Each Unit consists of one share of Common Stock, and one Public Warrant to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the consummation of the IPO, we consummated a private placement of 402,500 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,025,000. The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090. On October 14, 2016, simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 18,607 Private Units to one of the initial stockholders, generating gross proceeds of $186,070. The remainder of the over-allotment option expired unexercised.

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

Upon the closing of the above transactions, a total of $54,694,127 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders. As of December 31, 2016, cash and cash equivalents held in trust totaled $54,731,828.

We paid a total of $1,593,033 in underwriting discounts and commissions and $1,687,451 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.          SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On September 19, 2016, we consummated our IPO of 5,000,000 Units. Each Unit consists of one share of Common Stock and one Public Warrant to purchase one share of Common Stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. We granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. Simultaneously with the consummation of the IPO, we consummated the Private Placement of 402,500 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,025,000. The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 over-allotment option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090. On October 14, 2016, simultaneously with the sale of the Over-Allotment Units, we consummated the private sale of an additional 18,607 Private Units to one of the initial stockholders, generating gross proceeds of $186,070. The remainder of the over-allotment option expired unexercised.

As of December 31, 2016, a total of $54,731,828 of the net proceeds from the Offering (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to December 31, 2016 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2016, we had a net loss of $107,995. During the year ended December 31, 2016, we incurred $137,529 of general and administrative expenses and $35,667 of administrative fees paid to a related party. These expenses for the year ended December 31, 2016 were offset by $27,500 for the extinguishment of debt recorded by the Company on the amendment of a note payable and $37,701 of interest income. For the period from April 23, 2016 (Inception) to December 31, 2015, we had a net loss of $10,226 which was comprised of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2016, we had cash outside our trust account of $362,535.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, loans and advances from insiders and a related party and an unrelated party in an aggregate amount of $241,921 that were repaid at the closing of the IPO, and the proceeds from the IPO and Private Placement.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 2.0% of the total gross proceeds raised in the offering upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $362,535 outside of our trust account will be sufficient to allow us to operate until June 19, 2018, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

We anticipate that we will incur approximately:

•	$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$50,000 of expenses for the due diligence and investigation of a target business by our officers, directors and insiders;

•	$94,500 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$150,000 for the payment of the administrative fee to Magna Management LLC (of $10,000 per month for up to remaining 15 months we have to seek a potential business combination), subject to deferral as described herein;

•	$5,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for general and administrative services payable to Magna Management LLC, an affiliate of our insiders, which will be paid for up to 21 months starting on the closing date of the IPO.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common stock subject to possible conversion:

We account for our common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion are classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain conversion rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

Going concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had approximately $363,000 in cash and cash equivalents held outside Trust Account, approximately $38,000 in interest income available from the Company's investments in the Trust Account to pay its income tax obligations, and a working capital of approximately $269,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 19, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

part III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 10, 2017.

Name	Age	Position
Joshua Sason	29	Chief Executive Officer and Director
Marc Manuel	48	Chief Financial Officer and Director
Russell Rieger	57	Vice President of Strategy
Donald S. Ienner	64	Director
David Schulhof	46	Director
Samuel S. Holdsworth	64	Director

Below is a summary of the business experience of each of our executive officers and directors

Joshua Sason has served as our Chief Executive Officer and a Director since our inception. Mr. Sason is the founder & Chief Executive Officer of Magna Management LLC, a global investment firm which makes direct investments across the worldwide public and private equity markets and the entertainment industry. In the six years since launching the firm, Mr. Sason has grown Magna Management LLC into a leading investor in its market segment, investing over $200M across three divisions with holdings on six continents and nine distinct lines of business. Mr. Sason has served as Chairman of the New York construction company Sason Builders, LLC since June 2014 and Chairman of the boutique customer experience firm, Mainz, since November 2013. In addition, Mr. Sason has been the Chief Executive Officer of Magna Entertainment, LLC since 2013. Magna Entertainment has produced four feature films, including its latest feature film, “Bleed for This”.

Marc Manuel has served as our Chief Financial Officer and Director since July 12, 2016. Marc has served as a Managing Director for Magna Management, LLC since 2012. Since joining Magna as Managing Director, Mr. Manuel has been responsible for helping to build out the Magna’s Equities division, structuring the Equities division’s investments both as lead investor in syndicated transactions and as a sole investor. Prior to joining Magna, from September 2009 until July 2012, Mr. Manuel worked as an Investment Banker at Scarsdale Equities LLC. Prior to working at Scarsdale Equities LLC, Mr. Manuel owned his own business and consulted for a wide array of companies ranging from early stage startups to members of the Fortune 10. He holds a B.A. from George Washington University, Cum Laude and an MBA from Fordham University.

Russell Rieger has been our Vice President of Strategy since July 25, 2016. Mr. Rieger has been Vice President of Magna Entertainment, LLC since April 2014. From 1997 to 2002, he served as General Manager and Executive Vice President of Creative for Maverick Records (of which Madonna was one of the founders), building the label into a freestanding record company with over 100 employees and working with successful artists including the Prodigy, Alanis Morissette, Muse, and the Deftones, as well as was executive producing movie soundtracks, including The Matrix. In 2003 he became principal founder and partner at Pipeline LLC, an entertainment branding and marketing company based in Los Angeles where he worked until 2009. Mr. Rieger moved to NYC in 2010 and founded his own consulting firm, working with startup companies, private equity and hedge funds focusing on the entertainment and media industries, where he worked until April 2014. Prior to working at Maverick and Pipeline, Mr. Rieger was the General Manager of London Records, from 1992 to 1997, where he helped to launch the record label in the United States and worked with several gold and platinum artists such as Portishead, Salt n’ Pepa, Meat Puppets and Paul Weller. He began his career, in 1982 as a co-manager for Modern English and shortly after, co-founded a management company that represented the Replacements, the Del Fuegos and Cyndi Lauper among others. Mr. Rieger is a graduate of the State University of New York at Albany where he received a BA in both Political Science and Philosophy.

Donald S. Ienner has been our director since February 1, 2016. Mr. Ienner has been the managing member of DSI-1008, LLC, a consulting firm for the music industry, since October 2011. From 2007 to October 2011, he served as a consultant to the music industry. From 1989 to 2006, he served in various capacities with Columbia Records/Sony Music, most recently as Chairman and CEO of Sony Music Label Group U.S. Mr. Ienner has worked in the music industry since 1969 and held various positions with Cam-USA, Millennium Records and Arista Records prior to joining Columbia Records/Sony Music in 1989. Mr. Ienner has previously been a nominating committee member for the Rock and Roll Hall of Fame, a board member of the Recording Industry Association of America, and a board member of Gibson Guitars.

David Schulhof has been our director since December 16, 2015. Mr. Schulhof has served as the President of IM Global Music since December 2014. Previously, from March 2012 to November 2014, he was a Managing Director at G2 Investment Group, an offshoot of New York private equity firm Guggenheim Partners, focusing on the firm’s media investments. Prior to G2, he was Co-Founder and CEO of Evergreen Copyrights from January 2005 through December 2010, which pursued a global acquisition strategy. Schulhof and his partners built Evergreen into one of the leading independent music publishing companies worldwide and in 2010 sold Evergreen to KKR/BMG Rights Management. Before launching Evergreen, from 1997 to 2004, he was Vice President of Motion Picture Music at Miramax and Dimension films, overseeing music, music publishing, music supervision and soundtracks for the Studio. Prior to joining Miramax, he was a lawyer at the law offices of Pryor Cashman Sherman and Flynn, representing film, music and TV clients. He began his career at Interscope Records and graduated from the NYU School of Law and Georgetown University.

Samuel S. Holdsworth has been our director since December 16, 2015. Mr. Holdsworth is a Managing Director of Sword, Rowe & Co., a firm providing investment and advisory services for media and entertainment businesses. Prior thereto, from January 2012 until December 2013, Mr. Holdsworth provided consulting services to financial and content related businesses. From January 2008 until January 2012 he was the Executive Chairman of Solvi Brands, LLC, an early stage consumables company. Mr. Holdsworth was a founding partner at JPMorgan Entertainment Partners, a private equity fund, from Jan. 1999 until June 2006. He was also Chairman and CEO of Ryko Corp., a diversified music company from early 2001 until it was sold to Warner Music Group in June 2006. From 1991 through 1999 he ran an investment banking practice doing M&A, turn-around and fundraising for businesses in the media, entertainment and lodging space. He began his entrepreneurial career in publishing, founding Musician Magazine in 1976 and selling it to Billboard Publications in 1981. He was previously a principal and president of BPI Communications Entertainment division, publisher of Billboard Magazine and managed the Hollywood Reporter, Adweek and other media business properties. He also founded and was Executive Producer of the Billboard Awards Show on the Fox Network from 1990 through 1997.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders. Most of the current officers or directors have senior leadership experience in the entertainment and media industry. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Most of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Joshua Sason

Mr. Sason is well-qualified to serve as Chief Executive Officer and a member of the Board due to his business leadership, operational experience, and experience in direct investments across the worldwide public and private equity markets and the entertainment industry. We believe Mr. Sason’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Sason’s investment experience in the entertainment industry and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Marc Manuel

Mr. Manuel is well-qualified to serve as a member of the Board due to his investment experience, merger and acquisition experience and operational experience. We believe Mr. Manuel’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Manuel’s strategic consulting experience and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Donald S. Ienner

Mr. Ienner is well-qualified to serve as a member of the Board due to his business leadership and experience in the music industry and public company experience. We believe Mr. Manuel’s access to contacts and sources in the music industry will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Ienner’s strategic consulting experience and background in the music industry will further our purpose of consummating an acquisition transaction.

David Schulhof

Mr. Schulhof is well-qualified to serve as a member of the Board due to his business leadership, operational experience, legal background and experience in mergers and acquisitions in the entertainment and media industry. We believe Mr. Schulhof’s access to contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers in the entertainment and media industry will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Schulhof’s broad operational experience and background in negotiating, structuring and consummating mergers and acquisitions including the acquisition of Evergreen by KKR/BMG Rights Management will further our purpose of consummating an acquisition transaction.

Samuel S. Holdsworth

Mr. Holdsworth is well-qualified to serve as a member of the Board due to his business leadership, operational experience, experience in investment and advisory services for media and entertainment businesses. We believe Mr. Holdsworth’s contacts and sources, ranging from private and public company contacts, private equity funds and investment bankers in the entertainment and media industry will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Holdsworth’s broad consulting experience and background in negotiating, structuring and consummating mergers and acquisitions will further our purpose of consummating an acquisition transaction.

Russell Rieger

Mr. Rieger is well-qualified to serve as an officer of the company due to his investment, operational, corporate strategy and consulting experience in the entertainment and media industries. We believe Mr. Rieger’s access to contacts and sources in the entertainment and media industries, ranging from private and public company contacts, private equity funds and investment bankers will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Rieger’s consulting experience and background in negotiating, structuring and consummating private equity transactions will further our purpose of consummating an acquisition transaction.

Board Committees

The Board has a standing audit and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on July 26, 2016.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no meetings during 2016.

The members of the Audit Committee are Samuel S. Holdsworth, Chair, David Schulhof and Donald S. Ienner. The Board has determined that Samuel S. Holdsworth is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2016.

The members of the Compensation Committee are David Schulhof, Chair, Samuel S. Holdsworth and Donald S. Ienner.

Independent Directors Overseeing Director Nominations

The independent directors of the Company assists the Board in overseeing various Board composition, and to the extent they deem necessary, perform the following:

•	Make recommendations to the Board regarding the size and composition of the Board, establish procedures for the nomination process and screen and recommend candidates for election to the Board.

•	Recommend for approval by the Board on an annual basis desired qualification and characteristics for Board membership and with corresponding attributes.

•	Establish and administer a periodic assessment procedure relating to the performance of the Board as a whole and its individual members.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or shareholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, shareholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

•	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 21 months from the date of the IPO. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Joshua Sason	Magna Management LLC	Investments	Founder & Chief Executive Officer
Joshua Sason	Sason Builders	Construction	Chairman
Joshua Sason	Mainz	Customer experience	Chairman
Joshua Sason	Magna Entertainment, LLC	Film production	Chief Executive Officer
Joshua Sason	M SPAC LLC	Investment Holding Company	Managing Member
Joshua Sason	M SPAC Holdings I LLC	Investment Holding Company	Managing Member
Joshua Sason	M SPAC Holdings II LLC	Investment Holding Company	Managing Member
Marc Manuel	Magna Management LLC	Investments	Managing Director
Russell Rieger	Magna Entertainment, LLC	Film production	Vice President
Donald S. Ienner	DSI-1008, LLC	Consulting	Managing Member
David Schulhof	IM Global Music	Film distribution	President
Samuel S. Holdsworth	Sword, Rowe & Co.	Investment and advisory services	Managing Director

Our insiders, officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the IPO or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.         EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on September 13, 2016 through the completion of our initial business combination with a target business, we will pay to Magna Management LLC, a company owned by our insiders, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

We have not set aside any amount of assets for pension or retirement benefits.

Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 10, 2017 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 10, 2017, we had 7,058,743 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not include the placement warrants as these warrants are not exercisable within 60 days of March 10, 2017. All shares have identical voting rights.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Approximate Percentage of Outstanding Shares of Common Stock
M SPAC LLC(3)	1,139,609	16.1%
M SPAC Holdings I LLC(3)	249,148	3.5%
M SPAC Holdings II LLC(3)	359,878	5.1%
Joshua Sason(4)	1,748,634	24.8%
Marc Manuel	0	—
Russell Rieger	0	—
Donald S. Ienner	0	—
David Schulhof	0	—
Samuel S. Holdsworth	0	—
All directors, director nominees and executive officers as a group (3 individuals)	1,748,634	24.8%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Magna Management LLC, 40 Wall Street, 58th Floor, New York, NY 10005.
(2)	Does not include beneficial ownership of any shares of common stock underlying outstanding warrants as such shares are not issuable within 60 days of the date of this report.

(3)	Joshua Sason is the sole managing member of M SPAC LLC, M SPAC Holdings I LLC and M SPAC Holdings II LLC and thus may be deemed to have voting and investment power with respect to the shares owned by such entities.
(4)	Securities beneficially owned consist of securities owned by M SPAC LLC, M SPAC Holdings I LLC and M SPAC Holdings II LLC, of which the individual is a managing member.

All of the insider shares outstanding prior to the IPO were placed in escrow with American Stock Transfer & Trust Company, LLC, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. We cancelled 109,973 shares of the insider shares which were released from escrow for cancellation on November 10, 2016.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

In order to meet our working capital needs following the consummation of the IPO, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

Our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2015, we sold an aggregate of 1,437,500 shares of our common stock for $25,000, or approximately $.02 per share, to M SPAC LLC, which is controlled by Joshua Sason. On July 20, 2016, M SPAC LLC sold back 494,480 shares to us at a price equal to the amount paid for such shares. We subsequently sold an aggregate of 494,480 shares of our common stock for $8,599.65, or approximately $.02 per share, to M SPAC Holdings I LLC and M SPAC Holdings II LLC, each of which is controlled by Joshua Sason.

The underwriters exercised a portion of their over-allotment option. Our insiders forfeited an aggregate of 109,973 insider shares in proportion to the portion of the over-allotment option that was not exercised. We recorded the forfeited shares as treasury stock and simultaneously retired the shares. Such forfeited shares were immediately cancelled which resulted in the retirement of the treasury shares and a corresponding charge to additional paid-in capital.

M SPAC LLC, M SPAC Holdings I LLC and M SPAC Holdings II LLC, entities controlled by Joshua Sason, our Chief Executive Officer, purchased, pursuant to written purchase agreements with us, 402,500 private units for a total purchase price of $4,025,000, from us. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. Simultaneously with the purchase of units resulting from the exercise of the over-allotment option by the underwriter, M SPAC LLC, M SPAC Holdings I LLC and M SPAC Holdings II LLC also purchased from us at a price of $10.00 per unit 18,607 private units.

In order to meet our working capital needs following the consummation of the IPO, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and underlying securities) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Magna Management LLC, a company owned by our insiders, has agreed that, commencing on the date of the IPO through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Magna Management LLC $10,000 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by Magna Management LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will our insiders, or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

Marcum LLP

The following chart sets forth public accounting fees in connection with services rendered by Marcum LLP from inception to December 31, 2016.

Marcum LLP
	2016	2015
Audit Fees	$60,000	$37,500
Audit-Related Fees	$-	$-
Tax Fees	$2,189	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by Marcum LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Marcum LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our initial public offering.

Marcum LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2016 and 2015 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2016 and 2015, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors.

part IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such materials can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 13, 2016, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.4	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 12, 2016)

4.5	Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.1	Investment Management Trust Account Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.2	Registration Rights Agreement, dated September 13, 2016, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.3	Stock Escrow Agreement dated September 13, 2016 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 9, 2016)

10.5	Administrative Services Agreement dated September 13, 2016 by and between the Registrant and Magna Management LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M I ACQUISITIONS, INC.

Dated: March 13, 2017	By:	/s/Joshua Sason
	Name:	Joshua Sason
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Sason	Chief Executive Officer and Director	March 13, 2017
Joshua Sason	(Principal Executive Officer)

/s/ Marc Manuel	Chief Financial Officer and Director	March 13, 2017
Marc Manuel	(Principal Accounting and Financial Officer)

/s/ Russell Rieger	Vice President of Strategy	March 13, 2017
Russell Rieger

/s/ Donald S. Ienner	Director	March 13, 2017
Donald S. Ienner

/s/ David Schulhof	Director	March 13, 2017
David Schulhof

/s/ Samuel S. Holdsworth	Director	March 13, 2017
Samuel S. Holdsworth

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 13, 2016, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.4	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 12, 2016)

4.5	Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.1	Investment Management Trust Account Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.2	Registration Rights Agreement, dated September 13, 2016, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.3	Stock Escrow Agreement dated September 13, 2016 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 9, 2016)

10.5	Administrative Services Agreement dated September 13, 2016 by and between the Registrant and Magna Management LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

M I ACQUISITION, INC.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of M I Acquisitions, Inc.

We have audited the accompanying balance sheets of M I Acquisitions, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from April 23, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M I Acquisitions, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from April 23 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2016 are not sufficient to complete its planned activities for the next year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

New York, NY
March 13, 2017

M I Acquisitions, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015

Assets
Current asset: cash and cash equivalents	$362,535	$5,000
Prepaid expenses and other current assets	56,241	-
Total current assets	418,776	5,000

Deferred offering costs	-	178,957

Cash and cash equivalents held in trust	54,731,828	-
Total Assets	$55,150,604	$183,957

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$111,011	$-
Accrued offering costs payable	11,616	-
Note payable	27,500	55,000
Note payable - related parties	-	114,183
Total Current Liabilities	150,127	169,183

Deferred underwriting fee payable	1,062,022	-

Total Liabilities	1,212,149	169,183

Commitments

Common stock subject to possible conversion (4,748,033 shares at conversion value)	48,938,449	-

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,310,710 issued and outstanding at December 31, 2016 (excluding 4,748,033 shares subject to possible conversion) and 1,437,500 shares issued and outstanding at December 31, 2015 (1)	2,311	1,438
Additional paid in capital	5,115,916	23,562
Accumulated deficit	(118,221)	(10,226)
Total Stockholders' Equity	5,000,006	14,774

Total Liabilities and Stockholders' Equity	$55,150,604	$183,957

(1)	This number includes an aggregate of up to 187,500 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.
Statements of Operations

	For the Year	For the Period from
	Ended	April 23, 2015 (Inception)
	December 31, 2016	to December 31, 2015

EXPENSES
Administration fee - related party	$35,667	$-
Formation and operating costs	137,529	10,226

TOTAL EXPENSES	173,196	10,226

OTHER INCOME
Interest income	37,701	-
Extinguishment of debt	27,500	-

TOTAL OTHER INCOME	65,201	-

Net loss	$(107,995)	$(10,226)

Net loss per shares of common stock - basic and diluted	$(0.06)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	1,664,794	1,250,000 (1)

(1)	This number excludes an aggregate of 4,748,033 shares subject to possible conversion at December 31, 2016 and up to 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.

Statement of Changes in Stockholder’s Equity

For the Year Ended December 31, 2016 and the Period from April 23, 2015 (Inception) through December 31, 2015

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, April 23, 2015 (Inception)	-	$-	$-	$-	$-

Issuance of common stock to Initial Stockholder	1,437,500	1,438	23,562	-	25,000

Net loss	-	-	-	(10,226)	(10,226)

Balance, December 31, 2015	1,437,500	$1,438	$23,562	$(10,226)	$14,774

Sale of 5,000,000 units	5,000,000	5,000	49,995,000	-	50,000,000

Underwriters discount and offering expenses	-	-	(3,280,484)	-	(3,280,484)

Sale of 421,107 private units	421,107	421	4,210,649	-	4,211,070

Exercise of underwriters' overallotment	310,109	310	3,100,780	-	3,101,090

Forfeiture and cancellation of 109,973 Founders' shares	(109,973)	(110)	110	-	-

Common stock subject to possible conversion	(4,748,033)	(4,748)	(48,933,701)	-	(48,938,449)

Net loss	-	-	-	(107,995)	(107,995)

Balance, December 31, 2016	2,310,710	$2,311	$5,115,916	$(118,221)	$5,000,006

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.

Statements of Cash Flows

	For the Year	For the Period from
	Ended	April 23, 2015 (Inception)
	December 31, 2016	to December 31, 2015

Cash Flows From Operating Activities:
Net loss	$(107,995)	$(10,226)
Gain on extinguishment of debt	(27,500)	-
Interest earned on cash and securities held in Trust Account	(37,701)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	2,537	10,226
Changes in operating assets and liabilities:
Prepaid expenses	(56,241)	-
Accounts payable and accrued expenses	111,011	-
Accrued offering costs payable	(34,383)	-
Net Cash Used In Operating Activities	(150,272)	-

Cash Flows From Investing Activities:
Cash deposited into trust account	(54,694,127)	-
Net Cash Used In Investing Activities	(54,694,127)	-

Cash Flows From Financing Activities:
Proceeds from public offering, net of offering costs	51,202,624	-
Proceeds from sale of private units	4,211,070	-
Proceeds from issuance of common stock	-	25,000
Payments of related party notes	(131,720)	-
Proceeds from related party advances	55,201	-
Payments of related party advances	(55,201)	-
Payments of offering costs	(80,040)	(20,000)
Net Cash Provided By Financing Activities	55,201,934	5,000

Net change in cash and cash equivalents	357,535	5,000

Cash and cash equivalents at beginning of period	5,000	-

Cash and cash equivalents at end of period	$362,535	$5,000

Supplemental disclosure of non-cash financing activities:
Payment of deferred offering costs by issuance of notes and related party notes	$15,000	$158,957
Payment of deferred offering costs by issuance of common stock	$-	$25,000
Reclassification of deferred offering costs to equity	$258,997	$-
Accrual of offering costs	$45,999	$-
Common stock subject to possible conversion	$48,938,449	$-
Deferred Underwriting commission	$1,062,022	$-

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.

Notes to Financial Statements

Note 1 — Organization, Plan of Business Operations and Going Concern Consideration

M I Acquisitions, Inc. (the “Company”) was incorporated in Delaware on April 23, 2015 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although the Company intends to focus its search on target businesses operating in the technology, media and telecommunications industries.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of December 31, 2016.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units, common stock and warrants are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

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

Pursuant to the Company’s amended and restated Certificate of Incorporation if the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional month (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement entered into between the Company and American Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit), up to an aggregate of $398,259, or $0.075 per unit, on or prior to the date of the applicable deadline, for each one month extension. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire $398,259. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a business combination, the Company will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, the insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had approximately $363,000 in cash and cash equivalents held outside Trust Account, approximately $38,000 in interest income available from the Company's investments in the Trust Account to pay its income tax obligations, and a working capital of approximately $269,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 19, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,748,033 shares of common stock subject to possible redemption at December 31, 2016 and an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters at December 31, 2015, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At December 31, 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016, marketable securities held in the Trust Account consisted of $54,731,828 in United States Treasury Bills with an original maturity of six months or less.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Deferred offering costs consist of costs incurred in connection with preparation for the Offering. These costs, together with the underwriter discount, were charged to capital upon completion of the Offering.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2016 through December 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On September 19, 2016, the Company sold 5,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company granted the Underwriter the option to purchase an additional 750,000 Units solely to cover over allotments, if any, pursuant to a 45 day over- allotment option granted to the Underwriter. The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 Over-allotment Option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090 and net proceeds of $3,008,057 after deducting $93,033 of transaction costs.

Each Unit consists of one share of common stock in the Company, and one Warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the Company’s completion of its initial Business Combination or September 14, 2017, and expiring five years from the completion of the Company’s initial Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common shares is at least $16.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the common shares underlying such Warrants during the 30 day redemption period. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Warrants will expire and will be worthless.

Note 4 — Private Units

Simultaneously with the Offering, the Initial Shareholders of the Company purchased an aggregate of 421,107 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $4,211,070) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

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

Note 5 — Notes Payable

Note Payable Related Party

On June 30, 2106, the Company issued a $131,720 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note was non-interest bearing and payable on the earlier of (i) the consummation of the Offering or (ii) the date on which the Company determines not to proceed with the Offering. As of December 31, 2016, all amounts under the note had been repaid.

Advances from Related Party

An affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances totaled $55,201 and were due on demand and are non-interest bearing. As of December 31, 2016, the Company repaid all advances.

Note Payable

On July 1, 2015, the Company issued a $55,000 principal amount unsecured promissory note. The note was non-interest bearing and was payable on the consummation of the Public Offering. On September 26, 2016, the Company amended the agreement with lender and outstanding balance was amended to $27,500. The Company recorded a gain on extinguishment of debt as a result of the amendment in the amount of $27,500 during the period ended December 31, 2016. The note is now due upon completion of an initial business combination. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount.

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

Purchase Option

The Company sold to the underwriters, for $100, a unit purchase option to purchase up to a total of 300,000 units exercisable at $12.00 per unit (or an aggregate exercise price of $3,600,000) commencing on the later of the consummation of a Business Combination and six months from September 13, 2016. The unit purchase option expires five years from September 13, 2016. The units issuable upon exercise of this option are identical to the Units being offered in the Offering. The Company has agreed to grant to the holders of the unit purchase option, demand and “piggy back” registration rights for periods of five and seven years, respectively, from September 13, 2016, including securities directly and indirectly issuable upon exercise of the unit purchase option.

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

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the year December 31, 2016, the Company incurred administrative fees of $35,667.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2016, there are no preferred shares issued or outstanding.

Common Stock

Amended and Restated Certificate of Incorporation

The Company’s Certificate of Incorporation was amended in connection with the Offering to reduce the Company’s authorized shares of common stock from 50,000,000 to 30,000,000.

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share.

On April 23, 2015, 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.02 per share for an aggregate of $25,000. This number includes an aggregate of up to 187,500 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. All of these shares will be placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. On November 11, 2016, 109,973 Founders’ shares were forfeited and cancelled.

As of December 31, 2016, there were 2,310,710 common shares issued or outstanding, which excludes 4,748,033 shares subject to possible conversion.

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

Note 8 — Income Tax

The Company’s deferred tax assets are as follows at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred tax asset
Net operating loss carryforward	$50,339	3,747
Valuation Allowance	(50,339)	(3,747)
Deferred tax asset, net of allowance	$-	-

The income tax provision (benefit) consists of the following at December 31, 2016 and 2015:

	Year Ended December 31, 2016	For the Period from April 23, 2015 (Inception) to December 31, 2015
Federal
Current	$-	$-
Deferred	(36,718)	(3,477)
State and Local
Current	-	-
Deferred	(9,874)	(270)
Change in valuation allowance	46,592	3,747
Income tax provision (benefit)	$-	$-

The Company has a net operating loss (“NOL”) of approximately $118,221, These NOLs, if not utilized, expire beginning in 2035. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by applicable tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that full valuation allowances of the deferred tax asset are appropriate as of December 31, 2016.

Internal Revenue Code Section 382 imposes limitations on the use of NOL carryovers when the stock ownership of one or more 5% shareholders (shareholders owning more than 5% of the Company’s outstanding capital stock) has increased on a cumulative basis more than 50 percentage points within a period of two years. Management cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The deferred tax asset reflected in the tables above resulted from applying an effective combined federal and state tax rate of 42.6% to the net operating losses from fiscal 2015. Effective tax rates differ from statutory rates.

A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2016 and 2015 is as follows:

	Year Ended December 31, 2016	For the Period from April 23, 2015 (Inception) to December 31, 2015
Statutory federal income tax rate	-34.0%	-34.0%
State taxes, net of federal tax benefit	-8.6%	-2.6%
Change in valuation allowance	42.6%	36.6%
Income tax provision (benefit)	0.0%	0.0%

Note 9 — Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued.

On March 7, 2017, the Company authorized the withdrawal of $71,703 from the Trust account in order to pay tax obligations.

