Form 10-Q
period 2017-03-31
M I Acquisitions, Inc.
filed 2017-05-15
CIK 1653558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37872

M I ACQUISITIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4257046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Magna Management LLC 40 Wall Street, 58th Floor New York, NY 10005

(Address of principal executive offices)

(347) 491-4240

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of May 12, 2017, 7,058,743 shares of common stock, par value $0.001 per share, were issued and outstanding.

M I ACQUISITIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

M I Acquisitions, Inc.

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)

Assets

Current Assets:
Cash and cash equivalents	$128,071	$362,535
Prepaid expenses and other current assets	121,205	56,241
Total current assets	249,276	418,776

Cash and cash equivalents held in trust	54,716,747	54,731,828
Total Assets	$54,966,023	$55,150,604

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$115,271	$111,011
Accrued offering costs payable	11,616	11,616
Note payable	27,500	27,500
Total Current Liabilities	154,387	150,127

Deferred underwriting fee payable	1,062,022	1,062,022

Total Liabilities	1,216,409	1,212,149

Commitments

Common stock subject to possible conversion (4,731,015 and 4,748,033 shares at conversion value as of March 31, 2017 and December 31, 2016)	48,749,608	48,938,449

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,327,728 and 2,310,710 shares issued and outstanding at March 31, 2017 (excluding 4,731,015 and 4,748,033 shares subject to possible conversion) at March 31, 2017 and December 31, 2016	2,328	2,311
Additional paid in capital	5,304,744	5,115,916
Accumulated deficit	(307,066)	(118,221)
Total Stockholders' Equity	5,000,006	5,000,006

Total Liabilities and Stockholders' Equity	$54,966,023	$55,150,604

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

Condensed Statements of Operations

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

EXPENSES
Administration fee - related party	$30,000	$-
Operating costs	215,466	7,264

TOTAL EXPENSES	245,466	7,264

OTHER INCOME
Interest income	56,621	-

TOTAL OTHER INCOME	56,621	-

Net loss	$(188,845)	$(7,264)

Net loss per shares of common stock - basic and diluted	$(0.08)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted (1)	2,310,710	1,250,000 (1)

(1)	This number excludes an aggregate of of 4,731,015 subject to possible conversion at March 31, 2017 and 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Cash Flows From Operating Activities:
Net loss	$(188,845)	$(7,264)
Interest earned on cash and securities held in Trust Account	(56,621)	-
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	-	5,497
Changes in operating assets and liabilities:
Prepaid expenses	(64,964)	-
Accounts payable and accrued expenses	4,264	-
Net Cash Used In Operating Activities	(306,166)	(1,767)

Cash Flows From Investing Activities:
Interest released from Trust Account	71,702	-
Net Cash Used In Investing Activities	71,702	-

Net change in cash and cash equivalents	(234,464)	(1,767)

Cash and cash equivalents at beginning of period	362,535	5,000

Cash and cash equivalents at end of period	$128,071	$3,233

Supplemental disclosure of non-cash financing activities:
Change in common stock subject to possible conversion	$188,845	$-

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

At March 31, 2017, the Company had not yet commenced any operations. For the three months ended March 31, 2017, the Company’s activity has been limited to the evaluation of business combination candidates, and the Company will not be generating any operating revenues until the closing and completion of an initial business combination.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of March 31, 2017.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had approximately $128,000 in cash and cash equivalents held outside Trust Account, approximately $56,600 in interest income available from the Company's investments in the Trust Account to pay its tax obligations, and working capital of approximately $95,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or March 19, 2018 (if an extension is not completed).  Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2017.

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

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017, marketable securities held in the Trust Account consisted of $54,716,747 in United States Treasury Bills with an original maturity of six months or less. During the three months ended March 31, 2017, the Company withdrew interest income totaling $71,702 to be utilized for payment of tax obligations.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,731,015 shares of common stock subject to possible redemption at March 31, 2017 and an aggregate of 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters at March 31, 2016, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion are classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 23, 2015, the evaluation was performed for the 2015 and 2016 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2017 through March 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 3 — Initial Public Offering

On September 19, 2016, the Company sold 5,000,000 Units at a price of $10.00 per Unit generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company granted the Underwriter the option to purchase an additional 750,000 Units solely to cover over allotments, if any, pursuant to a 45-day over-allotment option granted to the Underwriter. The underwriters exercised the over-allotment option in part and, on October 14, 2016, the underwriters purchased 310,109 Over-allotment Option Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $3,101,090 and net proceeds of $3,008,057 after deducting $93,033 of transaction costs.

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

Note 5 — Notes Payable

Note Payable Related Party

On June 30, 2016, the Company issued a $131,720 principal amount unsecured promissory note to an affiliate of the Company’s executive officers. The note was non-interest bearing and payable on the earlier of (i) the consummation of the Offering or (ii) the date on which the Company determines not to proceed with the Offering. As of March 31, 2017, all amounts under the note had been repaid.

Advances from Related Party

An affiliate of the Company’s executive officers advanced funds to the Company to pay administrative expenses and offering costs incurred. These advances totaled $55,201 and were due on demand and are non-interest bearing. As of March 31, 2017, the Company repaid all advances.

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

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the three months ended March 31, 2017 and 2016, the Company incurred administrative fees of $30,000 and $0, respectively.

In April 2017, the Company and its Sponsor have agreed to defer payment of the monthly administrative service fee.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2017, there are no preferred shares issued or outstanding.

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

As of March 31, 2017 and December 31, 2016, there were 2,327,728 and 2,310,710 common shares issued and outstanding, which excludes 4,731,015 and 4,748,033 shares subject to possible conversion, respectively.

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

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations. During the three months ended March 31, 2017, we withdrew interest income totaling $71,706 to be utilized for payment of tax obligations.

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

Results of Operations

Our entire activity from inception up to September 19, 2016 was in preparation for the Offering. Since the Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Our expenses have increased substantially since closing the Offering.

For the three months ended March 31, 2017, we had a net loss of $188,845. During the three months ended March 31, 2017, we incurred $215,466 of general and administrative expenses and $30,000 of administrative fees paid to a related party. For the three months ended March 31, 2016, we had a net loss of $7,264. During the three months ended March 31, 2016, we incurred $7,264 of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2017, we had cash outside our trust account of $128,071.

Our liquidity needs have been satisfied to date through the Offering, the receipt of $25,000 from the sale of the insider shares and loans from insiders and a related party and an unrelated party in an aggregate amount of $186,720 that are more fully described below. In addition, during the three months ended March 31, 2017, we withdrew interest income totaling $71,706 to be utilized for payment of tax obligations.

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

We anticipate that the approximately $128,000 outside of our trust account will be insufficient to allow us to operate until March 19, 2018 (if an extension is not completed), assuming that a business combination is not consummated during that time. We anticipate that we may need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties to allow us to operate March 19, 2018 (if an extension is not completed). None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, our company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, we were not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Private Units are identical to the units sold in the Offering except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote their private shares and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2018 (or June 13, 2018 if an extension is completed), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2018 (or June 13, 2018, if an extension is completed) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

As of October 14, 2016, a total of $54,694,127 of the net proceeds from the Offering and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

We paid a total of $1,593,033 in underwriting discounts and commissions and $1,687,451 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M I ACQUISITIONS, INC.

By:	/s/ Joshua Sason
Joshua Sason
Chief Executive Officer (Principal executive officer)

By:	/s/ Marc Manuel
Marc Manuel
Chief Financial Officer (Principal financial and accounting officer)

Date: May 15, 2017

