Form 10-Q
period 2017-06-30
M I Acquisitions, Inc.
filed 2017-08-10
CIK 1653558

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2017

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

As of August 10, 2017, 7,058,743 shares of common stock, par value $0.001 per share, were issued and outstanding.

M I ACQUISITIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

 PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

M I Acquisitions, Inc.

 Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$124,783	$362,535
Prepaid expenses and other current assets	117,639	56,241
Total current assets	242,422	418,776

Cash and cash equivalents held in trust	54,826,365	54,731,828
Total Assets	$55,068,787	$55,150,604

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$263,063	$111,011
Accounts payable - related party	30,000	—
Accrued offering costs payable	11,616	11,616
Note payable	27,500	27,500
Total Current Liabilities	332,179	150,127

Deferred underwriting fee payable	1,062,022	1,062,022

Total Liabilities	1,394,201	1,212,149

Commitments

Common stock subject to possible conversion (4,714,289 and 4,748,033 shares at conversion value as of June 30, 2017 and December 31, 2016)	48,674,580	48,938,449

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,344,454 and 2,310,710 shares issued and outstanding (excluding 4,714,289 and 4,748,033 shares subject to possible conversion) at June 30, 2017 and December 31, 2016, respectively	2,345	2,311
Additional paid in capital	5,379,751	5,115,916
Accumulated deficit	(382,090)	(118,221)
Total Stockholders’ Equity	5,000,006	5,000,006

Total Liabilities and Stockholders’ Equity	$55,068,787	$55,150,604

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

 Condensed Statements of Operations

(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

EXPENSES
Administration fee - related party	$30,000	$—	$60,000	$—
Operating costs	132,035	—	347,501	7,264

TOTAL EXPENSES	162,035	—	407,501	7,264

OTHER INCOME
Interest income	87,011	—	143,632	—

TOTAL OTHER INCOME	87,011	—	143,632	—

Net loss	(75,024)	—	(263,869)	(7,264)

Net loss per shares of common stock - basic and diluted	$(0.03)	$—	$(0.11)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted (1)	2,327,728	1,250,000	2,319,266	1,250,000 (1)

(1)	This number excludes an aggregate of 4,714,289 shares subject to possible conversion at June 30, 2017 and 187,500 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

Condensed Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2017	June 30, 2016

Cash Flows From Operating Activities:
Net loss	$(263,869)	$(7,264)
Interest earned on cash and securities held in Trust Account	(143,632)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	—	2,537
Changes in operating assets and liabilities:
Prepaid expenses	(61,398)	—
Accounts payable and accrued expenses	152,052	—
Accounts payable - related party	30,000	—
Net Cash Used In Operating Activities	(286,847)	(4,727)

Cash Flows From Investing Activities:
Interest released from Trust Account	71,702	—
Cash deposited into Trust Account	(22,607)	—
Net Cash Used In Investing Activities	49,095	—

Net change in cash and cash equivalents	(237,752)	(4,727)

Cash and cash equivalents at beginning of period	362,535	5,000

Cash and cash equivalents at end of period	$124,783	$273

Supplemental disclosure of non-cash financing activities:
Payment of deferred offering costs by issuance of notes and related party notes	$—	$15,000
Change in common stock subject to possible conversion	$263,869	$—

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

At June 30, 2017, the Company had not yet commenced any operations. For the six months ended June 30, 2017, the Company’s activity has been limited to the evaluation of business combination candidates, and the Company will not be generating any operating revenues until the closing and completion of an initial business combination.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of June 30, 2017.

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

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had approximately $124,800 in cash and cash equivalents held outside Trust Account, approximately $143,600 in interest income available from the Company’s investments in the Trust Account to pay its tax obligations, and working capital deficit of approximately $89,800. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2017.

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

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2017, marketable securities held in the Trust Account consisted of $54,826,365 in United States Treasury Bills with an original maturity of six months or less. During the six months ended June 30, 2017, the Company withdrew interest income totaling $71,702 to be utilized for payment of tax obligations. Of this amount, $22,607 was returned to the Company for overpayment of its tax obligations and deposited into the Trust Account.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,714,289 shares of common stock subject to possible redemption at June 30, 2017, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At June 30, 2016, weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriters. At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2017 through June 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the three months ended June 30, 2017 and 2016, the Company incurred administrative fees of $30,000 and $0, respectively. During the six months ended June 30, 2017 and 2016, the Company incurred administrative fees of $60,000 and $0, respectively.

In April 2017, the Company and its Sponsor have agreed to defer payment of the monthly administrative service fee.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2017, there are no preferred shares issued or outstanding.

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

As of June 30, 2017 and December 31, 2016, there were 2,344,454 and 2,310,710 common shares issued and outstanding, which excludes 4,714,289 and 4,748,033 shares subject to possible conversion, respectively.

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

As of August 10, 2017, a total of $54,866,042 of the net proceeds from the Offering and the Private Placement were held in the trust account established for the benefit of the Company’s public shareholders.

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

For the three and six months ended June 30, 2017, we had a net loss of $75,024 and $263,869, respectively. During the three and six months ended June 30, 2017, we incurred $132,035 and $347,501, respectively, of general and administrative expenses and $30,000 and $60,000, respectively, of administrative fees paid to a related party.

For the three and six months ended June 30, 2016, we had a net loss of $0 and $7,264, respectively. During the three and six months ended June 30, 2016, we incurred $0 and $7,264, respectively, of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2017, we had cash outside our trust account of $124,783.

Our liquidity needs have been satisfied to date through the Offering, the receipt of $25,000 from the sale of the insider shares and loans from insiders and a related party and an unrelated party in an aggregate amount of $186,720 that are more fully described below. In addition, during the six months ended June 30, 2017, we withdrew interest income totaling $71,702 to be utilized for payment of tax obligations.

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

We anticipate that the approximately $125,000 outside of our trust account will be insufficient to allow us to operate until March 19, 2018 (if an extension is not completed), assuming that a business combination is not consummated during that time. We anticipate that we may need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties to allow us to operate March 19, 2018 (if an extension is not completed). None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, our company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

We paid a total of $1,500,000 in underwriting discounts and commissions and $1,687,451 for other costs and expenses related to our formation and the IPO.

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

Date: August 10, 2017