Form 10-Q
period 2017-09-30
M I Acquisitions, Inc.
filed 2017-11-14
CIK 1653558

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2017

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

As of November 13, 2017, 7,058,743 shares of common stock, par value $0.001 per share, were issued and outstanding.

M I ACQUISITIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

 PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

M I Acquisitions, Inc.

Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$479,382	$362,535
Prepaid expenses and other current assets	35,322	56,241
Total current assets	514,704	418,776

Cash and cash equivalents held in trust	54,948,047	54,731,828
Total Assets	$55,462,751	$55,150,604

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$474,677	$111,011
Accounts payable - related party	60,000	—
Offering costs payable	11,616	11,616
Note payable	27,500	27,500
Total Current Liabilities	573,793	150,127

Deferred underwriting fee payable	1,062,022	1,062,022

Total Liabilities	1,635,815	1,212,149

Commitments

Common stock subject to possible conversion (4,718,573 and 4,748,033 shares at conversion value as of September 30, 2017 and December 31, 2016)	48,826,934	48,938,449

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,340,170 and 2,310,710 shares issued and outstanding (excluding 4,718,573 and 4,748,033 shares subject to possible conversion) at September 30, 2017 and December 31, 2016, respectively	2,340	2,311
Additional paid in capital	5,227,402	5,115,916
Accumulated deficit	(229,740)	(118,221)
Total Stockholders’ Equity	5,000,002	5,000,006

Total Liabilities and Stockholders’ Equity	$55,462,751	$55,150,604

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

 Condensed Statements of Operations

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

EXPENSES
Administration fee - related party	$30,000	$5,667	$90,000	$5,667
Operating costs	367,033	61,360	714,534	68,624

TOTAL EXPENSES	397,033	67,027	804,534	74,291

OTHER INCOME
Extinguishment of debt	—	27,500	—	27,500
Settlement income	427,701	—	427,701	—
Interest income	121,682	3,145	265,314	3,145

TOTAL OTHER INCOME	549,383	30,645	693,015	30,645

Net income (loss)	152,350	(36,382)	(111,519)	(43,646)

Net income (loss) per shares of common stock – basic and diluted	$0.02	$0.01	$(0.14)	$0.00

Weighted average shares of common stock outstanding – basic and diluted	2,344,454	1,363,737	2,327,754	1,288,329

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016

Cash Flows From Operating Activities:
Net loss	$(111,519)	$(43,646)
Gain on extinguishment of debt		(27,500)
Interest earned on cash and securities held in Trust Account	(265,314)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	—	(3,145)
Formation and organization costs paid by related parties	—	2,537
Changes in operating assets and liabilities:
Prepaid expenses	20,919	—
Accounts payable and accrued expenses	363,666	67,027
Accounts payable - related party	60,000	—
Net Cash Provided By (Used In) Operating Activities	67,752	(4,727)

Cash Flows From Investing Activities:
Interest released from Trust Account	71,702	—
Cash deposited into Trust Account	(22,607)	(51,500,000)
Net Cash Provided By (Used In) Investing Activities	49,095	(51,500,000)

Cash Flows From Financing Activities:
Proceeds from public offering, net of offering costs	—	48,194,567
Proceeds from insider units	—	4,025,000
Payments of related party notes	—	(131,720)
Proceeds from related party advances	—	55,201
Payments of related party advances	—	(54,230)
Payments of offering costs	—	(80,040)
Net Cash Provided By Financing Activities	—	52,008,778

Net change in cash and cash equivalents	116,847	504,051

Cash and cash equivalents at beginning of period	362,535	5,000

Cash and cash equivalents at end of period	$479,382	$509,051

Supplemental disclosure of non-cash financing activities:
Reclassification of deferred offering costs to equity	$—	$258,997
Payment of deferred offering costs by issuance of notes and related party notes	$—	$15,000
Common stock subject to possible conversion	$111,515	$45,870,695
Deferred Underwriting commission	$—	$1,000,000

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

At September 30, 2017, the Company had not yet commenced any operations. For the nine months ended September 30, 2017, the Company’s activity has been limited to the evaluation of business combination candidates, and the Company will not be generating any operating revenues until the closing and completion of an initial business combination.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of September 30, 2017.

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

Following the closing of the Offering and the Private Placement (including the partial exercise of the over-allotment option) an amount of $54,694,127 (or $10.30 per share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Units is being held in a trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by American Stock Transfer & Trust Company, acting as trustee, and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The funds in the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. However, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s insiders will agree to be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Proposed Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Proposed Public Offering, the Company’s Initial Stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

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

In connection with any stockholder vote required to approve any Business Combination, the Initial Stockholders agreed (i) to vote any of their respective shares, including the common shares sold to the Initial Stockholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units sold in the Private Placement, and any common shares which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Pursuant to the Company’s amended and restated Certificate of Incorporation if the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional month (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement entered into between the Company and American Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit), up to an aggregate of $398,259, or $0.075 per unit, on or prior to the date of the applicable deadline, for each one month extension. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire $398,259. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account less income and franchise tax obligations. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a business combination, the Company will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, the insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2017, the Company had $479,382 in cash and cash equivalents held outside Trust Account, $265,314 in interest income available from the Company’s investments in the Trust Account to pay its franchise and income tax obligations, and a working capital deficit of $59,089. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2017.

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

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if we have not completed a Business Combination in the required time period. As of September 30, 2017, marketable securities held in the Trust Account consisted of $54,948,047 in United States Treasury Bills with an original maturity of six months or less. During the nine months ended September 30, 2017, the Company withdrew interest income totaling $71,702 to be utilized for payment of tax obligations. Of this amount, $22,607 was returned to the Company for overpayment of its tax obligations and deposited into the Trust Account.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,718,573 shares of common stock subject to possible redemption at September 30, 2017, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At September 30, 2016, weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that were subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of net income (loss) per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Three Months Ended September 30,
	2017	2016
Net income (loss)	$152,350	$(36,382)
Less: Income attributable to common shares subject to redemption	(108,127)	47,084
Adjusted net income (loss)	$44,223	$10,702

Weighted average shares outstanding, basic and diluted	2,344,454	1,363,737

Basic and diluted net income (loss) per common share	$0.02	$0.01

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2017	2016
Net loss	$(111,519)	$(43,646)
Less: Income attributable to common shares subject to redemption	(210,500)	47,084
Adjusted net income (loss)	$(322,019)	$3,438

Weighted average shares outstanding, basic and diluted	2,327,754	1,288,329

Basic and diluted net loss per common share	$(0.14)	$0.00

Common stock subject to possible conversion

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.   Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common shares that feature conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2017 through September 30, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Settlement Income

During the three and nine months ended September 30, 2017, the Company received $427,701 from an entity with which the Company was negotiating a business combination pursuant to a Letter of Intent originally executed in February 2017. During quarter ended June 30, 2017, the Letter of Intent expired.  The amount received was approximately the amount of the expenses the Company incurred in pursuing that business combination transaction.

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

Note 5 — Notes Payable

On July 1, 2015, the Company issued a $55,000 principal amount unsecured promissory note. The note was non-interest bearing and was payable on the consummation of the Offering. On September 26, 2016, the Company amended the agreement with lender and outstanding balance was amended to $27,500. The note is now due upon completion of an initial business combination. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount.

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

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the three months ended September 30, 2017 and 2016, the Company incurred administrative fees of $30,000 and $5,667, respectively. During the nine months ended September 30, 2017 and 2016, the Company incurred administrative fees of $90,000 and $5,667, respectively.

In April 2017, the Company and its Sponsor have agreed to defer payment of the monthly administrative service fee until a future date which has yet to be determined by the Sponsor.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2017, there are no preferred shares issued or outstanding.

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

As of September 30, 2017 and December 31, 2016, there were 2,340,170 and 2,310,710 common shares issued and outstanding, which excludes 4,718,573 and 4,748,033 shares subject to possible conversion, respectively.

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

As of November 13, 2017, a total of $54,990,849 was held in the trust account established for the benefit of the Company’s public shareholders, which includes approximately $296,726 in interest income available from the Company’s investments in the Trust Account to pay its income tax obligations.

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

For the three and nine months ended September 30, 2017, we had a net income and net loss of $152,350 and $(111,519), respectively. During the three and nine months ended September 30, 2017, we incurred $367,033 and $714,534, respectively, of general and administrative expenses and $30,000 and $90,000, respectively, of administrative fees paid to a related party. For the three and nine months ended September 30, 2017, these expenses were offset by other income totaling $549,383 and $693,015. respectively. For the three months ended September 30, 2017, other income was comprised of interest income of $121,682 and settlement income of $427,701, which we received from an entity that decided that it no longer wished to engage in a transaction with us. The settlement income received was approximately the amount of the expenses we incurred pursuing that transaction. For the nine months ended September 30, 2017, other income was comprised of interest income of $265,314 and settlement income of $427,701.

For the three and nine months ended September 30, 2016, we had a net loss of $36,382 and $43,646, respectively. During the three and nine months ended September 30, 2016, we incurred $61,360 and $68,624, respectively, of general and administrative expenses and $5,667 and $5,667, respectively, of administrative fees paid to a related party. For the nine months ended September 30, 2016, other income was comprised of interest income of $30,645.

Liquidity and Capital Resources

As of September 30, 2017, we had cash outside our trust account of $479,382.

Our liquidity needs have been satisfied to date through the Offering, the receipt of $25,000 from the sale of the insider shares and loans from insiders and a related party and an unrelated party in an aggregate amount of $186,720. During the nine months ended September 30, 2017, we withdrew interest income totaling $71,702 to be utilized for payment of tax obligations. In addition, we received $427,701 from a company with which we were negotiating a business combination after it decided that it no longer wished to engage in a transaction with us. The amount received was approximately the amount of the expenses we incurred in pursuing that transaction.

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

We anticipate that the amounts outside of our trust account will be insufficient to allow us to operate until March 19, 2018 (if an extension is not completed). We expect to have to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties to allow us to operate until March 19, 2018 (if an extension is not completed). None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, our company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, we were not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the trust account, may only be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: November 14, 2017