Form 10-K
period 2017-12-31
M I Acquisitions, Inc.
filed 2018-03-27
CIK 1653558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

At June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $53,472,793 based on the closing sale price of the registrant’s common stock on June 30, 2017 of $10.07 per share.

The number of shares outstanding of the Registrant’s common stock as of March 27, 2018 was 7,058,743.

DOCUMENTS INCORPORATED BY REFERENCE

None.

M I ACQUISITIONS, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2017

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Furthermore, statements regarding our initial business combination, including the anticipated initial enterprise value and post-closing equity value of the combined company, the benefits of the proposed initial business combination, integration plans, expected synergies and revenue opportunities, anticipated future financial and operating performance and results, including estimates for growth, the expected management and governance of the combined company, and the expected timing of the transactions contemplated by the Purchase Agreement, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, (i) risks related to the expected timing and likelihood of completion of the pending initial business combination, including the risk that the transaction may not close due to one or more closing conditions to the transaction not being satisfied or waived, such as regulatory approvals not being obtained, on a timely basis or otherwise, or that a governmental entity prohibited, delayed or refused to grant approval for the consummation of the transaction or required certain conditions, limitations or restrictions in connection with such approvals, or that the required approval of the Purchase Agreement by the stockholders of Priority was not obtained; (ii) risks related to the ability of the Company and Priority to successfully integrate the businesses; (iii) the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreement (including circumstances requiring a party to pay the other party a termination fee pursuant to the Purchase Agreement); (iv) the risk that there may be a material adverse change with respect to the financial position, performance, operations or prospects of Priority or the Company; (v) risks related to disruption of management time from ongoing business operations due to the proposed initial business combination; (vi) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s Common Stock; (vii) the risk that the proposed initial business combination and its announcement could have an adverse effect on the ability of Priority and the Company to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on their operating results and businesses generally; (viii) risks related to successfully integrating the businesses of the Priority and the Company, which may result in the combined company not operating as effectively and efficiently as expected; (ix) the risk that the combined company may be unable to achieve cost-cutting synergies or it may take longer than expected to achieve those synergies; and (x) risks associated with the financing of the proposed transaction. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

M I Acquisitions, Inc. is a blank check company formed under the laws of the State of Delaware on April 23, 2015. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses. Our efforts to identify a prospective target business are not be limited to any particular industry or geographic region, although we initially focused our search on target businesses operating in the technology, media and telecommunications industries.

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

A total of $54,694,127 of the net proceeds from the sale of Units in the initial public offering (including the over-allotment option Units) and the private placements on September 19, 2016 and October 14, 2016, were placed in a trust account established for the benefit of the Company’s public stockholders and maintained at J.P. Morgan Chase Bank maintained by American Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination within 18 months (or 21 months, if extended) from the date of the Offering. On November 14, 2016, the common stock and warrants underlying the Units sold in our initial public offering began to trade separately on a voluntary basis.

Since our initial public offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates.

Recent Developments

On February 26, 2018, we entered into a Contribution Agreement dated February 26, 2018 with Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC (collectively, the “Interest Holders”) to acquire all of the outstanding equity interests of Priority Holdings, LLC (“Priority”), a leading provider of B2C and B2B payment processing solutions. On March 26, 2018, we entered into an Amended and Restated Contribution Agreement with the Interest Holders (as amended and restated, the “Purchase Agreement”).

Upon the closing of the transactions contemplated in the Purchase Agreement, M I will acquire (the “Acquisition”) 100% of the issued and outstanding equity securities of Priority, as well as assume certain of Priority’s debt, in exchange for a number of shares of our common stock equal to Priority’s equity value (which the Purchase Agreement defines as of the signing date as $947,835,000 enterprise value of Priority less the net debt of Priority at closing, subject to certain adjustments as described below) divided by $10.30. If Priority acquires any businesses prior to the closing of the Acquisition that increase Priority’s Adjusted EBITDA in aggregate by more than $9 million, Priority’s enterprise value will increase by multiplying the incremental increase in Adjusted EBITDA of such acquisition by 12.5, provided that estimated synergies related to any such acquisitions included in the Adjusted EBITDA calculation of Priority shall be capped at 20% of the Adjusted EBITDA of the applicable acquisition with respect to the 12-month period immediately preceding the consummation of such acquisition. In connection with the Acquisition, we will change our name to Priority Technology Holdings, Inc. In addition, any cash that Priority spends to acquire any technology assets, up to $5,000,000, to purchase securities from the Founders pursuant to the Promote Agreement described below or to extend the time we have to complete a business combination, such amounts will be included in the calculation of net debt as cash and cash equivalents (which would reduce the amount of net debt, effectively increasing the assumed enterprise value of Priority and increasing the number of shares that would be issued to the Interest Holders).

An additional 9.8 million shares may be issued as earn out consideration to the Interest Holders and members of management or other service providers of the post-Acquisition company—4.9 million shares for the first earn out and 4.9 million shares for the second earn out. For the first earn out, Adjusted EBITDA must be no less than $82.5 million for the year ending December 31, 2018 and the stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn out, Adjusted EBITDA must be no less than $91.5 million for the year ending December 31, 2019 and the stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn out targets are not met, the entire 9.8 million shares may be issued if the second earn out targets are met.

Concurrently with the Purchase Agreement, our founding stockholders (the “Founders”) and Priority entered into a purchase agreement (the “Promote Agreement”) pursuant to which Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to M I’s initial public offering, and 453,210 shares of common stock of M I issued to the Founders for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Promote Agreement, the Founders will forfeit 174,863 founder’s shares at the closing of the Acquisition, which shares may be reissued to the Founders if one of the earn outs described above is achieved.

In addition, the Founders and Thomas C. Priore, the Executive Chairman of Priority (“TCP”), entered into a letter agreement (the “Letter Agreement”) pursuant to which the Founders granted TCP (i) the right to purchase the Founders’ remaining shares of our common stock at the prevailing market price subject to certain conditions including a floor of $10.30 per share and (ii) a right of first refusal on the shares.

A more detailed description the Purchase Agreement and the related transactions can be found in our Current Report on Form 8-K dated February 26, 2018, and more information about Priority can be found in our Current Report on Form 8-K dated February 27, 2018.

On March 13, 2018, the Company issued promissory notes in the aggregate principal amount of $132,753 to its sponsors (M SPAC LLC, M SPAC Holdings I, LLC and M SPAC Holdings II, LLC). The $132,753 received by the Company upon issuance of the notes was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company has to complete a business combination for an additional one month, from March 19, 2018 to April 19, 2018. The notes do not bear interest and are payable five business days after the date the Company completes a business combination.

A more detailed description of the promissory notes and the related transactions can be found in our Current Report on Form 8-K dated March 14, 2018.

Competitive strengths

We believe our specific competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we close a business combination. We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the private placement of private units are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

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

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial business combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

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

Limited Ability to Evaluate the Target Business’ Management Team

Our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

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

We will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 88.6% or more of the shares of common stock sold in the IPO exercise conversion rights, the business combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to the underwriters in an amount of $1,062,022, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed business combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a business combination unless the number of shares of common stock seeking conversion rights is significantly less than the 88.6% indicated above. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail below) in order to be able to receive a portion of the trust account.

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

Depending on how a business combination was structured, any stockholder approval requirement could be satisfied by obtaining the approval of either (i) a majority of the shares of our common stock that were voted at the meeting (assuming a quorum was present at the meeting), or (ii) a majority of the outstanding shares of our common stock. Because our insiders, officers and directors will collectively beneficially own approximately 24.8% of our issued and outstanding shares of common stock (assuming they do not purchase any units in the IPO upon consummation of the IPO and the sale of the private units, a minimum of approximately 10,626, or 0.2% (if the approval requirement was a majority of shares voted and the minimum number of shares required for a quorum attended the meeting), and a maximum of approximately 1,780,739, or 25.0% (assuming that a majority of the outstanding shares was required to approve the initial business combination), of the outstanding shares of our common stock not owned by our insiders, officers or directors would need to be voted in favor a business combination in order for it to be approved.

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

Ability to Extend Time to Complete Business Combination

We have extended the time to complete an initial business combination to April 19, 2018 by depositing $132,753 into our trust account. If we anticipate that we may not be able to consummate our initial business combination by April 19, 2018 (as seems likely), we may extend the period of time to consummate a business combination up to two additional times, each by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC on the date of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit in either case), up to an aggregate of $398,258, or $0.075 per unit (if our life is extended three times), on or prior to the date of the applicable deadline, for each one month extension (we have already deposited $132,753 for the first extension). The insiders received for the first deposit and they or their designees will receive for any subsequent deposits a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combinations, such insiders (or their affiliates or designees) may deposit the entire $398,258. We currently anticipate to complete our proposed business combination with Priority in June 2018.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.30 per share), plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our tax obligations. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account less any outstanding tax liabilities owed.

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

Liquidation if No Business Combination

If we do not complete a business combination by April 19, 2018, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We have extended the time to complete an initial business combination to April 19, 2018 by depositing $132,753 into our trust account. However, if we anticipate that we may not be able to consummate our initial business combination by April 19, 2018 (as seems likely), we may extend the period of time to consummate a business combination up to two additional times, each by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC on the date of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit in either case), up to an aggregate of $398,258, or $0.075 per unit (if our life is extended three times), on or prior to the date of the applicable deadline, for each one month extension (we have already deposited $132,753 for the first extension). The insiders received for the first deposit and and they or their designees will receive for any subsequent deposits a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combinations, such insiders (or their affiliates or designees) may deposit the entire $398,258. We currently anticipate having to extend the time needed to complete our proposed business combination with Priority.

Upon liquidation, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

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

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our tax obligations. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares, private shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

•      prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account less any outstanding tax obligations owed, or (2)  provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account less any outstanding tax obligations owed, in each case subject to the limitations described herein;

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

•      upon the consummation of the IPO, $51,500,000, or $59,225,000 if the over-allotment option is exercised in full, shall be placed into the trust account;

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

Facilities

We currently maintain our principal executive offices at 40 Wall Street, 58th Floor, New York, NY 10005. The cost for this space is included in the $10,000 per-month fee payable to Magna Management LLC, a company controlled by our insiders, for office space, utilities and secretarial services. Our agreement with Magna Management LLC provides that commencing on the date that our securities were first listed on the Nasdaq Capital Market and until we consummate a business combination, such office space, as well as utilities and secretarial services, will be made available to us as may be required from time to time. We believe that the fee charged by Magna Management LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to consummate our initial business combination with has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

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

The table below sets forth the high and low closing sale prices of units, common stock and warrants reported by the Nasdaq for the period from September 14, 2016 (the date on which our units were first traded on the Nasdaq) through March 27, 2018.

	Common Stock		Warrants		Units
Period Ended	High	Low	High	Low	High	Low
September 30, 2016	N/A	N/A	N/A	N/A	$10.08	$10.00
December 31, 2016	$10.04	$9.80	$0.29	$0.17	$10.21	$9.97
March 31, 2017	$10.25	$9.95	$0.4794	$0.20	$10.28	$10.18
June 30, 2017	$10.2025	$10.01	$0.35	$0.30	$10.50	$10.22
September 30, 2017	$10.20	$10.01	$0.35	$0.305	$10.49	$10.22
December 31, 2017	$10.299	$10.1099	$0.4793	$0.335	$10.65	$10.4201
January 1, 2018 through March 27, 2018	$10.50	$10.16	$0.9395	$0.35	$12.95	$10.61

Holders of Record

At March 27, 2018, there were 7,058,743 shares of our common stock issued and outstanding held by 4 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

The Private Units are identical to the units sold in the Offering except the warrants included in the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The holders of the Private Units have agreed (A) to vote their private shares and any public shares acquired by them in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2018 (or June 13, 2018, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our tax obligations, divided by the number of then outstanding public shares, (C) not to convert any shares (including the private shares) into the right to receive cash from the trust account in connection with a stockholder vote to approve our proposed initial business combination (or sell any shares they hold to us in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of our certificate of incorporation relating to the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 13, 2018 (or June 13, 2018, as applicable) and (D) that the private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the trust account if a business combination is not consummated. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of our initial business combination.

Upon the closing of the above transactions, a total of $54,694,127 of the net proceeds from the IPO (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders. As of December 31, 2017, cash and cash equivalents held in trust totaled $55,081,899.

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

As a smaller reporting company, we are not required to make disclosures under this Item.

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

Overview

We were formed on April 23, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business were not limited to any particular industry or geographic region, although we initially focused on target businesses operating in the technology, media and telecommunications industries. We intend to utilize cash derived from the proceeds of our public offering in effecting our initial business combination.

We presently have no revenue, have had losses since inception from incurring formation costs, general and administrative costs and costs in connection with our search for business combination candidates and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

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

As of December 31, 2017, a total of $55,081,899 of the net proceeds from the Offering (including the partial exercise of the over-allotment option) and the Private Placement were in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Recent Developments

On February 26, 2018, we entered into a Contribution Agreement (as amended and restated on March 26, 2018, the “Purchase Agreement”) with Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC to acquire all of the outstanding equity interests of Priority Holdings, LLC (“Priority”), a leading provider of B2C and B2B payment processing solutions.

A more detailed description the Purchase Agreement can be found in Item 1 of this Annual Report on Form 10-K under recent developments, and more information about Priority can be found in our Report on Form 8-K dated February 27, 2018.

On March 13, 2018, the Company issued promissory notes in the aggregate principal amount of $132,753 to its sponsors (M SPAC LLC, M SPAC Holdings I, LLC and M SPAC Holdings II, LLC). The $132,753 received by the Company upon issuance of the notes was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company has to complete a business combination for an additional one month, from March 19, 2018 to April 19, 2018. The notes do not bear interest and are payable five business days after the date the Company completes a business combination.

A more detailed description of the promissory notes and the related transactions can be found in our Current Report on Form 8-K dated March 14, 2018.

Results of Operations

Our entire activity from inception up to September 19, 2016 was related to the Company’s formation, the IPO and general and administrative activities. Since the IPO, our activity has been limited to general and administrative activities and the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2017, we had a net loss of $124,854. During the year ended December 31, 2017, we incurred $831,721of general and administrative expenses and $120,000 of administrative fees paid to a related party. For the year ended December 31, 2017, these expenses were offset by other income totaling $826,867, which was comprised of interest income of $399,166 and settlement income of $427,701, which we received from an entity that decided that it no longer wished to engage in a transaction with us. The settlement income received was approximately the amount of the expenses we incurred pursuing that transaction.

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

Liquidity and Capital Resources

As of December 31, 2017, we had cash outside our trust account of $172,196.

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

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to $1,062,022. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $170,000 outside of our trust account will be insufficient to allow us to operate until June 19, 2018, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination.

•	$50,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$15,000 of expenses for the due diligence and investigation of a target business by our officers, directors and insiders;

•	$50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$50,000 for the payment of the administrative fee to Magna Management LLC (of $10,000 per month for up to 21 months), subject to deferral as described herein;

•	$5,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, or the amount of interest available to us from the trust account for the payment of tax obligations is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going concern:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had $172,196 in cash and cash equivalents held outside Trust Account, $399,166 in interest income available from the Company's investments in the Trust Account to pay its tax obligations, and a working capital deficit of $206,276. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or June 19, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for general and administrative services payable to Magna Management LLC, an affiliate of our insiders, which will be paid for up to 21 months starting on the closing date of the IPO and an outstanding Note issued to an unrelated third party.

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

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and principal accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2017 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive, principal financial and principal accounting officer has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 26, 2018, we entered into an Amended and Restated Contribution Agreement with the Interest Holders (as amended and restated, the “Purchase Agreement”). The revisions:

●	changed Priority’s enterprise value to $947,835,000;
●	amended the language relating to the inclusion of acquisitions between signing and closing in the definition of Priority’s enterprise value; and
●	amended the definition of net assumed debt to include the cost of acquisition of technology assets, up to $5,000,000, the amount paid by Priority to purchase securities from the Founders pursuant to the Promote Agreement and any amounts paid by Priority to extend the time we have to complete a business combination in the calculation of net debt as cash and cash equivalents.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 27, 2018.

Name	Age	Position
Joshua Sason	30	Chief Executive Officer and Director
Marc Manuel	49	Chief Financial Officer and Director
Russell Rieger	58	Vice President of Strategy
Donald S. Ienner	65	Director
David Schulhof	47	Director
Samuel S. Holdsworth	65	Director

Below is a summary of the business experience of each of our executive officers and directors

Joshua Sason has served as our Chief Executive Officer and a Director since our inception. Mr. Sason is the founder & Chief Executive Officer of Magna Management LLC, a global investment firm which invests across the worldwide public and private equity markets and the entertainment industry. In the eight years since launching the firm, Mr. Sason has grown Magna Management LLC into a leading investor in its market segment, investing over $300M into lower middle market credit and equity opportunities and positioning the firm's brand amongst the most creative and forward thinking in the investment management industry. Mr. Sason co-founded and has served as Chairman of the New York construction company Sason Builders, LLC since June 2014 and was the Founder and Chairman of the boutique talent acquisition company, Mainz, since November 2013 until it was acquired in late 2017. In addition, Mr. Sason has been the Chief Executive Officer of Magna Entertainment, LLC since 2013. Magna Entertainment has invested in and produced a number of feature films and documentaries, including the 2016 feature, “Bleed for This”.

Marc Manuel has served as our Chief Financial Officer and Director since July 12, 2016. Marc served as a Managing Director for Magna Management, LLC from 2012 through 2017. At Magna, Mr. Manuel had been responsible for helping to build out Magna’s Equities strategy, making portfolio investments as both a lead investor in syndicated transactions and as a sole investor. Prior to joining Magna, from September 2009 until July 2012, Mr. Manuel worked as an Investment Banker at Scarsdale Equities LLC. Prior to working at Scarsdale Equities LLC, Mr. Manuel owned his own business and consulted for a wide array of companies ranging from early stage startups to members of the Fortune 10. He holds a B.A. from George Washington University, Cum Laude, and an MBA from Fordham University.

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

Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held two meetings during 2017.

The members of the Audit Committee are Samuel S. Holdsworth, Chair, David Schulhof and Donald S. Ienner. The Board has determined that Samuel S. Holdsworth is an audit committee financial expert, as defined in the Exchange Act.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held one meeting during 2017.

The members of the Compensation Committee are David Schulhof, Chair, Samuel S. Holdsworth and Donald S. Ienner.

Independent Directors Overseeing Director Nominations

The independent directors of the Company assist the Board in overseeing various Board composition, and to the extent they deem necessary, perform the following:

●	Make recommendations to the Board regarding the size and composition of the Board, establish procedures for the nomination process and screen and recommend candidates for election to the Board.

●	Recommend for approval by the Board on an annual basis desired qualification and characteristics for Board membership and with corresponding attributes.

●	Establish and administer a periodic assessment procedure relating to the performance of the Board as a whole and its individual members.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Joshua Sason	Magna Management LLC	Investments	Founder & Chief Executive Officer
Joshua Sason	Sason Builders	Construction	Chairman
Joshua Sason	Magna Entertainment, LLC	Film production	Chief Executive Officer
Joshua Sason	Bowmo Inc.	Staffing	Board Member
Joshua Sason	PledgeMusic	Music	Board Member
Joshua Sason	M SPAC LLC	Investment Holding Company	Managing Member
Joshua Sason	M SPAC Holdings I LLC	Investment Holding Company	Managing Member
Joshua Sason	M SPAC Holdings II LLC	Investment Holding Company	Managing Member
Russell Rieger	Magna Entertainment, LLC	Film production	Vice President
Donald S. Ienner	DSI-1008, LLC	Consulting	Managing Member
David Schulhof	IM Global Music	Film distribution	President
Samuel S. Holdsworth	Sword, Rowe & Co.	Investment and advisory services	Managing Director

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

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

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

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 27, 2018 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 27, 2018, we had 7,058,743 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The following table does not include the placement warrants as these warrants are not exercisable within 60 days of March 27, 2018. All shares have identical voting rights.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock(2)	Approximate Percentage of Outstanding Shares of Common Stock
M SPAC LLC(3)	1,139,609	16.1%
M SPAC Holdings I LLC(3)	249,148	3.5%
M SPAC Holdings II LLC(3)	359,878	5.1%
Joshua Sason(4)	1,748,634	24.8%
Marc Manuel	0	—
Russell Rieger	0	—
Donald S. Ienner	0	—
David Schulhof	0	—
Samuel S. Holdsworth	0	—
All directors, director nominees and executive officers as a group (6 individuals)	1,748,634	24.8%

____________

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

In order to meet our working capital needs following the consummation of the IPO, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we do not complete a business combination, any outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any. Concurrently with the Purchase Agreement, our founding stockholders (the “Founders”) and Priority entered into a purchase agreement (the “Promote Agreement”) pursuant to which Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to M I’s initial public offering, and 453,210 shares of common stock of M I issued to the Founders for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Promote Agreement, the Founders will forfeit 174,863 founder’s shares at the closing of the Acquisition, which shares may be reissued to the Founders if one of the earn outs described above is achieved.

In addition, the Founders and Thomas C. Priore, the Executive Chairman of Priority (“TCP”), entered into a letter agreement (the “Letter Agreement”) pursuant to which the Founders granted TCP (i) the right to purchase the Founders’ remaining shares of our common stock at the prevailing market price subject to certain conditions including a floor of $10.30 per share and (ii) a right of first refusal on the shares.

Our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In April 2015, we sold an aggregate of 1,437,500 shares of our common stock for $25,000, or approximately $.02 per share, to M SPAC LLC, which is controlled by Joshua Sason. On July 20, 2016, M SPAC LLC sold back 494,480 shares to us at a price equal to the amount paid for such shares. We subsequently sold an aggregate of 494,480 shares of our common stock for $8,600, or approximately $0.02 per share, to M SPAC Holdings I LLC and M SPAC Holdings II LLC, each of which is controlled by Joshua Sason.

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

On March 13, 2018, the Company issued promissory notes in the aggregate principal amount of $132,753 to its sponsors (M SPAC LLC, M SPAC Holdings I, LLC and M SPAC Holdings II, LLC). The $132,753 received by the Company upon issuance of the notes was deposited into our trust account for the benefit of its public stockholders in order to extend the period of time we have to complete a business combination for an additional one month, from March 19, 2018 to April 19, 2018. The notes do not bear interest and are payable five business days after the date we complete a business combination.

A more detailed description of the promissory notes and the related transactions can be found in our Current Report on Form 8-K dated March 14, 2018.

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

Principal Accounting Fees

The following chart sets forth public accounting fees in connection with services rendered by Marcum LLP for the years ended December 31, 2017 and 2016.

Marcum LLP
	2017	2016
Audit Fees	$43,540	60,000
Audit-Related Fees	$-	-
Tax Fees	$2,288	2,189
All Other Fees	$85,831	-

Audit fees were for professional services rendered by Marcum LLP for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Marcum LLP in connection with statutory and regulatory filings or engagements for that fiscal year, including in connection with our initial public offering. Tax fees consist of fees billed for professional services relating to tax compliance. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential business combination.

Marcum LLP did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2017 and 2016 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter. All services subsequent to the formation of the audit committee in 2015 have been approved by the audit committee.

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

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 13, 2016, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

2.1*	Amended and Restated Contribution Agreement dated March 26, 2018 by and among Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.4	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 12, 2016)

4.5	Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.1	Investment Management Trust Account Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.2	Registration Rights Agreement, dated September 13, 2016, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.3	Stock Escrow Agreement dated September 13, 2016 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 9, 2016)

10.5	Administrative Services Agreement dated September 13, 2016 by and between the Registrant and Magna Management LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.6	Purchase Agreement dated February 26, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 2, 2018)

10.7	Letter Agreement dated February 26, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 2, 2018)

10.8	Promissory Note issued to M SPAC LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)

10.9	Promissory Note issued to M SPAC Holdings I LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)

10.10	Promissory Note issued to M SPAC Holdings II LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

M I ACQUISITIONS, INC.

Dated: March 27, 2018	By:	/s/ Joshua Sason
	Name:	Joshua Sason
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joshua Sason	Chief Executive Officer and Director	March 27, 2018
Joshua Sason	(Principal Executive Officer)

/s/ Marc Manuel	Chief Financial Officer and Director	March 27, 2018
Marc Manuel	(Principal Accounting and Financial Officer)

/s/ Russell Rieger	Vice President of Strategy	March 27, 2018
Russell Rieger

/s/ Donald S. Ienner	Director	March 27, 2018
Donald S. Ienner

/s/ David Schulhof	Director	March 27, 2018
David Schulhof

/s/ Samuel S. Holdsworth	Director	March 27, 2018
Samuel S. Holdsworth

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 13, 2016, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

2.1*	Amended and Restated Contribution Agreement dated March 26, 2018 by and among Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

4.4	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 12, 2016)

4.5	Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.1	Investment Management Trust Account Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.2	Registration Rights Agreement, dated September 13, 2016, by and among the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.3	Stock Escrow Agreement dated September 13, 2016 among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial stockholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.4	Form of Letter Agreement by and between the Registrant, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on September 9, 2016)

10.5	Administrative Services Agreement dated September 13, 2016 by and between the Registrant and Magna Management LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 16, 2016)

10.6	Purchase Agreement dated February 26, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 2, 2018)

10.7	Letter Agreement dated February 26, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 2, 2018)

10.8	Promissory Note issued to M SPAC LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)

10.9	Promissory Note issued to M SPAC Holdings I LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)

10.10	Promissory Note issued to M SPAC Holdings II LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on July 26, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

M I ACQUISITIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

M I Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M I Acquisitions, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2015.

New York, NY
March 27, 2018

M I Acquisitions, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$172,196	$362,535
Prepaid expenses and other current assets	9,936	56,241
Total current assets	182,132	418,776

Cash and cash equivalents held in trust	55,081,899	54,731,828
Total Assets	$55,264,031	$55,150,604

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$349,292	$111,011
Offering costs payable	11,616	11,616
Note payable	27,500	27,500
Total Current Liabilities	388,408	150,127

Deferred underwriting fee payable	1,062,022	1,062,022

Total Liabilities	1,450,430	1,212,149

Commitments

Common stock subject to possible conversion (4,705,821 and 4,748,033 shares at conversion value as of December 31, 2017 and 2016, respectively)	48,813,595	48,938,449

Stockholders' Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,352,922 and 2,310,710 shares issued and outstanding (excluding 4,705,821 and 4,748,033 shares subject to possible conversion) at December 31, 2017 and 2016, respectively	2,353	2,311
Additional paid in capital	5,240,728	5,115,916
Accumulated deficit	(243,075)	(118,221)
Total Stockholders' Equity	5,000,006	5,000,006

Total Liabilities and Stockholders' Equity	$55,264,031	$55,150,604

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

EXPENSES
Administration fee - related party	$120,000	$35,667
Operating costs	831,721	137,529

TOTAL EXPENSES	951,721	173,196

OTHER INCOME
Interest income	399,166	37,701
Settlement income	427,701	-
Extinguishment of debt	-	27,500
TOTAL OTHER INCOME	826,867	65,201

Net loss	$(124,854)	$(107,995)

Net loss per share of common stock - basic and diluted	$(0.19)	$(0.06)

Weighted average shares of common stock outstanding - basic and diluted	2,330,884	1,664,794

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

	Common Stock		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	1,437,500	$1,438	$23,562	$(10,226)	$14,774

Sale of 5,000,000 units	5,000,000	5,000	49,995,000	-	50,000,000

Underwriters discount and offering expenses	-	-	(3,280,484)	-	(3,280,484)

Sale of 421,107 private units	421,107	421	4,210,649	-	4,211,070

Exercise of underwriters' overallotment	310,109	310	3,100,780	-	3,101,090

Forfeiture and cancellation of 109,973 Founders' shares	(109,973)	(110)	110	-	-

Decrease in common stock subject to possible conversion	(4,748,033)	(4,748)	(48,933,701)	-	(48,938,449)

Net loss	-	-	-	(107,995)	(107,995)

Balance, December 31, 2016	2,310,710	2,311	5,115,916	(118,221)	5,000,006

Decrease in common stock subject to possible conversion	42,212	42	124,812	-	124,854

Net loss	-	-	-	(124,854)	(124,854)

Balance, December 31, 2017	2,352,922	$2,353	$5,240,728	$(243,075)	$5,000,006

The accompanying notes are an integral part of these financial statements.

M I Acquisitions, Inc.

Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2017	December 31, 2016

Cash Flows From Operating Activities:
Net loss	$(124,854)	$(107,995)
Gain on extinguishment of debt	-	(27,500)
Interest earned on cash and securities held in Trust Account	(399,166)	(37,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation and organization costs paid by related parties	-	2,537
Changes in operating assets and liabilities:
Prepaid expenses	46,305	(56,241)
Accounts payable and accrued expenses	238,281	111,011
Accrued offering costs payable	-	(34,383)
Net Cash Used In Operating Activities	(239,434)	(150,272)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(22,607)	(54,694,127)
Interest released from Trust Account	71,702
Net Cash Provided By (Used In) Investing Activities	49,095	(54,694,127)

Cash Flows From Financing Activities:
Proceeds from public offering, net of offering costs	-	51,202,624
Proceeds from insider units	-	4,211,070
Payments of related party notes	-	(131,720)
Proceeds from related party advances	-	55,201
Payments of related party advances	-	(55,201)
Payments of offering costs	-	(80,040)
Net Cash Provided By Financing Activities	-	55,201,934

Net change in cash and cash equivalents	(190,339)	357,535

Cash and cash equivalents at beginning of period	362,535	5,000

Cash and cash equivalents at end of period	$172,196	$362,535

Supplemental disclosure of non-cash financing activities:
Payment of deferred offering costs by issuance of notes and related party notes	$-	$15,000
Reclassification of deferred offering costs to equity	$-	$258,997
Accrual of offering costs	$-	$45,999
Change in common stock subject to possible conversion	$124,854	$48,938,449
Deferred Underwriting commission	$-	$1,062,022

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

At December 31, 2017, the Company had not yet commenced any operations. For the year ended December 31, 2017, the Company’s activity has been limited to the evaluation of business combination candidates, and the Company will not be generating any operating revenues until the closing and completion of an initial business combination.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of December 31, 2017.

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

The Company will either seek stockholder approval of any Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any tax obligations then due but not yet paid, or provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any tax obligations then due but not yet paid. The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if stockholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the common shares sold in the Offering. Accordingly, all shares purchased by a holder in excess of 20% of the shares sold in the Offering will not be converted to cash.

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

Pursuant to the Company’s amended and restated Certificate of Incorporation if the Company is unable to complete its initial Business Combination by April 19, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate.

We have extended the time to complete an initial business combination to April 19, 2018 by depositing $132,753 into our trust account. However, if we anticipate that we may not be able to consummate our initial business combination by April 19, 2018 (as seems likely), we may extend the period of time to consummate a business combination up to two additional times, each by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, LLC on the date of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit in either case), up to an aggregate of $398,258, or $0.075 per unit (if our life is extended three times), on or prior to the date of the applicable deadline, for each one month extension (we have already deposited $132,753 for the first extension). The insiders received for the first deposit and and they or their designees will receive for any subsequent deposits a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. . In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire $398,259. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account less tax obligations. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a business combination, the Company will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, the insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2017, the Company had $172,196 in cash and cash equivalents held outside Trust Account, $399,166 in interest income available from the Company’s investments in the Trust Account to pay its tax obligations, and a working capital deficit of $206,276. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or June 19, 2018 (if an extension is completed).  Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if we have not completed a Business Combination in the required time period. As of December 31, 2017, marketable securities held in the Trust Account consisted of $55,081,899 in United States Treasury Bills with an original maturity of six months or less. During the year ended December 31, 2017, the Company withdrew interest income totaling $71,702 to be utilized for payment of tax obligations. Of this amount, $22,607 was returned to the Company for overpayment of its tax obligations and deposited into the Trust Account.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,707,821 and 4,748,033 shares of common stock subject to possible redemption at December 31, 2017 and 2016, respectively, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  At December 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,	Year Ended December 31,
	2017	2016
Net loss	$(124,854)	$(107,995)
Less: Income attributable to common shares subject to redemption	(309,425)	38,533
Adjusted net loss	$(434,279)	$(69,462)

Weighted average shares outstanding, basic and diluted	2,330,884	1,664,794

Basic and diluted net loss per common share	$(0.19)	$(0.04)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 23, 2015, the evaluation was performed for the 2015, 2016 and 2017 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2017 through December 31, 2017. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. Under ASC 740, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company's gross deferred tax assets will be revalued from 35% to 21% with a corresponding offset to the valuation allowance. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, for our fiscal year ending December 31, 2018.

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

Settlement Income

During the year ended December 31, 2017, the Company received $427,701 from an entity with which the Company was negotiating a business combination pursuant to a Letter of Intent originally executed in February 2017. During quarter ended June 30, 2017, the Letter of Intent expired.  The amount received was approximately the amount of the expenses the Company incurred in pursuing that business combination transaction.

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

Each Unit consists of one share of common stock in the Company, and one Warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the Company’s completion of its initial Business Combination and expiring five years from the completion of the Company’s initial Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common shares is at least $16.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the common shares underlying such Warrants during the 30 day redemption period. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Warrants will expire and will be worthless.

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

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the years ended December 31, 2017 and 2016, the Company incurred administrative fees of $120,000 and $35,667, respectively.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2017, there are no preferred shares issued or outstanding.

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

As of December 31, 2017 and 2016, there were 2,352,922 and 2,310,710 common shares issued and outstanding, which excludes 4,705,821 and 4,748,033 shares subject to possible conversion, respectively.

The Company’s insiders have agreed (A) to vote their insider shares, private shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of its obligation to redeem 100% of its public shares if it does not complete its initial business combination within 18 months from the closing of the Offering (or 21 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding public shares, (C) not to convert any shares (including the insider shares and private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months from the closing of the Offering (or 21 months, as applicable) and (D) that the insider shares and private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated.

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

Note 8 — Income Tax

The Company’s deferred tax assets are as follows at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred tax asset
Net operating loss carryforward	$51,046	50,339
Valuation Allowance	(51,046)	(50,339)
Deferred tax asset, net of allowance	$-	-

The income tax provision (benefit) consists of the following at December 31, 2017 and 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal
Current	$-	$-
Deferred	(26,219)	(36,718)
State and Local
Current		-
Deferred	(3,296)	(9,874)
Change in valuation allowance	29,515	46,592
Income tax provision (benefit)	$-	$-

The Company has a net operating loss (“NOL”) of approximately $243,100. These NOLs, if not utilized, expire beginning in 2035. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company and may be limited in any one period by applicable tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net loss carryovers before the expiration of the carryover period, there may be circumstances beyond the Company’s control that limit such utilization. Accordingly, management has determined that full valuation allowances of the deferred tax asset are appropriate as of December 31, 2017.

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

The deferred tax asset reflected in the tables above resulted from applying an effective combined federal and state tax rate of 23.6% to the net operating losses from fiscal 2015. Effective tax rates differ from statutory rates.

A reconciliation of the statutory tax rate to the Company’s effective tax rates as of December 31, 2017 and 2016 is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Statutory federal income tax rate	-21.0%	-34.0%
State taxes, net of federal tax benefit	-2.6%	-8.6%
Change in valuation allowance	23.6%	42.6%
Income tax provision (benefit)	0.0%	0.0%

Note 9 — Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluated subsequent events through the date when the financial statements were issued.

On February 26, 2018, the Company entered into a Contribution Agreement dated February 26, 2018 with Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC to acquire all of the outstanding equity interests of Priority Holdings, LLC, a leading provider of B2C and B2B payment processing solutions. On March 26, 2018, the Company entered into an Amended and Restated Contribution Agreement with the Interest Holders (as amended and restated, the “Purchase Agreement”).

Upon the closing of the transactions contemplated in the Purchase Agreement, M I will acquire (the “Acquisition”) 100% of the issued and outstanding equity securities of Priority, as well as assume certain of Priority’s debt, in exchange for a number of shares of our common stock equal to Priority’s equity value (which the Purchase Agreement defines as of the signing date as $947,835,000 enterprise value of Priority less the net debt of Priority at closing, subject to certain adjustments as described below) divided by $10.30. If Priority acquires any businesses prior to the closing of the Acquisition that increase Priority’s Adjusted EBITDA in aggregate by more than $9 million, Priority’s enterprise value will increase by multiplying the incremental increase in Adjusted EBITDA of such acquisition by 12.5, provided that estimated synergies related to any such acquisitions included in the Adjusted EBITDA calculation of Priority shall be capped at 20% of the Adjusted EBITDA of the applicable acquisition with respect to the 12-month period immediately preceding the consummation of such acquisition. In connection with the Acquisition, we will change our name to Priority Technology Holdings, Inc. In addition, any cash that Priority spends to acquire any technology assets, up to $5,000,000, to purchase securities from the Founders pursuant to the Promote Agreement described below or to extend the time we have to complete a business combination, such amounts will be included in the calculation of net debt as cash and cash equivalents (which would reduce the amount of net debt, effectively increasing the assumed enterprise value of Priority and increasing the number of shares that would be issued to the Interest Holders).

An additional 9.8 million shares may be issued as earn out consideration to the Interest Holders and members of management or other service providers of the post-Acquisition company—4.9 million shares for the first earn out and 4.9 million shares for the second earn out. For the first earn out, Adjusted EBITDA must be no less than $82.5 million for the year ending December 31, 2018 and the stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn out, Adjusted EBITDA must be no less than $91.5 million for the year ending December 31, 2019 and the stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn out targets are not met, the entire 9.8 million shares may be issued if the second earn out targets are met.

Concurrently with the Purchase Agreement, our founding stockholders (the “Founders”) and Priority entered into a purchase agreement (the “Promote Agreement”) pursuant to which Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to M I’s initial public offering, and 453,210 shares of common stock of M I issued to the Founders for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Promote Agreement, the Founders will forfeit 174,863 founder’s shares at the closing of the Acquisition, which shares may be reissued to the Founders if one of the earn outs described above is achieved.

In addition, the Founders and Thomas C. Priore, the Executive Chairman of Priority (“TCP”), entered into a letter agreement (the “Letter Agreement”) pursuant to which the Founders granted TCP (i) the right to purchase the Founders’ remaining shares of our common stock at the prevailing market price subject to certain conditions including a floor of $10.30 per share and (ii) a right of first refusal on the shares.

On March 13, 2018, the Company issued promissory notes in the aggregate principal amount of $132,753 to its sponsors (M SPAC LLC, M SPAC Holdings I, LLC and M SPAC Holdings II, LLC). The $132,753 received by the Company upon issuance of the notes was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company has to complete a business combination for an additional one month, from March 19, 2018 to April 19, 2018. The notes do not bear interest and are payable five business days after the date the Company completes a business combination.