Form 10-Q
period 2018-03-31
M I Acquisitions, Inc.
filed 2018-05-14
CIK 1653558

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2018

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

As of May 14, 2018, 7,058,743 shares of common stock, par value $0.001 per share, were issued and outstanding.

M I ACQUISITIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

 PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

M I Acquisitions, Inc.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$39,114	$172,196
Prepaid expenses and other current assets	41,489	9,936
Total current assets	80,603	182,132

Cash and cash equivalents held in trust	55,383,870	55,081,899
Total Assets	$55,464,473	$55,264,031

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$563,731	$349,292
Offering costs payable	11,616	11,616
Note payable	27,500	27,500
Note payable – related parties	132,753	—
Total Current Liabilities	735,600	388,408

Deferred underwriting fee payable	1,062,022	1,062,022

Total Liabilities	1,797,622	1,450,430

Commitments

Common stock subject to possible conversion (4,672,795 and 4,705,821 shares at conversion value as of March 31, 2018 and December 31, 2017, respectively)	48,666,845	48,813,595

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,385,948 and 2,352,922 shares issued and outstanding (excluding 4,672,795 and 4,705,821 shares subject to possible conversion) at March 31, 2018 and December 31, 2017, respectively	2,386	2,353
Additional paid in capital	5,387,445	5,240,728
Accumulated deficit	(389,825)	(243,075)
Total Stockholders’ Equity	5,000,006	5,000,006

Total Liabilities and Stockholders’ Equity	$55,464,473	$55,264,031

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.
Condensed Statements of Operations

(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

EXPENSES
Administration fee - related party	$30,000	$30,000
Operating costs	291,228	215,466

TOTAL EXPENSES	321,228	245,466

OTHER INCOME
Interest income	174,478	56,621
TOTAL OTHER INCOME	174,478	56,621

Net loss	$(146,750)	$(188,845)

Net loss per share of common stock - basic and diluted	$(0.13)	$(0.09)

Weighted average shares of common stock outstanding - basic and diluted	2,352,922	2,310,710

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Cash Flows From Operating Activities:
Net loss	$(146,750)	$(188,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(174,478)	(56,621)

Changes in operating assets and liabilities:
Prepaid expenses	(31,553)	(64,964)
Accounts payable and accrued expenses	214,439	4,264
Net Cash Used In Operating Activities	(138,342)	(306,166)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(132,753)
Interest released from Trust Account	5,260	71,702
Net Cash (Used In) Provided By Investing Activities	(127,493)	71,702

Cash Flows From Financing Activities:
Proceeds from related party note	132,753	—
Net Cash Provided By Financing Activities	132,753	—

Net change in cash and cash equivalents	(133,082)	(234,464)

Cash and cash equivalents at beginning of period	172,196	362,535

Cash and cash equivalents at end of period	$39,114	$128,071

Supplemental disclosure of non-cash financing activities:
Change in common stock subject to possible conversion	$146,750	$188,845

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

At March 31, 2018, the Company had not yet commenced any operations. For the three months ended March 31, 2018, the Company’s activity has been limited to the evaluation of business combination candidates, and the Company will not be generating any operating revenues until the closing and completion of an initial business combination.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement of 402,500 units (the “Private Placement”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of March 31, 2018.

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

Pursuant to the Company’s amended and restated Certificate of Incorporation if the Company is unable to complete its initial Business Combination by May 19, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate.

The Company has extended the time to complete an initial business combination to May 19, 2018 by depositing $265,504 into its trust account. However, if the Company anticipates that it may not be able to consummate its initial business combination by May 19, 2018 (as seems likely), it may extend the period of time to consummate a business combination up to one additional time by an additional one month (for a total of up to 21 months to complete a business combination). Pursuant to the terms of the Company’s amended and restated articles of incorporation and the trust agreement entered into between it and American Stock Transfer & Trust Company, LLC on the date of the IPO, in order to extend the time available for it to consummate its initial business combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $132,753 ($0.025 per unit in either case), up to an aggregate of $398,258, or $0.075 per unit (if its life is extended three times), on or prior to the date of the applicable deadline, for each one month extension (the Company has already deposited an aggregate of $265,504 for the first and second extension). The insiders received for the first deposit and they or their designees will receive for any subsequent deposits a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. In the event that the Company receives notice from its insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for the Company to complete its initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire $398,259. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a pro rata portion of the amount then in the Trust Account less tax obligations. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a business combination, the Company will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, the insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2018, the Company had $39,114 in cash and cash equivalents held outside Trust Account, $573,644 in interest income available from the Company’s investments in the Trust Account to pay its tax obligations, and a working capital deficit of $654,997. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to raise capital or to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2018.

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

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, in addition to aggregate proceeds of $265,504 received to date to extend the time to complete an initial business combination, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if we have not completed a Business Combination in the required time period. As of March 31, 2018, marketable securities held in the Trust Account consisted of $55,383,870 in United States Treasury Bills with an original maturity of six months or less. During the three months ended March 31, 2018, the Company withdrew interest income totaling $5,260 to be utilized for payment of tax obligations.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,672,795 and 4,731,015 shares of common stock subject to possible conversion at March 31, 2018 and 2017, respectively, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  At March 31, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to conversion, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(146,750)	$(188,845)
Less: Income attributable to common shares subject to conversion	(153,292)	(25,164)
Adjusted net loss	$(300,042)	$(214,009)

Weighted average shares outstanding, basic and diluted	2,352,922	2,310,710

Basic and diluted net loss per common share	$(0.13)	$(0.09)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on April 23, 2015, the evaluation was performed for the 2015, 2016 and 2017 tax years. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2018 through March 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. Under ASC 740, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. There is no further change to its assertion on maintaining a full valuation allowance against its U.S. deferred tax assets. The Company’s gross deferred tax assets were revalued from 35% to 21% with a corresponding offset to the valuation allowance. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, for our fiscal year ending December 31, 2018.

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

Note 5 — Notes Payable – Related Parties

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

Administrative Service Fee

The Company, commencing on September 13, 2016, has agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the three months ended March 31, 2018 and 2017, the Company incurred administrative fees of $30,000 and $30,000, respectively.

Contribution Agreement

On February 26, 2018, the Company entered into a Contribution Agreement with Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC (collectively, the “Interest Holders”) to acquire all of the outstanding equity interests of Priority Holdings, LLC (“Priority”), a leading provider of B2C and B2B payment processing solutions. On March 26, 2018, the Company entered into an Amended and Restated Contribution Agreement with the Interest Holders (as amended and restated, the “Purchase Agreement”).

Upon the closing of the transactions contemplated by the Purchase Agreement, the Company will acquire 100% of the issued and outstanding equity securities of Priority (the “Business Combination”), which will result in Priority becoming a wholly-owned subsidiary of the Company. In connection with the Business Combination, we will change our name to Priority Technology Holdings, Inc. The consideration to be paid by us to the Interest Holders in the business combination is a number of shares of the Company’s common stock equal to Priority’s equity value (which the Purchase Agreement defines as of the signing date as the $947.8 million enterprise value of Priority, less the net debt of Priority, subject to certain adjustments as described in the Purchase Agreement) divided by $10.30.If Priority acquires any businesses prior to the closing of the Business Combination that increase Priority’s Earnout Adjusted EBITDA in aggregate by more than $9.0 million, Priority’s enterprise value will increase by multiplying the incremental increase in Earnout Adjusted EBITDA of such acquisition by 12.5, provided that estimated synergies related to any such acquisitions included in the Earnout Adjusted EBITDA calculation of Priority shall be capped at 20% of the Earnout Adjusted EBITDA of the applicable acquisition with respect to the 12-month period immediately preceding the consummation of such acquisition. In addition, any cash that Priority spends to acquire any technology assets, up to $5.0 million, to purchase securities from the Founders pursuant to the Founders Share Agreement described below or to extend the time we have to complete a business combination, will be included in the calculation of net debt as cash and cash equivalents (which would reduce the amount of net debt, effectively increasing the assumed equity value of Priority and increasing the number of shares that would be issued to the Interest Holders).

An additional 9.8 million shares of M I Acquisitions common stock may be issued as earn-out consideration to the Interest Holders or at their election, to members of Priority’s management or other service providers post-business combination pursuant to the Earnout Incentive Plan—4.9 million shares for the first earn-out and 4.9 million shares for the second earn-out. For the first earn-out, Earnout Adjusted EBITDA of M I Acquisitions must be no less than $82.5 million for the year ended December 31, 2018 and the M I Acquisitions stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out, Earnout Adjusted EBITDA of M I Acquisitions must be no less than $91.5 million for the year ending December 31, 2019 and the M I Acquisitions stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met.

Concurrently with the Purchase Agreement, the Company’s founding stockholders (the “Founders”) and Priority entered into a purchase agreement (the “Founders Share Agreement”) pursuant to which Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to the Company’s initial public offering, and 453,210 shares of common stock of the Company issued to the Founders for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Founders Share Agreement, the Founders will forfeit 174,863 founder’s shares at the closing of the Business Combination, which shares may be reissued to the Founders if one of the earn-outs described above (and relating to the Purchase Agreement consideration) is achieved.

In addition, the Founders and Thomas C. Priore, the Executive Chairman of Priority (“TCP”), entered into a letter agreement (the “Letter Agreement”) pursuant to which the Founders granted TCP (i) the right to purchase at any time all or some of the Founders’ remaining shares of the Company’s common stock at the prevailing market price subject to certain conditions including a floor of $10.30 per share and (ii) a right of first refusal on any proposed transfer of shares by the Founders.

Nasdaq Notification Letter

On January 3, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On February 20, 2018, the Company submitted its plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On February 20, 2018, Nasdaq granted the Company an extension until June 19, 2018 to regain compliance. In the event we do not satisfy the terms of the extension, Nasdaq will notify the Company that its securities will be delisted. At that time, the Company will have the opportunity to appeal the determination to a Hearings Panel. If the Company timely appeals, its securities would remain listed pending such decision. There can be no assurance that, if the Company does appeal, such appeal would be successful.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2018, there are no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share.

On April 23, 2015, 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.02 per share for an aggregate of $25,000. This number included an aggregate of up to 187,500 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. All of these shares will be placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. On November 11, 2016, 109,973 Founders’ shares were forfeited and cancelled.

As of March 31, 2018 and December 31, 2017, there were 2,385,948 and 2,352,922 common shares issued and outstanding, which excludes 4,672,795and 4,705,821 shares subject to possible conversion, respectively.

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

On April 12, 2018, the Company issued a promissory note in the aggregate principal amount of $132,753 to Priority Holdings, LLC. The $132,753 received by the Company upon issuance of the note was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company has to complete a business combination for an additional one month, from April 19, 2018 to May 19, 2018. The note does not bear interest and are payable five business days after the date the Company completes a business combination.

On April 19, 2018, the Company issued a promissory note in the aggregate principal amount of $76,771 to Priority Holdings, LLC. The note does not bear interest and are payable five business days after the date the Company completes a business combination.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Furthermore, statements regarding our initial business combination, including the anticipated initial enterprise value and post-closing equity value of the combined company, the benefits of the proposed initial business combination, integration plans, expected synergies and revenue opportunities, anticipated future financial and operating performance and results, including estimates for growth, the expected management and governance of the combined company, and the expected timing of the transactions contemplated by the Purchase Agreement (as defined below), are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, (i) risks related to the expected timing and likelihood of completion of the pending initial business combination, including the risk that the transaction may not close due to one or more closing conditions to the transaction not being satisfied or waived, such as regulatory approvals not being obtained, on a timely basis or otherwise, or that a governmental entity prohibited, delayed or refused to grant approval for the consummation of the transaction or required certain conditions, limitations or restrictions in connection with such approvals, or that the required approval of the Purchase Agreement by the stockholders of the Company was not obtained; (ii) risks related to the ability of the Company and Priority (as defined below) to successfully integrate the businesses; (iii) the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreement (including circumstances requiring a party to pay the other party a termination fee pursuant to the Purchase Agreement); (iv) the risk that there may be a material adverse change with respect to the financial position, performance, operations or prospects of Priority or the Company; (v) risks related to disruption of management time from ongoing business operations due to the proposed initial business combination; (vi) the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s Common Stock; (vii) the risk that the proposed initial business combination and its announcement could have an adverse effect on the ability of Priority and the Company to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on their operating results and businesses generally; (viii) risks related to successfully integrating the businesses of the Priority and the Company, which may result in the combined company not operating as effectively and efficiently as expected; (ix) the risk that the combined company may be unable to achieve cost-cutting synergies or it may take longer than expected to achieve those synergies; and (x) risks associated with the financing of the proposed transaction. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

References to “M I Acquisitions”, “we”, “us”, “our” or the “Company” are to M I Acquisitions Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

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

As of May 11th, 2018, a total of $55,585,400.56 was held in the trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Proposed Business Combination

On February 26, 2018, we entered into a Contribution Agreement with Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC (collectively, the “Interest Holders”) to acquire all of the outstanding equity interests of Priority Holdings, LLC (“Priority”), a leading provider of B2C and B2B payment processing solutions. On March 26, 2018, we entered into an Amended and Restated Contribution Agreement with the Interest Holders, and we entered into a Second Amended and Restated Contribution Agreement on April 17, 2018 (as amended and restated, the “Purchase Agreement”).

Upon the closing of the transactions contemplated by the Purchase Agreement, we will acquire 100% of the issued and outstanding equity securities of Priority, which will result in Priority becoming a wholly-owned subsidiary of M I Acquisitions.

The consideration to be paid by us to the Interest Holders in the business combination is a number of shares of M I Acquisitions’ common stock equal to Priority’s equity value (which the Purchase Agreement defines as of the signing date as the $947.8 million enterprise value of Priority, less the net debt of Priority, subject to certain adjustments as described in the Purchase Agreement) divided by $10.30. If Priority acquires or contracts to acquire any businesses prior to the closing of the Business Combination that increase Priority’s Earnout Adjusted EBITDA in aggregate by more than $9.0 million, Priority’s enterprise value will increase by multiplying the incremental increase in Earnout Adjusted EBITDA of such acquisition by 12.5, provided that estimated synergies related to any such acquisitions and proposed acquisitions included in the Earnout Adjusted EBITDA calculation of Priority shall be capped at 20% of the Earnout Adjusted EBITDA of the applicable acquisition with respect to the 12-month period immediately preceding the consummation of such acquisition. In order to be included in the above calculation, any agreements to acquire a business must be subject only to payment of cash and/or other consideration to the target and must close within 30 days following closing of the Business Combination. In addition, any cash that Priority spends to acquire any technology assets, up to $5.0 million, to purchase securities from the M I’s founders pursuant to the Founders Share Agreement described below or to extend the time we have to complete a business combination, will be included in the calculation of net debt as cash and cash equivalents (which would reduce the amount of net debt, effectively increasing the assumed equity value of Priority and increasing the number of shares that would be issued to the Interest Holders).

An additional 9.8 million shares of M I Acquisitions common stock may be issued as earn-out consideration to the Interest Holders, or at their election, to members of Priority’s management or other service providers post-business combination pursuant to the Earnout Incentive Plan—4.9 million shares for the first earn-out and 4.9 million shares for the second earn-out. For the first earn-out, the Earnout Adjusted EBITDA of M I Acquisitions must be no less than $82.5 million for the year ending December 31, 2018 and the M I Acquisitions stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out, the Earnout Adjusted EBITDA of M I Acquisitions must be no less than $91.5 million for the year ending December 31, 2019 and the M I Acquisitions stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met.

On February 26, 2018, our founding stockholders (the “Founders”) and Priority entered into a purchase agreement (the “Founders Share Agreement”) pursuant to which Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to M I Acquisitions’ initial public offering, and 453,210 shares of common stock of M I Acquisitions issued to the Founders, for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Founders Share Agreement, the Founders will forfeit 174,863 founder’s shares at the closing of the Business Combination, which shares may be reissued to the Founders if one of the earn outs described above (and relating to the Purchase Agreement consideration) is achieved.

In addition, the Founders and Thomas C. Priore, the Executive Chairman of Priority (“TCP”), entered into a letter agreement (the “Letter Agreement”) pursuant to which the Founders granted TCP (i) the right to purchase at any time all or some of the Founders’ remaining shares of our common stock at the prevailing market price subject to certain conditions including a floor of $10.30 per share and (ii) a right of first refusal on any proposed transfer of shares by the Founders.

A more detailed description of the Purchase Agreement and Priority and the related transactions can be found in our preliminary proxy statement filed with the SEC on April 19, 2018.

Recent Developments

On April 12, 2018, the Company issued promissory notes in the aggregate principal amount of $132,753 to Priority. The $132,753 received by the Company upon issuance of the note was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company has to complete a business combination for an additional one month, from April 19, 2018 to May 19, 2018. The note does not bear interest and are payable five business days after the date the Company completes a business combination.

On April 19, 2018, the Company issued a promissory note in the aggregate principal amount of $76,771 to Priority Holdings, LLC. The note does not bear interest and are payable five business days after the date the Company completes a business combination.

On April 26, 2018, the Company filed with the SEC a preliminary proxy statement for an annual meeting which includes proposals to extend the time required to close a Business Combination to September 17, 2018. The Company anticipates holding the annual meeting on or about June 15, 2018.

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

For the three months ended March 31, 2018, we had a net loss of $146,750. During the three months ended March 31, 2018, we incurred $291,228 of general and administrative expenses and $30,000 of administrative fees paid to a related party. For the quarter ended March 31, 2018, these expenses were partially offset by other income totaling $174,478, which was comprised of interest income.

For the three months ended March 31, 2017, we had a net loss of $188,845. During the three months ended March 31, 2017, we incurred $215,466 of general and administrative expenses and $30,000 of administrative fees paid to a related party. For the quarter ended March 31, 2017, these expenses were partially offset by other income totaling $56,621, which was comprised of interest income.

Liquidity and Capital Resources

As of March 31, 2018, we had cash outside our trust account of $39,114.

Our liquidity needs have been satisfied to date through the Offering, the receipt of $25,000 from the sale of the insider shares and loans from insiders and a related party and an unrelated party in an aggregate amount of $318,692. During the three months ended Mach 31, 2018, we withdrew interest income totaling $5,260 to be utilized for payment of tax obligations.

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

We anticipate that the approximately $39,000 outside of our trust account will be insufficient to allow us to operate until June 19, 2018, or until we complete the Business Combination, if our stockholders authorize an extension of the deadline for us to do so. We may need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties to allow us to operate until June 19, 2018, or until we complete the Business Combination, if our stockholders authorize an extension of the deadline for us to do so. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, our company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the trust account, may only be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Amended and Restated Contribution Agreement dated March 26, 2018 by and among Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K filed by the Company on March 27, 2018)

2.2	Second Amended and Restated Contribution Agreement (Incorporated by reference to Annex A to the Preliminary Proxy Statement filed by M I on April 19, 2018)
10.1	Purchase Agreement dated February 26, 2018 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 2, 2018)
10.2	Letter Agreement dated February 26, 2018 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 2, 2018)
10.3	Promissory Note issued to M SPAC LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)
10.4	Promissory Note issued to M SPAC Holdings I LLC dated March 13, 2018. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 14, 2018)
10.5	Promissory Note issued to Priority dated April 12, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 13, 2018)

10.6	Promissory Note issued to Priority dated April 19, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 23, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M I ACQUISITIONS, INC.

By:	/s/ Joshua Sason
Joshua Sason
Chief Executive Officer (Principal executive officer)

By:	/s/ Marc Manuel
Marc Manuel
Chief Financial Officer (Principal financial and accounting officer)

Date: May 14, 2018