Form 10-Q
period 2018-06-30
M I Acquisitions, Inc.
filed 2018-07-18
CIK 1653558

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2018

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

As of July 13, 2018, 6,681,512 shares of common stock, par value $0.001 per share, were issued and outstanding.

M I ACQUISITIONS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

M I Acquisitions, Inc.

Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)

Assets

Current Assets:
Cash and cash equivalents	$887	$172,196
Prepaid expenses and other current assets	27,739	9,936
Total current assets	28,626	182,132

Cash and cash equivalents held in trust	51,904,674	55,081,899
Total Assets	$51,933,300	$55,264,031

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$816,356	$349,292
Offering costs payable	11,616	11,616
Note payable	369,776	27,500
Note payable - related parties	132,753	—
Total Current Liabilities	1,330,501	388,408

Deferred underwriting fee payable	1,062,022	1,062,022

Total Liabilities	2,392,523	1,450,430

Commitments

Common stock subject to possible conversion (4,239,522 and 4,705,821 shares at conversion value as of June 30, 2018 and December 31, 2017)	44,540,771	48,813,595

Stockholders’ Equity:
Preferred stock, $0.001 par value; 1,000,000 authorized none issued and outstanding	—	—
Common stock, $0.001 par value; 30,000,000 shares authorized; 2,441,990 and 2,352,922 shares issued and outstanding (excluding 4,239,522 and 4,705,821 shares subject to possible conversion) at June 30, 2018 and December 31, 2017, respectively	2,442	2,353
Additional paid in capital	5,549,924	5,240,728
Accumulated deficit	(552,360)	(243,075)
Total Stockholders’ Equity	5,000,006	5,000,006

Total Liabilities and Stockholders’ Equity	$51,933,300	$55,264,031

M I Acquisitions, Inc.
Condensed Statements of Operations

(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

EXPENSES
Administration fee - related party	$30,000	$30,000	$60,000	$60,000
Operating costs	351,372	132,035	642,600	347,501

TOTAL EXPENSES	381,372	162,035	702,600	407,501

OTHER INCOME
Interest income	218,837	87,011	393,315	143,632

TOTAL OTHER INCOME	218,837	87,011	393,315	143,632

Net loss	(162,535)	(75,024)	(309,285)	(263,869)

Net loss per share of common stock - basic	$(0.15)	$(0.04)	$(0.28)	$(0.16)

Weighted average shares of common stock outstanding - basic and diluted	2,392,650	2,327,728	2,352,922	2,319,266

The accompanying notes are an integral part of these condensed financial statements.

M I Acquisitions, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2018	June 30, 2017

Cash Flows From Operating Activities:
Net loss	$(309,285)	$(263,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(393,315)	(143,632)
Changes in operating assets and liabilities:
Prepaid expenses	(17,803)	(61,398)
Accounts payable and accrued expenses	543,835	182,052
Net Cash Used In Operating Activities	(176,568)	(286,847)

Cash Flows From Investing Activities:
Interest released from Trust Account	5,260	71,702
Cash deposited into Trust account	(398,259)	(22,607)
Withdrawal from Trust Account upon redemption of common stock	3,963,539	—
Net Cash Provided By Investing Activities	3,570,540	49,095

Cash Flows From Financing Activities:
Proceeds from related party notes	132,753	—
Proceeds from notes payable	265,505	—
Redemption of common stock	(3,963,539)	—
Net Cash Used In Financing Activities	(3,565,281)	—

Net change in cash and cash equivalents	(171,309)	(237,752)

Cash and cash equivalents at beginning of period	172,196	362,535

Cash and cash equivalents at end of period	$887	$124,783

Supplemental disclosure of non-cash financing activities:
Proceeds from note payable used to pay operating expenses	$76,771	$—
Change in common stock subject to possible conversion	$(4,272,824)	$263,869

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

At June 30, 2018, the Company had not yet commenced any operations. For the six months ended June 30, 2018, the Company’s activity has been limited to the evaluation of business combination candidates (see Note 6 – Commitments: Contribution Agreement), and the Company will not be generating any operating revenues until the closing and completion of an initial business combination.

The registration statement for the Company’s initial public offering was declared effective on September 13, 2016. The Company consummated a public offering of 5,000,000 units (“Units”) on September 19, 2016 (the “Offering”), generating gross proceeds of $50,000,000 and net proceeds of $47,981,581 after deducting $2,018,419 of transaction costs. In addition, the Company generated gross proceeds of $4,025,000 from the private placement (the “Private Placement”) of 402,500 units (the “Private Units”) to certain initial stockholders (“Initial Stockholders”) of the Company. The Units sold pursuant to the Offering and the Private Placement were sold at an offering price of $10.00 per Unit.  The Company also incurred additional issuance costs totaling $1,169,032, of which the deferred underwriting fee of $1,062,022 was unpaid as of June 30, 2018.

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

Following the closing of the Offering and the Private Placement (including the partial exercise of the over-allotment option) an amount of $54,694,127 (or $10.30 per share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Private Units is being held in a trust account (“Trust Account”) at J.P. Morgan Chase Bank maintained by American Stock Transfer & Trust Company (“American”), acting as trustee, and may be invested in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, and that invest solely in U.S. treasuries or United States bonds, treasuries or notes having a maturity of 180 days or less. The funds in the Trust Account may not be released until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. However, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s insiders agreed to be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the Proposed Public Offering not held in the Trust Account; provided, however, that in order to meet its working capital needs following the consummation of the Proposed Public Offering, the Company’s Initial Stockholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $200,000 of the notes may be converted upon consummation of the Company’s Business Combination into additional Private Units at a price of $10.00 per Unit. If the Company does not complete a Business Combination, the loans would not be repaid.

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

In connection with any stockholder vote required to approve any Business Combination, the Initial Stockholders agreed to vote any of their respective shares, including the common shares sold to the Initial Stockholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units sold in the Private Placement, and any common shares which were initially issued in connection with the Offering, whether acquired in or after the effective date of the Offering, in favor of the initial Business Combination and not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Pursuant to the Company’s amended and restated Certificate of Incorporation if the Company is unable to complete its initial Business Combination by September 17, 2018, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate.

Between March of 2018 and June of 2018 and pursuant to the terms of the original investment management trust agreement between the Company and American Stock Transfer & Trust dated September 13, 2016, the Company’s insiders and their affiliates or designees had deposited $398,258 into the trust account in order to extend the time the Company had to complete a business combination from March 19, 2018 to June 19, 2018. On June 15, 2018, the Company further extended the time the Company has to complete a business combination to September 17, 2018, pursuant to a vote of our stockholders by amending the Company’s investment management trust agreement with American Stock Transfer & Trust Company and by amending and restating the certificate of incorporation of the Company. No additional consideration was paid for the extension of such deadline to September 17, 2018. Shareholders redeemed a total of 377,231 public shares at a price per share of $10.507 (or $3,963,539 in the aggregate) in connection with the vote to extend the liquidation date to September 17, 2018. This resulted in a reduction of M I Acquisitions’ trust account by $3,963,539. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, each shareholder will receive a pro rata portion of the amount then in the Trust Account less tax obligations. Holders of warrants will receive no proceeds in connection with the liquidation. The Initial Stockholders and the holders of Private Units will not participate in any redemption distribution with respect to their initial shares and Private Units, including the common stock included in the Private Units.

To the extent the Company is unable to consummate a business combination, the Company will pay the costs of liquidation from the remaining assets outside of the trust account. If such funds are insufficient, the insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than $15,000) and have agreed not to seek repayment of such expenses.

Going Concern

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2018, the Company had $887 in cash and cash equivalents held outside Trust Account, $792,481 in interest income available from the Company’s investments in the Trust Account to pay its tax obligations, and a working capital deficit of $1,301,875. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company’s plans to consummate the initial Business Combination may not be successful.  These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the foregoing, the Company may have insufficient funds available to operate its business through the earlier of consummation of a Business Combination or September 17, 2018. Following the initial Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all.

The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the quarter ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 or any future interim period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2018.

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

Marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the remaining proceeds of the Initial Public Offering, in addition to aggregate proceeds of $398,258 received to date to extend the time to complete an initial business combination, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or the redemption of 100% of the outstanding public shares if the company has completed a Business Combination in the required time period. As of June 30, 2018, marketable securities held in the Trust Account consisted of $51,904,674 in United States Treasury Bills with an original maturity of six months or less. During the six months ended June 30, 2018, the Company withdrew interest income totaling $5,260 to be utilized for payment of tax obligations.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. An aggregate of 4,239,522 and 4,714,289 shares of common stock subject to possible conversion at June 30, 2018 and 2017, respectively, have been excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings.  At June 30, 2018 and 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to conversion, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net loss	$(162,535)	$(75,024)
Less: Income attributable to common shares subject to conversion	(188,026)	(24,610)
Adjusted net loss	$(350,561)	$(99,634)

Weighted average shares outstanding, basic and diluted	2,392,650	2,327,728

Basic and diluted net loss per common share	$(0.15)	$(0.04)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss	$(309,285)	$(263,869)
Less: Income attributable to common shares subject to conversion	(337,950)	(102,325)
Adjusted net loss	$(647,235)	$(366,194)

Weighted average shares outstanding, basic and diluted	2,352,922	2,319,266

Basic and diluted net loss per common share	$(0.28)	$(0.16)

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from January 1, 2018 through June 30, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Each Unit consists of one share of common stock of the Company, and one Warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share commencing on the later of 30 days after the Company’s completion of its initial Business Combination and expiring five years from the completion of the Company’s initial Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the common shares is at least $16.00 per share for any 20 trading days within a 30-trading day period (“30-Day Trading Period”) ending on the third day prior to the date on which notice of redemption is given, provided there is a current registration statement in effect with respect to the common shares underlying such Warrants during the 30 day redemption period. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such Warrant shall not be entitled to exercise such Warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. If an initial Business Combination is not consummated, the Warrants will expire and will be worthless.

Note 4 — Private Units

Simultaneously with the Offering, the Initial Shareholders of the Company purchased an aggregate of 421,107 Private Units at $10.00 per Private Unit (for an aggregate purchase price of $4,211,070) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Private Units are identical to the Units sold in the Offering except the Warrants included in the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, the holders of the Private Units have agreed (A) to vote the shares underlying their Private Units in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of such a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to convert their public shares in connection with any such vote, (C) not to convert any shares underlying the Private Units into the right to receive cash from the Trust Account in connection with a stockholder vote to approve an initial Business Combination or a vote to amend the provisions of the Company’s amended and restated certificate of incorporation relating to shareholders’ rights or pre-Business Combination activity or sell their shares to the Company in connection with a tender offer the Company engages in and (D) that the shares underlying the Private Units shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated. The purchasers have also agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of an initial Business Combination.

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

On April 12, 2018, the Company issued a promissory note in the aggregate principal amount of $132,753 to Priority Holdings, LLC. The $132,753 received by the Company upon issuance of the note was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company had to complete a business combination for an additional one month, from April 19, 2018 to May 19, 2018. The note does not bear interest and is payable five business days after the date the Company completes a business combination.

On April 19, 2018, the Company issued a promissory note in the aggregate principal amount of $76,771 to Priority Holdings, LLC. The proceeds of the note were used for payment of filing fees of the Company incurred in connection the business combination with Priority. The note does not bear interest and is payable five business days after the date the Company completes a business combination.

On May 15, 2018, the Company issued a promissory note in the aggregate principal amount of $132,753 to Priority Holdings, LLC. The proceeds of the note was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company had to complete a business combination for an additional three months, from May 19, 2018 to September 19, 2018. The note does not bear interest and is payable five business days after the date the Company completes a business combination.

Note 5 — Notes Payable – Related Parties

On March 13, 2018, the Company issued promissory notes in the aggregate principal amount of $132,753 to its sponsors (M SPAC LLC, M SPAC Holdings I, LLC and M SPAC Holdings II, LLC). The $132,753 received by the Company upon issuance of the notes was deposited into the Company’s trust account for the benefit of its public stockholders in order to extend the period of time the Company had to complete a business combination for an additional one month, from March 19, 2018 to April 19, 2018. The notes do not bear interest and are payable five business days after the date the Company completes a business combination.

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

The Underwriting Agreement provides that the Company will pay Chardan Capital Markets, LLC a warrant solicitation fee of five percent (5%) of the exercise price of each public warrant exercised during the period commencing on the later of 12 months from the closing of the Proposed Public Offering or 30 days after the completion of the Company’s initial business combination including warrants acquired by security holders in the open market. The warrant solicitation fee will be payable in cash. There is no limitation on the maximum warrant solicitation fee payable to Chardan Capital Markets, LLC except to the extent it is limited by the number of warrants outstanding.

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

Administrative Service Fee

The Company, commencing on September 13, 2016, agreed to pay an affiliate of the Company’s executive officers a monthly fee of $10,000 for general and administrative services due on the first of each month. During the three months ended June 30, 2018 and 2017, the Company incurred administrative fees of $30,000 and $30,000, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred administrative fees of $60,000 and $60,000, respectively. As of June 30, 2018, the Company accrued $20,000 due the affiliate.

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

Upon the closing of the transactions contemplated by the Purchase Agreement, the Company will acquire 100% of the issued and outstanding equity securities of Priority (the “Business Combination”), which will result in Priority becoming a wholly-owned subsidiary of the Company. In connection with the Business Combination, the Company will change its name to Priority Technology Holdings, Inc. The consideration to be paid by the Company to the Interest Holders in the business combination is a number of shares of the Company’s common stock equal to Priority’s equity value (which the Purchase Agreement defines as of the signing date as the $947.8 million enterprise value of Priority, less the net debt of Priority, subject to certain adjustments as described in the Purchase Agreement) divided by $10.30.If Priority acquires any businesses prior to the closing of the Business Combination that increase Priority’s Earnout Adjusted EBITDA in aggregate by more than $9.0 million, Priority’s enterprise value will increase by multiplying the incremental increase in Earnout Adjusted EBITDA of such acquisition by 12.5, provided that estimated synergies related to any such acquisitions included in the Earnout Adjusted EBITDA calculation of Priority shall be capped at 20% of the Earnout Adjusted EBITDA of the applicable acquisition with respect to the 12-month period immediately preceding the consummation of such acquisition. In addition, any cash that Priority spends to acquire any technology assets, up to $5.0 million, to purchase securities from the Founders pursuant to the Founders Share Agreement described below or to extend the time we have to complete a business combination, will be included in the calculation of net debt as cash and cash equivalents (which would reduce the amount of net debt, effectively increasing the assumed equity value of Priority and increasing the number of shares that would be issued to the Interest Holders).

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

On July 19, 2018, the Company will hold a special meeting at which the holders of the Company’s shares of common stock will be asked to approve the amended and restated Purchase Agreement. In addition, the shareholders will vote on other proposals related to the business combination.

Nasdaq Notification Letter

On January 3, 2018, the Company received a letter (the “Notification Letter”) from the staff of the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company no longer complies with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On February 20, 2018, the Company submitted its plan to regain compliance pursuant to the procedures set forth in the Nasdaq listing rules. On February 20, 2018, Nasdaq granted the Company an extension until June 19, 2018 to regain compliance. On June 19, 2018, the Company received a notice from Nasdaq stating that as a result of the Annual Meeting held on June 15, 2018, the Company is now in compliance with the Rules.

Note 7 — Stockholder’s Equity

Preferred Stock

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2018, there are no preferred shares issued or outstanding.

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001 per share.

On April 23, 2015, 1,437,500 shares of the Company’s common stock were sold to the Initial Stockholders at a price of approximately $0.02 per share for an aggregate of $25,000. This number included an aggregate of up to 187,500 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. All of these shares were placed in escrow until (1) with respect to 50% of the shares, the earlier of six months after the date of the consummation of an initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of an initial Business Combination, or earlier, in either case, if, subsequent to an initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares for cash, securities or other property. On November 11, 2016, 109,973 Founders’ shares were forfeited and cancelled.

In June 2018, holders of 377,231 shares of the Company’s common stock redeemed their shares for cash of $3,963,539.

As of June 30, 2018 and December 31, 2017, there were 2,441,990 and 2,352,922 common shares issued and outstanding, which excludes 4,239,522 and 4,705,821 shares subject to possible conversion, respectively.

The Company’s insiders have agreed (A) to vote their insider shares, private shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s certificate of incorporation that would affect the substance or timing of its obligation to redeem 100% of its public shares if it does not complete its initial business combination by September 17, 2018, unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, divided by the number of then outstanding public shares, (C) not to convert any shares (including the insider shares and private shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the Company’s proposed initial Business Combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial Business Combination) or a vote to amend the provisions of the Company’s certificate of incorporation relating to the substance or timing of its obligation to redeem 100% of the Company’s public shares if it does not complete its initial business combination within 18 months from the closing of the Offering (or 21 months, as applicable) and (D) that the insider shares and private shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated.

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

The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of a $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option was approximately $2,695,000 (or $8.98 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the placement agent is estimated as of the date of grant using the following assumptions: (1) expected volatility of 149%, (2) risk-free interest rate of 1.22% and (3) expected life of five years. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described in Note 3), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying common stock) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

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

References to “M I Acquisitions”, “we”, “us”, “our” or the “Company” are to M I Acquisitions, Inc., except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

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

On June 15, 2018, we extended the time to complete a business combination to September 17, 2018, pursuant to a vote of our stockholders. No additional consideration was paid for the extension of such deadline to September 17, 2018. Shareholders redeemed a total of 377,231 public shares at a price per share of $10.507 (or approximately $3,963,539 in the aggregate) in connection with the vote to extend the liquidation date to September 17, 2018. This resulted in a reduction of M I Acquisitions’ trust account by $3,963,539.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

As of July 17, 2018, a total of $51,904,674 was held in the trust account established for the benefit of the Company’s public shareholders.

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

The consideration to be paid by us to the Interest Holders in the business combination is a number of shares of M I Acquisitions’ common stock equal to Priority’s equity value (which the Purchase Agreement defines as of the signing date as the $947.8 million enterprise value of Priority, less the net debt of Priority, subject to certain adjustments as described in the Purchase Agreement) divided by $10.30. If Priority acquires or contracts to acquire any businesses prior to the closing of the Business Combination that increase Priority’s Earnout Adjusted EBITDA in aggregate by more than $9.0 million, Priority’s enterprise value will increase by multiplying the incremental increase in Earnout Adjusted EBITDA of such acquisition by 12.5, provided that estimated synergies related to any such acquisitions and proposed acquisitions included in the Earnout Adjusted EBITDA calculation of Priority shall be capped at 20% of the Earnout Adjusted EBITDA of the applicable acquisition with respect to the 12-month period immediately preceding the consummation of such acquisition. In order to be included in the above calculation, any agreements to acquire a business must be subject only to payment of cash and/or other consideration to the target and must close within 30 days following the closing of the Business Combination. In addition, any cash that Priority spends to acquire any technology assets, up to $5.0 million, to purchase securities from M I Acquisitions’ founders pursuant to the Founders Share Agreement described below or to extend the time we have to complete a business combination, will be included in the calculation of net debt as cash and cash equivalents (which would reduce the amount of net debt, effectively increasing the assumed equity value of Priority and increasing the number of shares that would be issued to the Interest Holders).

An additional 9.8 million shares of M I Acquisitions common stock may be issued as earn-out consideration to the Interest Holders, or at their election, to members of Priority’s management or other service providers post-business combination pursuant to the Earnout Incentive Plan—4.9 million shares for the first earn-out and 4.9 million shares for the second earn-out. For the first earn-out, the Earnout Adjusted EBITDA of M I Acquisitions must be no less than $82.5 million for the year ending December 31, 2018 and the M I Acquisitions stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out, the Earnout Adjusted EBITDA of M I Acquisitions must be no less than $91.5 million for the year ending December 31, 2019 and the M I Acquisitions stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met. Furthermore, pursuant to the Founders Share Agreement, Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to M I Acquisitions’ initial public offering, and 453,210 shares of common stock of M I Acquisitions issued to the Founders, for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Founders Share Agreement, the Founders will forfeit 174,863 founders shares at the closing of the Business Combination, which shares may be reissued to the Founders if one of the earn outs described herein (and relating to the Purchase Agreement consideration) is achieved.

On February 26, 2018, our founding stockholders (the “Founders”) and Priority entered into a purchase agreement (the “Promote Agreement”) pursuant to which Priority agreed to purchase 421,107 of the units issued to the Founders in a private placement immediately prior to M I Acquisitions’ initial public offering, and 453,210 shares of common stock of M I Acquisitions issued to the Founders for an aggregate purchase price of approximately $2.1 million. In addition, pursuant to the Promote Agreement, the Founders will forfeit 174,863 founders shares at the closing of the Acquisition, which shares may be reissued to the Founders if one of the earn outs described above is achieved.

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

The Company set a record date of June 29, 2018 and a meeting date of July 19, 2018 for stockholders to vote on the transaction with Priority.

A more detailed description of the Purchase Agreement with Priority and the related transactions can be found in our definitive proxy statement filed with the SEC on July 5, 2018.

Recent Developments

On May 15, 2018, we issued a promissory note in the aggregate principal amount of $132,752.73 to Priority. The $132,752.73 received by us upon issuance of the note was deposited into our trust account for the benefit of our public stockholders in order to extend the period of time we had to complete a business combination for an additional one-month period, from May 19, 2018 to June 19, 2018. The note does not bear interest and is payable five business days after the date M I Acquisitions completes a business combination.

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

For the three months ended June 30, 2018, we had a net loss of $162,535 During the three months ended June 30, 2018, we incurred $351,372 of general and administrative expenses and $30,000 of administrative fees charged by a related party of which $20,000 were due to the related party as of June 30, 2018. For the quarter ended June 30, 2018, these expenses were partially offset by other income totaling $218,837, which was comprised of interest income. For the three months ended June 30, 2017, we had a net loss of $75,024. During the three months ended June 30, 2017, we incurred $132,035 of general and administrative expenses and $30,000 of administrative fees paid to a related party. For the quarter ended June 30, 2017, these expenses were partially offset by other income totaling $87,011, which was comprised of interest income.

For the six months ended June 30, 2018, we had a net loss of $309,285. During the six months ended June 30, 2018, we incurred $642,600 of general and administrative expenses and $60,000 of administrative fees charged by a related party of which $20,000 were due to the related party as of June 30, 2018. For the quarter ended June 30, 2018, these expenses were partially offset by other income totaling $393,315, which was comprised of interest income. For the six months ended June 30, 2017, we had a net loss of $263,869. During the six months ended June 30, 2017, we incurred $347,501 of general and administrative expenses and $60,000 of administrative fees paid to a related party. For the quarter ended June 30, 2017, these expenses were partially offset by other income totaling $143,632, which was comprised of interest income.

Liquidity and Capital Resources

As of June 30, 2018, we had cash outside our trust account of $887.

Our liquidity needs have been satisfied to date through the Offering, the receipt of $25,000 from the sale of the insider shares and loans from insiders and a related party and an unrelated party in an aggregate amount of $716,950. During the six months ended June 30, 2018, we withdrew interest income totaling $5,260 to be utilized for payment of tax obligations.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to $1,062,000 upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the approximately $887 outside of our trust account will be insufficient to allow us to operate until September 17, 2018. We may need to raise additional capital through loans or additional investments from our shareholders, officers, directors, or third parties to allow us to operate until September 17, 2018. None of the shareholders, officers or directors are under any obligation to advance funds to, or to invest in, our company. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, we were not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds of the Offering, including amounts in the trust account, may only be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

On June 15, 2018, we extended the time to complete a business combination to September 17, 2018, pursuant to a vote of our stockholders. Our organizational documents originally provided that the extension would take place no later than June 19, 2018. No additional consideration was paid for the extension of such deadline to September 17, 2018. Shareholders redeemed a total of 377,231 public shares at a price per share of $10.507 (or approximately $3,963,539 in aggregate) in connection with the vote to extend the liquidation date to September 17, 2018. This resulted in a reduction of M I Acquisitions’ trust account by approximately $3,963,539.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Amendment to the Amended and Restated Certificate of Incorporation of M I Acquisitions, Inc., dated June 15, 2018 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 20, 2018)

10.1	Promissory Note issued to Priority dated April 12, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 13, 2018)

10.2	Promissory Note issued to Priority dated April 19, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 23, 2018)

10.3	Promissory Note issued to Priority dated May 15, 2018. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 17, 2018)

10.4	Amendment to the Investment Management Trust Agreement between M I Acquisitions, Inc., and American Stock Transfer & Trust Company, dated June 15, 2018. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on June 20, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M I ACQUISITIONS, INC.

By:	/s/ Joshua Sason
Joshua Sason
Chief Executive Officer (Principal executive officer)

By:	/s/ Marc Manuel
Marc Manuel
Chief Financial Officer (Principal financial and accounting officer)

Date: July 17, 2018