Form 10-Q
period 2018-09-30
Priority Technology Holdings, Inc.
filed 2018-11-14
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
Commission file number: 001-37872
Priority Technology Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4257046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2001 Westside Parkway Suite 155 Alpharetta, GA 30004
(Address of principal executive offices)

(800) 935-5961
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	X	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging Growth Company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  X

As of November 9, 2018, 67,038,304 shares of common stock, par value $0.001 per share, were issued and outstanding.

  Priority Technology Holdings, Inc.

Priority Technology Holdings, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2018 and December 31, 2017

(in thousands)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$17,203	$27,966
Restricted cash	18,274	16,193
Accounts receivable, net of allowance for doubtful accounts of $295 and $484, respectively	40,433	47,433
Due from related parties	269	197
Prepaid expenses and other current assets	3,209	3,550
Current portion of notes receivable	2,247	3,442
Settlement assets	2,774	7,207
Total current assets	84,409	105,988

Notes receivable, less current portion	786	3,807
Property, equipment, and software, net	17,011	11,943
Goodwill	109,366	101,532
Intangible assets, net	65,579	42,062
Deferred income taxes, net	48,469	—
Other assets	1,686	1,375
Total assets	$327,306	$266,707

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$26,614	$18,603
Accrued residual commissions	17,466	23,470
Customer deposits	1,798	4,853
Current portion of long-term debt	2,682	7,582
Settlement obligations	11,805	10,474
Current portion of common unit repurchase obligation	—	1,500
Total current liabilities	60,365	66,482

Long-term debt, net of discounts and deferred financing costs	342,293	267,939
Warrant liability	—	8,701
Common unit repurchase obligation	—	7,690
Other liabilities	7,040	6,050
Total long term liabilities	349,333	290,380

Total liabilities	409,698	356,862

Commitments and Contingencies (Note 9)

Equity (deficit)	(82,392)	(90,155)

Total liabilities and equity (deficit)	$327,306	$266,707

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.

Unaudited Condensed Consolidated Statements of Operations
For the quarter and three quarters ended September 30, 2018 and 2017

	Quarter ended September 30,		Three quarters ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
REVENUE:
Merchant card fees revenue	$94,915	$103,985	$299,661	$286,208
Outsourced services revenue	6,264	6,094	18,426	17,135
Other revenues	2,412	867	5,862	2,306
Total revenue	103,591	110,946	323,949	305,649

OPERATING EXPENSES:
Costs of merchant card fees	71,876	80,247	230,276	219,507
Other costs of services	4,475	3,997	13,518	11,285
Salary and employee benefits	9,992	8,120	28,406	24,356
Depreciation and amortization	4,899	3,602	12,679	11,254
Selling, general and administrative	3,725	3,002	13,978	7,214
Change in fair value of contingent consideration	—	—	—	(410)
Other operating expenses	5,064	2,512	10,449	8,143
Total operating expenses	100,031	101,480	309,306	281,349

Income from operations	3,560	9,466	14,643	24,300

OTHER INCOME (EXPENSES):
Interest income	153	201	530	448
Interest expense	(7,334)	(6,418)	(21,893)	(18,600)
Debt modification and extinguishment expenses	—	—	(1,323)	(1,753)
Change in fair value of warrant liability	72	(928)	(3,458)	(1,455)
Equity in loss and impairment of unconsolidated entities	(4)	(63)	(857)	(221)
Total other expenses	(7,113)	(7,208)	(27,001)	(21,581)

Net (loss) income before income taxes	(3,553)	2,258	(12,358)	2,719

Income tax benefit	(991)	—	(991)	—

Net (loss) income	$(2,562)	$2,258	(11,367)	$2,719

(Loss) income per common share:
Basic and diluted	$(0.04)	$0.03	$(0.19)	$0.04

PRO FORMA (C-corporation basis) (Note 8):
Income tax expense (benefit)	$2,350	917	$(1,618)	$1,104
Net (loss) income	$(5,903)	$1,341	$(10,740)	$1,615

(Loss) income per common share:
Basic and diluted	$(0.09)	$0.02	$(0.18)	$0.02

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.

Unaudited Condensed Consolidated Statement of Changes in Equity (Deficit)
For the three quarters ended September 30, 2018

			Total Members' Equity (Deficit)					Additional Paid-In Capital (Deficit)	Accumulated Deficit
	Common Units			Common Stock		Preferred Stock				Equity (Deficit)
	Units	Amount		Shares	Amount	Shares	Amount

December 31, 2017, as originally reported	5,551	$(90,155)	$(90,155)	—	$—	—	$—	$—	$—	$—
Conversion of units to common stock and reclassification of members' equity (deficit)	(5,551)	90,155	90,155	73,110	73	—	—	—	(90,228)	(90,155)
December 31, 2017, as recasted	—	$—	$—	73,110	73	—	—	—	(90,228)	(90,155)

Cash distributions to members in 2018 prior to July 25				—	—	—	—	(7,075)	—	(7,075)
Member redemptions in 2018 prior to July 25				(12,565)	(13)	—	—	(36,548)	(28,342)	(64,903)
Conversion of MI Acquisitions shares				6,676	7	—	—	49,382	—	49,389
Pro-rata adjustment				(724)	—	—	—	—	—	—
Effects of Founders' Share Agreement				(175)	—	—	—	(2,118)	—	(2,118)
Equity-based compensation arrangements				250	—	—	—	1,063	—	1,063
Recapitalization costs				—	—	—	—	(9,704)	—	(9,704)
Net deferred income taxes related to loss of partnership status				—	—	—	—	—	47,478	47,478
Common stock issued for business acquisitions				475	(a)	—	—	5,000	—	5,000
Net loss				—	—	—	—	—	(11,367)	(11,367)
September 30, 2018				67,047	$67	—	$—	$—	$(82,459)	$(82,392)

(a) Par value of 475,195 common shares issued rounds to less than one thousand dollars

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows
For the three quarters ended September 30, 2018 and 2017

	Three quarters ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net (loss) income	$(11,367)	$2,719
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,679	11,254
Equity-based compensation	1,063	726
Amortization of debt issuance costs	606	538
Amortization of debt discount	446	373
Equity in loss and impairment of unconsolidated entities	857	221
Provision for deferred income taxes	(991)	—
Change in fair value of warrant liability	3,458	1,455
Change in fair value of contingent consideration	—	(410)
Loss on debt extinguishment	541	1,753
Payment in kind interest	3,623	3,795
Change in operating assets and liabilities, net of business acquisitions:
Accounts receivable	7,357	(7,387)
Settlement assets	4,434	938
Prepaid expenses and other current assets	412	3,657
Notes receivable	3,661	(1,315)
Accounts payable, accrued expenses and accrued residual commissions	434	9,499
Settlement obligations	1,330	2,382
Customer deposits	(3,055)	(1,206)
Other assets and liabilities	(652)	(13)
Net cash provided by operating activities	24,836	28,979

Cash flows from investing activities:
Acquisition of businesses	(7,508)	—
Additions to property and equipment	(8,406)	(4,866)
Acquisitions of merchant portfolios	(26,431)	(2,484)
Net cash used in investing activities	(42,345)	(7,350)

Cash flows from financing activities:
Proceeds from issuance of long term debt	67,113	276,290
Repayment of long term debt	(2,011)	(90,196)
Debt issuance costs	(322)	(4,570)
Distributions to members	(7,075)	(3,399)
Redemption of membership interest	(74,093)	(203,000)
Recapitalization proceeds	49,389	—
Founders shares redemptions	(2,118)	—
Redemption of warrants	(12,701)	—
Recapitalization costs	(9,355)	—
Net cash provided by (used in) financing activities	8,827	(24,875)

Priority Technology Holdings, Inc.

Change in cash and restricted cash:
Net decrease in cash and restricted cash	(8,682)	(3,246)
Cash and restricted cash at the beginning of year	44,159	41,702
Cash and restricted cash at September 30	$35,477	$38,456

Supplemental cash flow information:
Cash paid for interest	$16,537	$13,708
Recognition of initial net deferred income tax asset	$47,478	$—

Non-cash investing and financing activities:
Notes receivable from sellers used as partial consideration for business acquisitions	$560	$—
Purchase of property and equipment through accounts payable	$119	$115
Cash consideration payable for business acquisition	$184	$—
Recapitalization costs remaining in accounts payable	$349	$—
Common stock issued as partial consideration in business acquisitions	$5,000	$—
Common unit repurchase obligation	$—	$9,190

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.    THE COMPANY AND BASIS OF PRESENTATION

Nature of Business

Headquartered near Atlanta in Alpharetta, Georgia, Priority Technology Holdings, Inc. and subsidiaries (the "Company") began operations in 2005 with a mission to build a merchant inspired payments platform that would advance the goals of its customers and partners. Today, the Company is a leading provider of merchant acquiring and commercial payment solutions, offering unique product capabilities to small and medium size businesses ("SMBs") and enterprises and distribution partners in the United States. The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.

Priority provides:

•
Consumer payments processing solutions for business-to-consumer ("B2C") transactions through independent sales organizations ("ISOs"), financial institutions, independent software vendors ("ISVs"), and other referral partners. Priority's proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions.

•
Commercial payments solutions such as automated vendor payments and professionally curated managed services to industry leading financial institutions and networks. The Company's proprietary business-to-business ("B2B") Commercial Payment Exchange (CPX) platform was developed to be a best-in-class solution for buyer/supplier payment enablement.

•
Institutional services solutions that provide audience-specific programs for institutional partners and other third parties looking to leverage the Company's professionally trained and managed call center teams for customer onboarding, assistance, and support, including marketing and direct-sales resources.

•
Integrated partners solutions for ISVs and other third-parties that allow them to leverage the Company's core payments engine via robust application program interfaces ("APIs") resources and high-utility embeddable code.

•	Consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.

To provide many of its services, the Company enters into agreements with payment processors which in turn have agreements with multiple card associations. These card associations comprise an alliance aligned with insured financial institutions (“member banks”) that work in conjunction with various local, state, territory, and federal government agencies to make the rules and guidelines regarding the use and acceptance of credit and debit cards. Card association rules require that vendors and processors be sponsored by a member bank and register with the card associations. The Company has multiple sponsorship bank agreements and is itself a registered ISO with Visa®. The Company is also a registered member service provider with MasterCard®. The Company’s sponsorship agreements allow the capture and processing of electronic data in a format to allow such data to flow through networks for clearing and fund settlement of merchant transactions.

Corporate History and Recapitalization

M I Acquisitions, Inc. ("MI" or "MI Acquisitions") was incorporated under the laws of the state of Delaware as a special purpose acquisition company ("SPAC") whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. MI Acquisitions completed an initial public offering ("IPO") in September 2016, and MI Acquisitions' common shares began trading then on Nasdaq Stock Market, LLC ("Nasdaq") under the symbol MACQ. In addition, MI Acquisitions completed a private placement to certain initial stockholders of MI. MI Acquisitions received gross proceeds of approximately $54.0 million from the IPO and private placement.

On July 25, 2018, MI Acquisitions acquired all of the outstanding member equity interests of Priority Holdings, LLC ("Priority") in exchange for the issuance of MI Acquisitions' common shares (the "Business Combination") from a private placement. As a result, Priority, which was previously a privately owned company, became a wholly-owned subsidiary of MI Acquisitions.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Simultaneously with the Business Combination, MI Acquisitions changed its name to Priority Technology Holdings, Inc. and the symbol for its common stock on Nasdaq became PRTH.

As a SPAC, MI Acquisitions had substantially no business operations prior to July 25, 2018. For financial accounting and reporting purposes under accounting principles generally accepted in the United States ("U.S. GAAP"), the acquisition was accounted for as a "reverse merger," with no recognition of goodwill or other intangible assets. Under this method of accounting, MI Acquisitions was treated as the acquired entity whereby Priority was deemed to have issued common stock for the net assets and equity of MI Acquisitions consisting mainly of cash of $49.4 million, accompanied by a simultaneous equity recapitalization (the "Recapitalization") of Priority. The net assets of MI Acquisitions are stated at historical cost, and accordingly the equity and net assets of the Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Priority. Prior to July 25, 2018, the results of operations, cash flows, and financial positions are those of Priority. The units and corresponding capital amounts and earnings per unit of Priority prior to the Recapitalization have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization.

The common shares issued in the private placement, including the common shares issued to the sellers of Priority, are restricted shares, meaning that there are certain regulatory restrictions on the holders' abilities to sell, transfer, pledge or otherwise dispose of the private placement shares. Common shares of the Company issued to certain non-affiliates in the private placement may become unrestricted common shares in the future due to the lapse of certain regulatory restrictions on the holders' ability to sell, transfer, pledge, or dispose of the unregistered shares.

The Company's Executive Chairman controls a majority of the voting power of the Company's outstanding common stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq's corporate governance standards.

For more information on the Company's equity structure, see Note 11, Equity, to these unaudited condensed consolidated financial statements.

Prior to July 25, 2018, Priority was a "pass-through" entity for income tax purposes and had no material income tax accounting reflected in its financial statements for financial reporting purposes since taxable income and deductions were "passed through" to Priority's unconsolidated owners. MI Acquisitions is a taxable "C Corp" for income tax purposes. As a result of Priority's acquisition by MI Acquisitions, the combined Company is now a taxable "C Corp" that reports all of Priority's income and deductions for income tax purposes. Accordingly, the consolidated financial statements of the Company now account for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740"). See Note 8, Income Taxes, to these unaudited condensed consolidated financial statements.

The Company operates in two reportable segments, Consumer Payments and Commercial Payments and Managed Services. For more information about the Company’s segments, refer to Note 14, Segment Information, to these unaudited condensed consolidated financial statements. The Business Combination did not impact the Company's reportable segments as MI was a SPAC with substantially no business operations.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided the Company is able to exercise significant influence over the investee’s operations.

These unaudited condensed consolidated financial statements: 1) have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and 2) should be read in connection with Priority's audited consolidated financial statements and related notes as of and for the year ended December 31, 2017 included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed July 31, 2018 (the "Form 8-K"). The accompanying unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. The accompanying unaudited condensed consolidated balance sheet and related footnote disclosures as of December 31, 2017 were derived from Priority's audited consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2017 included in the Form 8-K. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due to seasonal fluctuations in the Company’s revenue as a result of consumer spending patterns. All intercompany balances and transactions have been eliminated.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

The Company is an “emerging growth company" (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenues for any fiscal year exceed $1.07 billion, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act. Additionally, the Company as an EGC may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other amounts that are not included in the unaudited condensed consolidated statement of operations as the amounts have not been realized. For the quarters and three quarters ended September 30, 2018 and 2017, there were no differences between the Company’s net income (loss) and comprehensive income (loss). Therefore, no separate Statement of Other Comprehensive Income (Loss) is included in the financial statements for the reporting periods.

Accounting Policies

Since MI Acquisitions had substantially no business operations as a SPAC, its limited accounting policies were not in conflict with those of Priority. Accordingly, the combined Company uses the accounting policies of Priority as described in Note 1 to Priority's audited consolidated financial statements as of and for the year ended December 31, 2017 included in the Form 8-K. There have been no material changes to these accounting policies, except as noted below for the: 1) new accounting pronouncement adopted in the first three quarters of 2018; 2) adoption of an accounting policy for income taxes for the Company during the third quarter of 2018; 3) updated accounting policy for earnings per share; and 4) updated fair value accounting policy for contingent consideration associated with business combinations. Accounting policies, as previously disclosed in Note 1 to Priority's audited consolidated financial statements as of and for the year ended December 31, 2017 contained in the Form 8-K, are presented below for revenue recognition and cost of services.

Revenue Recognition

The Company recognizes revenue when (1) it is realized or realizable and earned, (2) there is persuasive evidence of an arrangement, (3) delivery and performance has occurred, (4) there is a fixed or determinable sales price and (5) collection is reasonably assured.

The Company generates revenue primarily for fees charged to merchants for the processing of card-based transactions. The Company’s reporting segments are organized by services the Company provides and distinct business units. Set forth below is a description of the Company’s revenue by segment. See Note 14, Segment Information, to Priority's audited consolidated financial statements as of and for the year ended December 31, 2017 for further discussion of the Company’s reportable segments.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Consumer Payments

The Company’s Consumer Payments segment represents merchant card fee revenues, which are based on the electronic transaction processing of credit, debit and electronic benefit transaction card processing authorized and captured through third-party networks, check conversion and guarantee, and electronic gift certificate processing. Merchants are charged rates which are based on various factors, including the type of bank card, card brand, merchant charge volume, the merchants industry and the merchant’s risk profile. Typically, revenues generated from these transactions are based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. The Company’s contracts in most instances involve three parties: the Company, the merchant and the sponsoring bank. The Company’s sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, retain their fees and pay to the Company a net residual payment representing the Company’s fee for the services provided. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, and monthly minimum fees, fees for handling chargebacks, gateway fees and fees for other miscellaneous services.

The determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. The Company recognizes merchant card fee revenues net of interchange fees, which are assessed to the Company’s merchant customers on all transactions processed by third parties. Interchange fees and rates are not controlled by the Company, which effectively acts as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as the Company contracts directly with the merchant, assumes the risk of loss and has pricing flexibility.

Commercial Payments and Managed Services

The Company’s Commercial Payments and Managed Services segment represents outsourced services revenue, which is primarily derived from providing an outsourced sales force to certain enterprise customers. These services may be provided in areas related to supplier / management campaigns, merchant development programs, and receivable finance management. Commercial Payments and Managed Services are provided on a cost-plus fee arrangement. Revenue is recognized to the extent of billable rates times hours worked and other reimbursable costs incurred.

Other revenue

Other revenue is comprised of fees for services not specifically described above, which are generally transaction-based fees that are recognized at the time the transactions are processed, and revenue generated from the sale of point of sale devices (“terminals”) when the following four criteria are met: evidence of an agreement exists, delivery has occurred, the selling price is fixed and determinable, and collection of the selling price is reasonably assured.

Costs of Services

Costs of Merchant Card Fees

Cost of merchant card fees primarily consist of residual payments to agents and ISOs and other third-party costs directly attributable to payment processing. The residual payments represent commissions paid to agents and ISOs based upon a percentage of the net revenues generated from merchant transactions.

Other Costs of Services

Other costs of services include salaries directly related to outsourced services revenue, merchant supplies, and other service expenses.

Earnings Per Share

The Company follows the two class method when computing net income (loss) per common share due to the existence of contingent share arrangements that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common shares and participating securities according to dividends declared or accumulated and

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

participation rights in undistributed earnings. The two class method requires income available to common shareholders for the period to be allocated between common shares and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The warrants are participating securities because they have a contractual right to participate in nonforfeitable dividends on a one-for-one basis with the Company's common shares.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings.

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

Fair Value of Contingent Consideration in Business Acquisitions

The fair values of the Company’s contingent consideration in business acquisitions are primarily based on Level 3 inputs and are generally estimated based on discounted cash flow analysis from the Company’s most recent cash flow projections and growth rates.

New Accounting Standards (Adopted and Pending Adoption)

Prior to July 25, 2018, Priority was defined as a non-public entity for purposes of applying transition guidance related to new or revised accounting standards under U.S. GAAP, and as such was typically required to adopt new or revised accounting standards subsequent to the required adoption dates that applied to public companies. MI Acquisitions is classified as an EGC. Subsequent to the July 25, 2018 Business Combination, the Company retains EGC status until no later than December 31, 2021. The Company will maintain the election available to an EGC to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standards. Therefore, as long as the Company retains EGC status, before December 31, 2021 the Company can continue to elect to adopt any new or revised accounting standards on the adoption date (including early adoption) required for a private company.

Accounting Standards Adopted in the First Three Quarters of 2018

Modifications to Share-Based Compensation Awards (ASU 2017-09)

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-09, Compensation-Stock Compensation Topic 718 - Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. The Company has not modified any share-based payment awards since the adoption of ASU 2017-09. Should the Company modify share-based payment awards in the future, it will apply the provisions of ASU 2017-09.

Balance Sheet Classification of Deferred Income Taxes (ASU 2015-17)

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Business Combination and Recapitalization, the Company prospectively adopted the provisions of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), during the third quarter of 2018. ASU 2015-17 simplifies the balance sheet presentation of deferred income taxes by reporting the net amount of deferred tax assets and liabilities for each tax-paying jurisdiction as non-current on the balance sheet. Prior guidance required the deferred taxes for each tax-paying jurisdiction to be presented as a net current asset or liability and net non-current asset or liability. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2018. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 had no impact on the Company's results of operations or cash flows.

Recently Issued Standards Not Yet Adopted

Accounting for Share-Based Payments to Employees (ASU 2016-09)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. This new ASU has the following effects:

Consolidated Statement of Operations - ASU 2016-09 imposes a new requirement to record all of the excess income tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to settlement date) related to share-based payments at settlement through the statement of operations instead of the former requirement to record income tax benefits in excess of compensation cost ("windfalls") in equity, and income tax deficiencies ("shortfalls") in equity to the extent of previous windfalls, and then to operations. This change is required to be applied prospectively upon adoption of ASU 2016-09 to all excess income tax benefits and deficiencies resulting from settlements of share-based payments after the date of adoption.

Consolidated Statement of Cash Flows - ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments, such as excess income tax benefits, are to be reported as operating activities on the statement of cash flows, a change from the prior requirement to present windfall income tax benefits as an inflow from financing activities and an offsetting outflow from operating activities.

Additionally, ASU 2016-09 clarifies that:

•
all cash payments made to taxing authorities on the employees' behalf for withheld shares at settlement are presented as financing activities on the statement of cash flows. This change must be applied retrospectively.

•
entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for sharebased payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.

As an EGC, this ASU is effective for the Company for annual reporting periods beginning 2018 and interim periods beginning first quarter 2019. The adoption of the ASU is not expected to have a material effect on the Company's financial position, results of operations, or cash flows. Its impact on periods after adoption will depend on future grants of share-based compensation that the Company may make under its 2018 Equity Incentive Plan. See Note 12, Equity-Based Compensation.

Share-Based Payments to Non-Employees (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, Share-based Payments to Non-Employees, to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. As an EGC, the ASU is effective for annual reporting periods beginning in 2020 and interim periods within annual periods beginning first quarter 2021. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Implementation Costs Incurred in Cloud Computing Arrangements (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As an EGC, this ASU is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Definition of a Business (ASU 2017-01)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance will assist entities in determining if acquired assets constitute the acquisition of a business or the acquisition of assets for accounting and reporting purposes. In practice prior to ASU 2017-01, if revenues were generated immediately before and after a transaction, the acquisition was typically considered a business. Under ASU 2017-01, requiring entities to further assess the substance of the processes they acquire will likely reduce the number of transactions accounted for as business acquisitions. As an EGC, this ASU is effective for the Company for annual reporting periods beginning after December 15, 2018 and interim periods within years beginning after December 15, 2019. The impact that ASU 2017-01 may have on the Company's financial position, results of operations or cash flows will depend on the nature of any acquisition commencing after the Company's adoption of the ASU.

Disclosures for Fair Value Measurements (ASU 2018-13)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. For all entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of this ASU will not have an effect on the Company's financial position, results of operations or cash flows.

Statement of Cash Flows (ASU 2016-15)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This ASU represents a consensus of the FASB’s Emerging Issues Task Force on eight separate issues that each impact classifications on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination. Under ASU 2016-15, cash payments made soon after an acquisition’s consummation date (i.e., approximately three months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. As an EGC, this ASU is effective for the Company for years beginning after December 15, 2018 and interim periods within years beginning after December 15, 2019. The Company is evaluating the effect this ASU will have on its consolidated statement of cash flows.

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the ASU will be applied prospectively. As an EGC, this ASU will be effective for annual and interim impairment tests performed in periods beginning after December 15, 2021 (i.e., for any impairment test performed in 2022). The impact that ASU 2017-04 may have on the Company’s financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified and amended in ASC 606, Revenue from Contracts with Customers. This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance, and additional updates are possible. The new standard could change the amount and timing of revenue and costs for certain significant revenue streams, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements and possibly require changes to the Company’s software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. As an EGC, the standard is effective for the Company's 2019 annual reporting period and for interim periods after 2019. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard may have on its consolidated financial statements and disclosures.

Leases (ASU 2016-02)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company's annual reporting period beginning in 2020 and interim reporting periods beginning first quarter of 2021. The new standard requires a modified retrospective basis. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current “incurred loss” model with an “expected loss” model. Under the “incurred loss” model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been “incurred”). Under the “expected loss” model, an entity will recognize a loss (or allowance) upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The “incurred loss” model considers past events and current conditions, while the “expected loss” model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable. As an EGC, the ASU is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Concentrations

The Company’s revenue is substantially derived from processing Visa® and MasterCard® bank card transactions. Because the Company is not a member bank, in order to process these bank card transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card associations.

Substantially all of the Company’s revenues and receivables are attributable to merchant customer transactions, which are processed primarily by third-party payment processors.

A majority of the Company’s cash and restricted cash is held in certain financial institutions, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

Reclassification

Certain prior year amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation, with no net effect on the Company's equity or net income (loss) for any period. For additional information about the Company's Recapitalization in July 2018, see Note 11, Equity, to these unaudited condensed consolidated financial statements. For information about the Company's conversion from a "pass-through" LLC to a taxable "C Corporation" for income tax purposes, see Note 8, Income Taxes, to these unaudited condensed consolidated financial statements.

2.    ACQUISITIONS OF BUSINESSES BY PRIORITY

The Company did not consummate any business acquisitions during 2017 or the first quarter of 2018.

Based on their purchase prices and pre-acquisition operating results and assets, none of the businesses acquired by the Company in the second and third quarters of 2018, as described below, met the materiality requirements for pro forma disclosures.

Business Acquisition in the Second Quarter of 2018

PayRight

In April 2018, Priority PayRight Health Solutions, LLC (“PPRHS”), a subsidiary of the Company, purchased the majority of the operating assets and certain operating liabilities of PayRight Health Solutions (“PayRight”). This purchase allowed PPRHS to gain control over the PayRight business and therefore the Company’s consolidated financial statements include the financial position, results of operations, and cash flows of PayRight from the date of acquisition. PayRight utilizes technology assets to deliver customized payment solutions to the healthcare industry. The results of the acquired business and goodwill of $0.3 million from the transaction are being reported by the Company as part of the Commercial Payments and Managed Services reportable segment. Additionally, the acquisition resulted in the recognition of intangible and net tangible assets with a fair value of $0.6 million. The Company transferred total consideration with a fair value of $0.9 million consisting of: $0.5 million in cash and forgiveness of amounts owed to the Company by PayRight; $0.3 million fair value of the Company’s previous equity method investment described in the following paragraph; and non-controlling equity interests in the form of profit and distribution rights that were deemed to have minimal fair value as equity instruments at time of acquisition due to the nature of the profit-sharing and liquidations provisions contained in the LLC agreement for PPRHS. However, due to other contractual rights, the profit and distributions rights were assigned a value of $0.1 million, which was recorded as a liability. The measurement period, as defined by ASC 805, Business Combination ("ASC 805"), is still open for the PayRight purchase since the Company is awaiting information to determine the acquisition-date fair value of certain acquired assets and assumed liabilities.

Previously, in October 2015, the Company purchased a non-controlling interest in the equity of PayRight, and prior to April 2018 the Company accounted for this investment using the equity method of accounting. Immediately prior to PPRHS’s April 2018 purchase of substantially all of PayRight’s business assets, the Company’s existing non-controlling investment in PayRight had a carrying value of approximately $1.1 million with an estimated fair value on the acquisition date of approximately $0.3 million.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded an impairment loss of $0.8 million during the second quarter of 2018 for the difference between the carrying value and the fair value of the non-controlling equity method investment in PayRight. The loss is reported as equity in loss and impairment of unconsolidated entities in the Company’s unaudited condensed consolidated statement of operations for the three quarters ended September 30, 2018.

Business Acquisitions in the Third Quarter of 2018

The Company consumated three business acquisitions in the third quarter of 2018 that were accounted for under the provisions of ASC 805, Business Combinations. The measurement periods, as defined by ASC 805, are still open for all of these business acquisitions since the Company is awaiting information to determine the acquisition-date fair values of certain acquired assets and assumed liabilities.

RadPad and Landlord Station

In July 2018, the Company acquired substantially all of the net operating assets of RadPad Holdings, Inc. ("RadPad") and Landlord Station, LLC ("Landlord Station"). These related asset purchases were deemed to be a business under ASC 805, and the Company formed a new entity, Priority Real Estate Technology, LLC ("PRET"), to acquire and operate these businesses. Due to the related nature of the two sets of business assets, same acquisition dates, and how the Company intends to operate them under the "RadPad" name and operating platform within PRET, the Company deemed them to be one business for accounting and reporting purposes. PRET is reported within the Company's Commercial Payments and Managed Services reportable segment.

RadPad is a marketplace for the rental real estate market. Landlord Station offers a complementary toolset that focuses on facilitation of tenant screening and other services to the fast-growing independent landlord market. The Company's existing proprietary payments platform, combined with consumer and commercial payments expertise, allow RadPad and Landlord Station, operating primarily on the merged RadPad platform, to monetize core business and other ancillary revenue stream.

Total consideration paid for RadPad and Landlord Station was $4.3 million consisting of $3.9 million plus forgiveness of pre-existing debt owed by the sellers to the Company of $0.4 million. Additionally, the Company paid and expensed $0.1 million for transaction costs. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.1 million were acquired along with goodwill with an initial value of $2.2 million. Non-controlling equity interests in PRET were issued to certain sellers in the form of residual profit interests and distribution rights, however the fair value of these non-controlling interests were deemed to be immaterial at time of acquisition due to the nature of the profit-sharing and liquidations provisions contained in the LLC agreement for PRET.

Priority Payment Systems Northeast

In July 2018, the Company acquired substantially all of the net operating assets of Priority Payment Systems Northeast, Inc. ("PPS Northeast"). This purchase of these net assets was deemed to be a business under ASC 805. Prior to this acquisition, PPS Northeast was an independent brand-licensed office of the Company where it developed expertise in software-integrated payment services designed to manage turnkey installations of point-of-sale and supporting systems, as well as marketing programs that place emphasis on online ordering systems and digital marketing campaigns. PPS Northeast is reported within the Company's Consumer Payments reportable segment.

Initial consideration of $3.5 million consisted of $500,000 plus 285,117 common shares of the Company with a fair value of approximately of $3.0 million. In addition, contingent consideration in an amount up to $0.5 million was deemed to have a fair value of $0.4 million at acquisition date. If earned, the seller can receive this contingent consideration in either cash or additional shares of the Company's common stock, as mutually agreed by the Company and seller. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.0 million were acquired along with goodwill with an initial value of $1.9 million, including the $0.4 million estimated fair value of the contingent consideration due to the seller. Any gain or loss associated with the termination of a pre-existing relationship was not deemed material. At September 30, 2018, the fair value of the contingent consideration still approximated the original $0.4 million fair value assigned on date of acquisition.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Priority Payment Systems Tech Partners

In August 2018, the Company acquired substantially all of the net operating assets of M.Y. Capital, Inc. and Payments In Kind, Inc., collectively doing business as Priority Payment Systems Tech Partners ("PPS Tech"). These related asset purchases were deemed to be a business under ASC 805. Due to the related nature of the two sets of business assets and how the Company intends to operate them, the Company deemed them to be one business for accounting and reporting purposes. Prior to this acquisition, PPS Tech was an independent brand-licensed office of the Company where it developed a track record and extensive network in the integrated payments and B2B marketplaces. PPS Tech is reported within the Company's Consumer Payments reportable segment.

Initial consideration of $5.0 million consisted of $3.0 million plus 190,078 common shares of the Company with a fair value of approximately $2.0 million. In addition, contingent consideration in an amount up to $1.0 million was deemed to have a fair value of $0.6 million at acquisition date. If earned, the seller will receive half of any contingent consideration in cash and the other half in a number of common shares of the Company equal to the portion of the earned contingent consideration payable in common shares of the Company. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.2 million were acquired along with goodwill with an initial value of $3.4 million, including the $0.6 million estimated fair value of the contingent consideration due to the seller. Any gain or loss associated with the termination of a pre-existing relationship was not deemed material. At September 30, 2018, the fair value of the contingent consideration still approximated the original $0.6 million fair value assigned on date of acquisition.

3.    SETTLEMENT ASSETS AND OBLIGATIONS

The principal components of the Company’s settlement assets and obligations at September 30, 2018 and December 31, 2017 were as follows:

(in thousands)
Settlement Assets:	September 30, 2018	December 31, 2017
Due from card processors	$2,774	$7,207
Settlement Obligations:
Due to ACH payees	11,805	10,474
Total settlement obligations, net	$(9,031)	$(3,267)

Amounts due to ACH payees are offset by restricted cash.

4.    GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company’s goodwill is allocated to reporting units as follows:

(in thousands)	September 30, 2018	December 31, 2017
Consumer Payments	$106,832	$101,532
Commercial Payments and Managed Services	2,534	—
	$109,366	$101,532

The Company’s intangible assets primarily include merchant portfolios and other intangible assets such as non-compete agreements, trade names, acquired technology (developed internally by acquired companies prior to acquisition by the Company) and customer relationships.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the changes in the carrying amount of goodwill for the three quarters ended September 30, 2018:

(in thousands)	Total
Balance at December 31, 2017	$101,532
Goodwill acquired from business combinations:
PayRight	298
RadPad/Landlord Station	2,236
PPS Northeast	1,920
PPS Tech	3,380
Balance at September 30, 2018	$109,366

As of September 30, 2018 and December 31, 2017 intangible assets consisted of the following:

(in thousands)	September 30, 2018	December 31, 2017
Other intangible assets:
Merchant portfolios	$77,998	$46,716
Non-compete agreements	3,390	3,390
Tradename	2,870	2,580
Acquired technology	14,390	13,200
Customer relationships	51,090	51,090
	149,738	116,976
Less accumulated amortization:
Merchant portfolios	(44,888)	(41,915)
Non-compete agreements	(3,390)	(3,243)
Trade names	(953)	(776)
Acquired technology	(9,642)	(7,928)
Customer relationships	(25,286)	(21,052)
	(84,159)	(74,914)
	$65,579	$42,062

Amortization expense for finite-lived intangible assets was $3.8 million and $9.3 million for the quarter and three quarters ended September 30, 2018, respectively, and $2.5 million and $8.0 million for the comparable periods in 2017, respectively. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, and other relevant events or circumstances.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company will perform its annual goodwill impairment test as of November 30, 2018 using market data and discounted cash flow analysis. The Company concluded there were no indicators of impairment as of September 30, 2018 or December 31, 2017. As such, there was no accumulated impairment loss as of September 30, 2018 and December 31, 2017.

5.    PROPERTY, EQUIPMENT AND SOFTWARE

The Company’s property, equipment, and software balance primarily consists of furniture, fixtures, and equipment used in the normal course of business, computer software developed for internal use, and leasehold improvements. Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist the reporting of merchant processing transactions and other related information.

A summary of property, equipment, and software as of September 30, 2018 and December 31, 2017 follows:

(in thousands)	September 30, 2018	December 31, 2017	Useful Life
Furniture and fixtures	$2,092	$1,871	2-7 years
Equipment	8,107	6,256	3-7 years
Computer software	25,922	20,443	3-5 years
Leasehold improvements	5,880	4,965	5-10 years
	42,001	33,535
Less accumulated depreciation	(24,990)	(21,592)
Property, equipment, and software, net	$17,011	$11,943

Depreciation expense totaled $1.1 million and $1.1 million for the quarters ended September 30, 2018 and 2017, respectively. Depreciation expense totaled $3.4 million and $3.2 million for the three quarters ended September 30, 2018 and 2017, respectively.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred, which are classified within accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Accounts payable and accrued expenses as of September 30, 2018 and December 31, 2017 consists of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accounts payable	$9,693	$8,751
Accrued compensation	14,961	6,136
Other accrued expenses	1,960	3,716
	$26,614	$18,603

7.    LONG-TERM DEBT AND WARRANT LIABILITY

Long-term debt as of September 30, 2018 and December 31, 2017 consists of the following:

(in thousands)	September 30, 2018	December 31, 2017
Term Loan - Senior, matures January 3, 2023 and bears interest at LIBOR plus 5.0% for September 30, 2018 and 6.0% for December 31, 2017 (actual rate of 7.1% at September 30, 2018 and 7.4% at December 31, 2017)	$263,488	$198,000
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus payment-in-kind interest (actual rate of 10.5% at September 30, 2018 and 11.3% at December 31, 2017)	88,742	85,118
Total Debt	352,230	283,118
Less: current portion of long-term debt	(2,682)	(7,582)
Less: unamortized debt discounts	(3,154)	(3,212)
Less: deferred financing costs	(4,101)	(4,385)
Total long-term debt	$342,293	$267,939

Debt Restructuring

On January 3, 2017, the Company restructured its long-term debt by entering into a Credit and Guaranty Agreement with a syndicate of lenders (the “Credit Agreement”). As a result, the syndicate of lenders became senior lenders and Goldman Sachs became a subordinated lender to the Company. The Credit Agreement had a maximum borrowing amount of $225.0 million, consisting of a $200.0 million Term Loan and a $25.0 million revolving credit facility. In addition, on January 3, 2017, the Company entered into a Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Group, L.P. (“GS”) (the “GS Credit Agreement”) for an $80.0 million term loan, the proceeds of which were used to refinance the amounts previously outstanding with GS. The term loans under the Credit Agreement and GS Credit Agreement were issued at a discount of $3.7 million, which is being amortized to interest expense over the lives of the term loans using the effective interest method. The Company determined that the 2017 debt restructuring should be accounted for as a debt extinguishment. The Company recorded an extinguishment loss of approximately $1.8 million, which consisted primarily of lender fees incurred in connection with the refinancing and the write-off of unamortized deferred financing fees and original issue discount associated with the previous debt.

On January 11, 2018, the Company modified its long-term debt by amending the GS Credit Agreement and the Credit Agreement (collectively, the “2018 Amendment”). The 2018 Amendment increased the Credit Agreement term loans by $67.5 million and lowered the applicable margin under the Credit Agreement. The $67.5 million in additional borrowings under the Credit Agreement was issued at a discount of $0.4 million, which is being amortized to interest expense over the lives of the term loans using the effective interest method. Borrowings under the Credit Agreement were subject to an applicable margin, or percentage per annum, equal to: (i) with respect to Initial Term Loans, (a) for LIBOR Rate Loans, 6.00% per annum and (b) for Base Rate Loans, 5.00% per annum; and (ii) with respect to Revolving Loans (a) for LIBOR Rate Loans and Letter of Credit fees, 6.00%, (b) for Base Rate Loans, 5.00% and (c) for unused commitment fees, 0.50%. As a result of the 2018 Amendment, borrowings under the Credit Agreement are subject to an applicable margin, or percentage per annum, equal to: (i) with respect to Initial Term Loans, (a) for

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

LIBOR Rate Loans, 5.00% per annum and (b) for Base Rate Loans, 4.00% per annum; and (ii) with respect to Revolving Loans (a) for LIBOR Rate Loans and Letter of Credit fees, 5.00%, (b) for Base Rate Loans, 4.00% and (c) for unused commitment fees, 0.50%.

The Company determined that the 2018 Amendment should be accounted for as a debt modification. Therefore, all previously deferred fees and costs continue to be amortized to interest expense using the effective interest method over the respective terms of the amended loans. During the first quarter of 2018, the Company incurred $0.8 million in issuance costs related to the 2018 Amendment, which were expensed as incurred and recorded as a component of Debt Modification and Extinguishment Expenses in the accompanying unaudited condensed consolidated statement of operations for the three quarters ended September 30, 2018. In connection with the new lenders to the Credit Agreement as a result of the 2018 Amendment, the Company capitalized incremental deferred financing costs of $0.3 million and fees paid to lenders of $0.4 million during the first quarter of 2018. The Company is amortizing these amounts to interest and other expense using the effective interest method over the terms of the Credit Agreement.

As a result of the 2018 Amendment, the Credit Agreement has a maximum borrowing amount of $292.5 million, consisting of a $267.5 million Term Loan and a $25.0 million revolving credit facility. The Credit Agreement matures on January 3, 2023, with the exception of the revolving credit facility which expires on January 2, 2022. Any amounts outstanding under the revolving credit facility must be paid in full before the maturity date of January 2, 2022. There were no amounts outstanding under the revolving credit facility as of September 30, 2018 or December 31, 2017. The Company recorded $0.1 million of interest expense for the three quarters ended September 30, 2018 as a penalty for not drawing on the revolving credit facility.

The Credit Agreement, as amended, contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. Substantially all of the Company’s assets are pledged as collateral under the Credit Agreement and GS Credit Agreement. The financial covenant consists of an amended Total Net Leverage Ratio, as defined in the Amended SunTrust Term Loan Agreement and GS Credit Agreement. As of September 30, 2018 and December 31, 2017, the Company was in compliance with the financial covenant.

The terms of the GS Credit Agreement were amended to allow for the increase in borrowings under the Credit Agreement but otherwise the terms of the GS Credit Agreement were not substantively changed by the 2018 Amendment. The borrowing amount under the GS Credit Agreement is $80.0 million and was not changed in the 2018 Amendment. The GS Credit Agreement matures on July 3, 2023.

Under the credit agreement the Company is required to make quarterly principal payments of $0.7 million. As of December 31, 2017, the Company was obligated to make certain additional mandatory prepayments based on Excess Cash Flow, as defined in the Credit Agreement. As of December 31, 2017, the mandatory prepayment based on Excess Cash Flow was $5.6 million, which was included in current portion of long-term debt. On April 30, 2018, the Company entered into a Limited Waiver and Consent and is no longer obligated to make the 2017 mandatory prepayment based on Excess Cash Flow, as defined in the Credit Agreement. As of September 30, 2018, the amount of the excess cash flow payment previously classified as current portion of long-term debt has been classified as long-term debt as the amount is no longer callable by the creditor as of the date of the issuance of the quarterly financial statements.

Principal contractual maturities on long-term debt at September 30, 2018 are as follows:

(in thousands)
Year ending September 30,	Maturities
2019	$2,682
2020	2,682
2021	2,682
2022	2,682
2023	341,502
$352,230

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For the quarter and three quarters ended September 30, 2018, the payment-in-kind (PIK) interest added $1.2 million and $3.6 million, respectively, to the principal amount of the subordinated debt, which totaled $88.7 million as of September 30, 2018.

For the quarters ended September 30, 2018 and 2017, the Company recorded interest expense, including amortization of deferred financing costs and debt discounts, of $7.3 million and $6.4 million, respectively. For the three quarters ended September 30, 2018 and 2017, these amounts were $21.9 million and $18.6 million, respectively.

Goldman Sachs Warrants

In connection with the prior GS Credit Agreement, Priority issued a warrant to GS to purchase 1.0% of Priority's outstanding Class A Common units. As part of the 2017 debt restructuring, the 1.0% warrant with GS was extinguished and Priority issued a new warrant to GS to purchase 1.8% of Priority's outstanding Class A Common units.

On January 11, 2018, the 1.8% warrant was amended to provide GS with a warrant to purchase 2.2% of Priority's outstanding Class A Common units. The change in the warrant percentage was the result of anti-dilution provisions in the warrant agreement, which were triggered by the Class A Priority Common unit redemption that occurred during the first quarter of 2018. The warrant had a term of 7 years, an exercise price of $0 and could be exercised at any time prior to expiration date. Since the obligation was based solely on the fact that the 2.2% interest in equity of Priority was fixed and known at inception as well as the fact that GS could exercise the warrant with a settlement in cash any time prior to the expiration date of December 31, 2023, the warrant was recorded as a liability in the historical financial statements of Priority.

As of December 31, 2017, the warrant had a fair value of $8.7 million and is presented as a warrant liability in the accompanying unaudited condensed consolidated balance sheet. On July 25, 2018, Priority and GS agreed to redeem the warrant in exchange for $12.7 million in cash.

Deferred Financing Costs

Capitalized deferred financing costs related to the Company’s credit facilities totaled $4.1 million and $4.4 million at September 30, 2018 and December 31, 2017, respectively. Deferred financing costs are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Interest expense related to amortization of deferred finance costs was $0.2 million and $0.2 million for the quarters ended September 30, 2018 and 2017, respectively, and $0.6 million and $0.5 million for the three quarters ended September 30, 2018 and 2017, respectively. Deferred financing costs are included in long-term debt in the Company's unaudited condensed consolidated balance sheets.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

8.    INCOME TAXES

In connection with the Business Combination and Recapitalization that occurred on July 25, 2018, the tax partnership status of Priority was terminated. For federal income tax purposes, Priority became a disregarded subsidiary of MI Acquisitions, which simultaneously changed its name to Priority Technology Holdings, Inc. (the "Company"), whereby its operations became subject to federal and state income taxes. For all periods subsequent to July 25, 2018, income tax expense or benefit reflects the taxable status of the Company as a taxable "C-corporation." The initial deferred tax assets and deferred tax liabilities recognized by the Company on July 25, 2018 were the result of the difference between initial tax basis, generally substituted tax basis, and the respective carrying amounts of the assets and liabilities for financial reporting purposes. The net deferred tax assets as of July 25, 2018 was approximately $47.5 million, which has been recorded as an adjustment to Additional Paid-In Capital in the Company's consolidated financial statements. The Company's unaudited condensed consolidated statements of operations also present pro-forma income tax expense or benefit for periods prior to July 25, 2018.

The Company's effective income tax rate was 27.89% and 8.02% for the quarter and three quarters ended September 30, 2018, respectively. These rates differ from the statutory federal rate of 21% in 2018 primarily due to certain nondeductible permanent items and the partnership status of Priority from January 1, 2018 to July 25, 2018.

The components of the deferred tax assets and liabilities at September 30, 2018 were as follows:

(in thousands)	September 30, 2018
Deferred Tax Assets:
Accruals and reserves	$1,114
Goodwill	47,203
Intangible assets	6,575
Net operating loss carryforwards	51
Business transaction costs	860
Other	1,019
Gross deferred tax assets	56,822
Valuation allowance	(911)
Total deferred tax assets	55,911

Deferred Tax Liabilities:
Prepaid assets	(687)
Investment in partnership	(3,517)
Property, plant, and equipment	(3,238)
Total deferred tax liabilities	(7,442)

Net deferred tax assets	$48,469

In accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company will provide a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of September 30, 2018, the Company has recorded a valuation allowance of approximately $0.9 million against certain deferred income tax assets related to business transaction costs, and MI Acquisitions' net operating loss carryforwards.

Tax periods for 2015 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2014 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

Certain transactions involving the MI Acquisitions' beneficial ownership occurred concurrent with the Business Combination and Recapitalization on July 25, 2018, likely causing a stock ownership change for purposes of Section 382 of the Internal Revenue

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Code. The Company is still preparing a detailed analysis for MI Acquisitions to determine if the potential ownership change will have any effect on the available federal and state net operating losses.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The Tax Act includes a number of changes to existing U.S. tax laws that may impact the Company. The most notable provisions of the Tax Act that may impact the Company include a reduction of the U.S. corporate income tax rate from 35% to 21% and the potential limitations on interest deductibility, both effective January 1, 2018, as well as immediate expensing for certain assets placed into service after September 27, 2017. The Company does not anticipate material impacts of the provisions of the Tax Act as of September 30, 2018, other than the impact of the reduction of the U.S. corporate rate from 35% to 21%.

The SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") on December 22, 2017, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, the Company elects to follow the guidance in SAB 118. As of September 30, 2018, the Company has not completed the accounting for the income tax effects of all elements of the Tax Act. Where reasonable estimates of the effects of the Tax Act are not yet complete, the Company recorded provisional adjustments. If the Company is not yet able to make reasonable estimates of the impact of certain elements of the Tax Act, the Company has not made any adjustments related to those elements and has continued accounting for them in accordance with ASC 740 based on the tax laws in effect before the Tax Act.

9.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with inside and outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows, except as discussed below for a settlement reached in October 2018. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on a claim and that the amount of probable loss that it will incur on that claim is reasonably estimable, it will record an accrued expense for the claim in question. If and when the Company records such an accrual, it could be material and could adversely impact its financial condition, results of operations, and cash flows.

During October 2018, the Company settled a legal matter for $1.6 million, which was recorded as other operating expenses in the accompanying unaudited condensed consolidated statement of operations for the quarter and three quarters ended September 30, 2018.

10.    RELATED PARTY TRANSACTIONS

Priority Holdings, LLC has a management services agreement and an annual bonus payout with PSD Partners LP, which is owned by a member of Priority Investment Holdings, LLC, which, until July 25, 2018, was a member owner of Priority Holdings, LLC. For the three quarters ended September 30, 2018 and 2017, the Company incurred a total of $0.9 million and $0.6 million, respectively, for costs related to management service fees, annual bonus payout, and occupancy fees, which are recorded in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. For the quarters ended September 30, 2018 and 2017, these expenses were $0.3 million and $0.2 million, respectively.

11.    EQUITY

As disclosed in Note 1, The Company and Basis of Presentation, on July 25, 2018 the Company accounted for a "reverse merger" between Priority and MI Acquisitions and the resulting Recapitalization.
Common and Preferred Stock

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

For comparative periods prior to July 25, 2018, equity is presented based on the historical equity of the accounting acquirer (Priority) prior to the Recapitalization, retroactively restated to reflect the number of shares received as a result of the Recapitalization. MI Acquisitions' equity-related activities are consolidated with Priority beginning on July 25, 2018.
The equity structure of the Company is as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands)	Authorized	Issued	Authorized	Issued
Common Shares, par value $0.001	1,000,000	67,047	1,000,000	73,110
Preferred Shares	100,000	—	—	—

In connection with the July 25, 2018 Business Combination and Recapitalization, the following occurred:

•
In exchange for the 4.6 million common units of Priority, 60.1 million common shares were issued in a private placement that resulted in Priority receiving approximately $49.4 million. The 60.1 million shares excludes 0.5 million shares issued as partial consideration in two business acquisitions (see Note 2, Acquisitions of Businesses) and includes 3.0 million shares issued in connection with a Priority equity incentive plan (see Note 12, Equity-Based Compensation).

•	In exchange for the publicly-traded shares of MI Acquisitions that originated from MI Acquisition's 2016 IPO, approximately 4.9 million shares of common stock was issued through share conversion.

•
$2.1 million was paid to the MI Acquisition's founding shareholders (the “MI Founders”) for 421,107 MI Acquisitions' private placement units and 453,210 MI Acquisitions' common shares held by MI Founders. Each unit consisted of one share and one warrant.

•	MI Founders forfeited 174,863 of the founders' common shares.

At September 30, 2018, the Company had 67,047,044 shares of common stock outstanding, of which: 1) 60,071,200 shares were issued in the Recapitalization through the private placement; 2) 874,317 shares issued to the sellers of Priority that were purchased from the MI Founders; 3) 4,926,878 shares were issued to holders of common stock of MI Acquisitions originating from MI Acquisitions' 2016 initial public offering; 4) 699,454 shares were issued to the MI Founders; and 5) 475,195 shares were issued as partial consideration for two business acquisitions. Certain holders of common shares from the private placement may be subject to holding period restrictions under applicable securities laws.

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of the Company's common stock possess all voting power for the election of members of the Company's board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of the Company's stockholders. Holders of the Company's common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of the Company's common stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Company's board of directors in its discretion. The holders of the Company's common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2018, the Company has not issued any shares of preferred stock.

Earn-Out Consideration

Subsequent to July 25, 2018, an additional 9.8 million private placement common shares may be issued as earn-out consideration to the sellers of Priority, or at their election, to members of Priority’s management or other service providers, pursuant to the Company's Earn-Out Incentive Plan. For the first earn-out of up to 4.9 million common shares, Consolidated Adjusted EBITDA (as defined in the Earn-Out Incentive Plan) of the Company must be no less than $82.5 million for the year ending December 31, 2018 and the Company’s stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

trading period at any time on or before December 31, 2019. For the second earn-out of up to 4.9 million common shares, Consolidated Adjusted EBITDA of the Company must be no less than $91.5 million for the year ending December 31, 2019 and the Company’s stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met. As of September 30, 2018, none of the 9.8 million shares have been earned. Any shares issued to management or directors under compensation plans will be expensed under the provisions of ASC 718, Stock Compensation.
Call Right

The Company's Executive Chairman was given the right to require any of the MI Founders to sell all or a portion of their Company securities at a call-right purchase price, payable in cash. The call-right purchase price for common shares will be based on the greater of: 1) $10.30; 2) a preceding volume-weighted average closing price (as defined); or 3) a subsequent volume-weighted average closing price (as defined). The call-right purchase price for warrants will be determined by the greater of : 1) a preceding volume-weighted average closing price (as defined) of the called security or 2) a subsequent volume-weighted average closing price of the called security. The call right does not constitute a derivate under GAAP.

MI Acquisitions Warrants

The outstanding MI Acquisitions warrants allow the holders to purchase 5,712,608 shares of the Company’s common stock at an exercise price of $11.50 per share, subject to certain adjustments (5,310,108 of these warrants are designated as “public warrants” and 402,500 are designated as “private warrants”). The warrants may only be exercised during the period commencing on the later to occur of (i) 30 days following the completion of the MI Acquisitions' initial business combination and (ii) 12 months following the closing of MI Acquisitions' IPO, and terminating on the earlier to occur of (i) five years following the date the warrants became exercisable, and (ii) the date fixed for redemption upon the Company electing to redeem the warrants. The Company has the option to redeem all (and not less than all) of the outstanding public warrants at any time from and after the warrants become exercisable, and prior to their expiration, at the price of $0.01 per warrant; provided that the last sales price of the Company’s common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that (i) there is a current registration statement in effect with respect to the shares of common stock underlying the public warrants for each day in the 30-day trading period and continuing each day thereafter until the redemption date or (ii) the cashless exercise is exempt from the registration requirements under the Securities Act of 1933, as amended. The warrants are classified as equity, and therefore, subsequent changes in the fair value of the warrants will not be recognized in earnings.
The outstanding purchase option that was sold to the underwriters (in addition to the warrants discussed above) for an aggregate purchase price of $100.00, allows the holders to purchase up to a total of 300,000 units (each consisting of a share of common stock and a public warrant) exercisable at $12.00 per unit commencing on the later of the consummation of a business combination and six months from September 13, 2016 (the “Purchase Option”). The Purchase Option expires five years from September 13, 2016. The units issuable upon exercise of the Purchase Option are identical to the units offered in MI Acquisitions' IPO. The Purchase Option is classified as equity in the accompanying unaudited condensed consolidated balance sheets.
Business Combination and Recapitalization Costs
In connection with the July 25, 2018 Business Combination and Recapitalization, the Company incurred $13.3 million of fees and expenses, of which $9.7 million of recapitalization costs were charged to Additional Paid in Capital since these costs were less than the cash received in conjunction with the Recapitalization costs were directly related to the issuance of equity for the Recapitalization. These costs are presented as Recapitalization costs in the accompanying unaudited condensed consolidated statements of changes in equity (deficit). The remaining $3.6 million of expenses were related to the Business Combination and are presented in selling, general, and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the quarter and three quarters ended September 30, 2018.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Nasdaq
In August 2018, the Company received a notice from Nasdaq stating Nasdaq’s intention to suspend the Company's common stock and warrants from trading on the exchange based on the Company's failure to have at least 400 round lot holders of each listed security. Following a hearing in October 2018 at which the Company demonstrated its compliance with the 400 round lot holders rule in respect of the Company's common stock and presented a plan with respect to the warrants, Nasdaq withdrew its objection to the listing of the Company's common stock and extended the listing compliance deadline for the Company's warrants.

Equity Events for Priority Holdings, LLC that Occurred Prior to July 25, 2018

On January 3, 2017, Priority used the proceeds from the 2017 debt restructuring to redeem 4,681,590 Class A Common units for $200.0 million (the “Redemption”). Concurrent with the Redemption, (i) Priority and its members entered into an amended and restated operating agreement that eliminated the Class A Preferred units and the Class C Common units and (ii) the Plan of Merger, dated as of May 21, 2014 between Priority Payment Systems Holdings, LLC and Pipeline Cynergy Holdings, LLC was terminated which resulted in the cancellation of related contingent consideration due to the Preferred A unitholders.

On January 31, 2017, Priority entered into a redemption agreement with one of its minority unitholders to redeem their former Class A common membership units for a total redemption price of $12.2 million. Priority accounted for the Common Unit Repurchase Obligation as a liability because it was required to redeem these former Class A Common units for cash. The liability was recorded at fair value at the date of the redemption agreement, which was equal to the redemption value. Under this agreement, Priority redeemed $3.0 million of 69,470 former Class A Common units in April 2017. As of December 31, 2017, the Common Unit Repurchase Obligation had a redemption value of $9.2 million.

The remaining $9.2 million was redeemed through the January 17, 2018 redemption of 115,751 former Class A Common units for $5.0 million and the February 23, 2018 redemption of 96,999 former Class A Common Units for $4.2 million.

In addition to the aforementioned redemptions, Priority redeemed 295,834 former Class A Common units for $26.0 million on January 17, 2018 and 445,410 former Class A Common Units for $39.0 million on January 19, 2018. As a result of the aforementioned redemptions, Priority was 100% owned by Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC until July 25, 2018.

The former Class A common units redeemed in January and February 2018 were then cancelled by Priority. The redemption transactions and the amended and restated operating agreement resulted in one unitholder gaining control and becoming the majority unitholder of Priority. These changes in the equity structure of Priority were recorded as capital transactions.

At December 31, 2017, Priority had 5,249 voting former Class A common shares authorized and issued, and 335 and 302 non-voting former Class B common shares authorized and issued, respectively.

Prior to July 25, 2018, Priority recorded distributions of $7.1 million and $3.4 million to its members during the three quarters ended September 30, 2018 and 2017, respectively.

12.    EQUITY-BASED COMPENSATION PLANS

2014 Management Incentive Plan

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In 2014, as part of the merger with Pipeline Cynergy Holdings LLC, Priority established the Priority Holdings Management Incentive Plan (the “Plan”) pursuant to the operating agreement of Priority Holdings, LLC, for which selected Priority employees and contractors may be awarded management incentive units representing a fractional part of the interests in profits, losses and distributions of Priority and having the rights and obligations specified with respect to Class B Priority Common Units or such other class of units as Priority's board of managers may establish from time to time. Under the Plan, the majority of awards vest over the requisite service period or periods during which an employee is required to provide service. The units vested at a rate of 40% or 20% at September 21, 2016 and then vest evenly over the subsequent three to five years. Simultaneously with the July 25, 2018 Business Combination and Recapitalization, the Plan was assumed by the Company with no modifications to the Plan. The Company will continue to recognize compensation expense as unvested shares are earned by the active Plan participants. Approximately 3.0 million of the private placement common shares were issued on July 25, 2018 to the Plan for vested units and unvested shares of the Plan.

Equity-based compensation expense was $1.1 million and $0.7 million for three quarters ended September 30, 2018 and 2017, respectively, which is included in “Salary and employee benefits” in the accompanying unaudited condensed consolidated statements of operations. For the quarters ended September 30, 2018 and 2017, these expenses were $0.3 million and $0.2 million, respectively. As of September 30, 2018, there is approximately $1.1 million of total unrecognized compensation cost related to non-vested share units granted under the Plan. Under the Plan, there is no stated exercise price per unit.

2018 Equity Incentive Plan

In July 2018, the Company's board of directors approved the 2018 Equity Incentive Plan (the "2018 Plan"). The 2018 Plan provides for the issuance of up to 10% of the number of shares of the Company's common stock outstanding at the close of business on July 25, 2018. Under the 2018 Plan, the compensation committee of the Company's board of directors may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards (including cash bonus awards) or any combination of the foregoing to current or prospective employees, officers, consultants, advisors, or non-employee members of the Company's board of directors. The Company was not required to recognize any compensation expense under the provisions of ASC 718, Stock Compensation, for the 2018 Plan during the quarter and three quarters ended September 30, 2018.

Earn-Out Consideration

See Note 12, Equity.

13.    FAIR VALUE

Fair Value Measurements

The following is a description of the valuation methodology used for the warrants and contingent consideration which are recorded and remeasured at fair value at the end of each reporting period.

Goldman Sachs Warrant

The GS warrant was classified as level 3 in the fair value hierarchy. Historically, the fair value of the GS warrant was estimated based on the fair value of Priority using a weighted-average of values derived from generally accepted valuation techniques, including market approaches, which consider the guideline public company method, the guideline transaction method, the recent funding method, and an income approach, which considers discounted cash flows. Priority adjusted the carrying value of the warrant to fair value as determined by the valuation model and recognized the change in fair value as an increase or decrease in interest and other expense. On July 25, 2018, the GS warrant was redeemed in exchange for $12.7 million cash, which resulted in a gain of $0.1 million, as the value of the GS warrant immediately prior to the cancellation was $12.8 million. See Note 7, Long-Term Debt and Warrant Liability.

The warrants were no longer outstanding as of September 30, 2018 and had a fair value of $8.7 million as of December 31, 2017.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 in the fair value hierarchy for the three quarters ended September 30, 2018:

Warrant Liability
Balance at December 31, 2017	$8,701
Extinguishment of GS 1.8% warrant liability (Note 7)	(8,701)
GS 2.2% warrant liability (Note 7)	12,182
Adjustment to fair value included in earnings	591
Extinguishment of GS 2.2% warrant liability (Note 7)	(12,701)
Change in fair value of warrant liability	(72)
Balance at September 30, 2018	$—

There were no transfers among the fair value levels during the quarter and three quarters ended September 30, 2018.

Contingent Consideration

The estimated fair values of contingent consideration related to the Priority Payment Systems Tech Partners and Priority Payment Systems Northeast business acquisitions (see Note 2, Acquisitions of Businesses) were based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. Both of these acquisitions occurred during the third quarter of 2018, and at September 30, 2018, the total fair value of the contingent consideration for both acquisitions was approximately $1.0 million, which was not materially different than the fair values on their original measurement dates.

Fair Value of Debt

The Company's outstanding debt obligations (see Note 7, Long-term Debt and Warrant Liability) are reflected in the consolidated balance sheet at carrying value since the Company did not elect to remeasure its debt obligations to fair value at the end of each reporting period. These debt obligations are not remeasured at fair value each reporting period. The carrying values of the Company's long-term debt approximate fair value due to the mechanisms in the credit agreements that adjust the applicable interest rates.

14.    SEGMENT INFORMATION

The Company’s operating segments are based on the Company’s product offerings and consist of the following: Consumer Payments and Commercial Payments and Managed Services, which are organized by services the Company provides and its distinct business units. The Commercial Payments and Managed Services operating segments have been combined into one Commercial Payments and Managed Services reportable segment.

To manage the business, the Company’s Executive Chairman and Chief Executive Officer (“CEO”) both collectively serve as the chief operating decision makers (“CODM”). The CODM evaluates the performance and allocate resources based on the operating income of each segment. The Company operates in two reportable segments, Consumer Payments and Commercial Payments and Managed Services. For a detailed discussion of the Company’s reportable segments. See Note 16, Segment Information, to these audited consolidated financial statements as of and for the year ended December 31, 2017.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Information on segments and reconciliations to consolidated revenues, consolidated operating income and consolidated depreciation and amortization are as follows for the periods presented:

	Quarter ended September 30,		Three quarters ended September 30,
(in thousands)	2018	2017	2018	2017
Revenues:
Consumer Payments	$95,801	$104,334	$302,514	$287,129
Commercial Payments and Managed Services	7,790	6,612	21,435	18,520
Consolidated Revenues	$103,591	$110,946	$323,949	$305,649

Operating income (loss):
Consumer Payments	$3,662	$8,770	$15,070	$22,457
Commercial Payments and Managed Services	(102)	696	(427)	1,843
Consolidated operating income	$3,560	$9,466	$14,643	$24,300

Depreciation and amortization:
Consumer Payments	$4,724	$3,520	$12,268	$10,983
Commercial Payments and Managed Services	175	82	411	271
Consolidated depreciation and amortization	$4,899	$3,602	$12,679	$11,254

Substantially all of the Company's corporate overhead expense are allocated to the Consumer Payments segment.

The Company’s results of operations and financial condition are not significantly reliant upon any single customer for the three quarters ended September 30, 2018 and 2017. Substantially all revenues are generated in the United States.

15.     EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method or if-converted method. The two-class method allocates earnings and losses between common shares and participating securities. Diluted EPS excludes potential shares of common stock if their effect is anti-dilutive.

As a result of the Recapitalization, the Company has retrospectively adjusted the weighted average Class A units outstanding prior to July 25, 2018 by multiplying them by the exchange ratio used to determine the number of Class A common shares into which they converted.

Priority Technology Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth the computation of the Company's basic and diluted earnings (loss) per share:

	Quarter ended September 30,		Three quarters ended September 30,
(in thousands except per share data)	2018	2017	2018	2017
Numerator:
Net (loss) income	$(2,562)	$2,258	(11,367)	$2,719
Less: Distributions to participating securities	—	(63)	(45)	(144)
Net (loss) income available to common stockholders	$(2,562)	$2,195	$(11,412)	$2,575

Denominator:
Weighted average shares outstanding	64,152	66,330	60,339	67,430

Basic (loss) earnings per share	$(0.04)	$0.03	$(0.19)	$0.04

	Quarter ended September 30,		Three quarters ended September 30,
(in thousands except per share data)	2018	2017	2018	2017
Numerator:
Net (loss) income	$(2,562)	$2,258	(11,367)	$2,719
Less: Gain on warrant liability	(72)	—	—	—
Less: Distributions to participating securities	—	(63)	(45)	(144)
Net (loss) income available to common stockholders	$(2,634)	$2,195	$(11,412)	$2,575

Denominator:
Weighted average shares outstanding	64,152	66,330	60,339	67,430
Dilutive common share equivalents	392	—	—	—
Weighted average diluted shares outstanding	64,544	66,330	60,339	67,430

Diluted (loss) earnings per share	$(0.04)	$0.03	$(0.19)	$0.04

Anti-dilutive securities that were excluded from EPS that could potentially be dilutive in future periods are as follows:

	Quarter ended September 30,		Three quarters ended September 30,
	2018	2017	2018	2017
Warrants on common stock	5,731,216	—	5,731,216	—

The Company also has various contingent share arrangements that were excluded from EPS as they were anti-dilutive for the periods presented.

16.    SUBSEQUENT EVENTS

Subsequent events have been evaluated from the balance sheet date thorough November 14, 2018, the date on which the unaudited condensed consolidated financial statements were available to be issued.

During October 2018, the Company drew $8.0 million on its revolving credit facility to partially fund a $17.2 million purchase of a merchant portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the quarter and three quarters ended September 30, 2018 (the “2018 period”) and September 30, 2017 (the “2017 period”) and related notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read together with our audited consolidated financial statements and related notes for the years ended December 31, 2017, 2016 and 2015 and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Priority,” included in the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2018 (the "Form 8-K").

Forward-Looking Statements

This discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our actual results could differ materially from the results anticipated by our forward-looking statements. See the section entitled “Special Note Regarding Forward-Looking Statements” in the Form 8-K. Our future results and financial condition may also differ materially from those we currently anticipate as a result of the factors described in the sections entitled “Risk Factors” in the Form 8-K and in Part II, Item 1A here. Throughout this section, unless otherwise noted, “we,” “us,” “our” and the “Company” refer to Priority Technology Holdings, Inc. and our consolidated subsidiaries. Capitalized terms used and not otherwise defined herein have meanings assigned to them in the Form 8-K. Certain amounts in this section may not foot due to rounding.

Business Overview

Headquartered near Atlanta in Alpharetta, Georgia, we began operations in 2005 with a mission to build a merchant inspired payments platform that would advance the goals of our customers and partners. Today, we are a leading provider of merchant acquiring and commercial payment solutions, offering unique product capabilities to small and medium size businesses ("SMBs") and enterprises and distribution partners in the United States. We operate from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs. We have grown from the 38th largest U.S. merchant acquirer to become the 13th largest as of the end of 2017, measured by Visa and MasterCard purchase volume provided by The Nilson Report. As of the end of 2017, we were also the 6th largest non-bank merchant acquirer in the United States. In 2017, we processed over 439.0 million bankcard transactions and over $34.0 billion in bankcard processing dollar value across approximately 174,000 merchants. For the quarter and three quarters ended September 30, 2018, we processed over 120.9 million and 351.3 million in bankcard transactions, respectively, and over $9.6 billion and $28.5 billion in bankcard processing dollar value, respectively, across 178,000 merchants. We are headquartered near Atlanta in Alpharetta, GA. As of September 30, 2018, we had 553 employees led by an experienced group of payments executives.

We provide our services through two reportable segments: (1) Consumer Payments and (2) Commercial Payments and Managed Services.

Consumer Payments

Our Consumer Payments segment provides full-service merchant acquiring and payment processing solutions mainly to SMBs. Our technology platform, MX Merchant, provides end users with a customizable virtual terminal with proprietary business management tools and add-on applications (“apps”) that create an integrated merchant experience. MX Merchant’s add-on apps include invoicing, customer engagement, and data analytics focused primarily on targeted marketing, website development, inventory management, and customer engagement. MX Merchant can be deployed on hardware from a variety of vendors and can operate either as a standalone product or integrated with third-party software. Our Consumer Payments segment partners with a diverse reseller community, including independent service organizations (“ISO”), financial institutions, independent software vendors (“ISV”), value-added resellers, and other referral partners. Through our MX Connect platform, we leverage and provide resellers with value-added tools and resources, including marketing resources, automated onboarding, merchant underwriting, and merchant activity monitoring and reporting. We believe MX Connect enables resellers to manage their merchant base and accelerate the growth of their businesses. We offer ISVs and value-added resellers a technology “agnostic” and feature-rich application processing interface (“API”) that provides developers with the ability to integrate electronic payment acceptance into their software and improve onboarding efficiency for their merchant base.

Through resellers and acquisition of merchant portfolios, we become a party to arrangements with merchants and sponsoring banks for the processing of merchant card transactions. Pursuant to each arrangement and with respect to each card transaction, the sponsoring bank receives payment from card associations (e.g., Visa, MasterCard) and we earn transaction fee revenue from the processing and related services that we provide to merchants. We receive these revenues net of interchange fees due to the issuing bank, card association fees and assessments, and processing and related fees due to payment processers (e.g., First Data, Total System Services). Our transaction fee revenues are based primarily on the number and a percentage of the dollar volume of payment transactions processed by a merchant customer and, to a lesser extent, from MX Merchant monthly subscription costs. Our Consumer Payments segment accounted for $95.8 million and $302.5 million in revenue, respectively, and $3.7 million and $15.1 million of operating income, respectively, for the quarter and three quarters ended September 30, 2018. All of our shared corporate services expenses, including executive compensation and technology support services, have been allocated to our Consumer Payments segment for all periods discussed in this Quarterly Report.

Commercial Payments and Managed Services

Our Commercial Payments and Managed Services segment provides curated managed services and a robust suite of integrated automated payment solutions to leading financial institutions and card networks, including Citibank, MasterCard, Visa and American Express (“AMEX”). This segment supports a direct sales model that provides turnkey merchant development, product sales and supplier enablement programs. Through our Commercial Payments Exchange (“CPX”) platform, we provide our clients a seamless bridge for supplier payments by integrating a single payment instruction file to resolve account payables via virtual card, purchase card, ACH +, dynamic discounting, or check.

This segment’s revenues are generated primarily through outsourced arrangements provided by our in-house sales force to financial institution customers on a cost-plus fee basis. As a partner to these financial institutions, we originate merchant financing arrangements, including AMEX buyer initiated payments (“BIP”) and AMEX merchant financing loans with the financial institutions’ merchant customers. Revenue is recognized primarily based on billable rates and hours worked, plus material and other billable items. In addition, through our CPX platform, we generate revenue from interchange fees based on a variable percentage of dollars transacted at on-boarded merchant locations, as well as subscription fees. Although CPX was only recently rolled out to customers, we believe it represents a high-growth opportunity for us since the commercial payments volume in the United States is over twice the size of consumer payments and has substantial additional opportunities for growth using electronic payments. Our Commercial Payments and Managed Services segment accounted for $7.8 million and 21.4 million in revenue, respectively, and incurred $0.1 million and $0.4 million of operating loss, respectively, for the quarter and three quarters ended September 30, 2018.

Equity and Ownership Structure

On July 25, 2018, MI Acquisitions, Inc. ("MI" or "MI Acquisitions") consummated a business combination (the "Business Combination") which provided for the acquisition of 100% of the issued and outstanding equity securities of Priority Holdings, LLC (“Priority”) by MI Acquisitions, which resulted in Priority becoming a wholly-owned subsidiary of MI Acquisitions. MI Acquisitions was originally incorporated as a special purpose acquisition company (“SPAC”) formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Simultaneously with the Business Combination and Recapitalization (as defined below), we changed our name to “Priority Technology Holdings, Inc.” (the "Company"). Unless the context otherwise requires, the “Company” or "we" refers to Priority Technology Holdings, Inc. and its subsidiaries after July 25, 2018, and “Priority” refers to the business of Priority Holdings, LLC before July 25, 2018.

As a SPAC, MI Acquisitions had substantially no business operations prior to July 25, 2018. For financial accounting and reporting purposes under accounting principles generally accepted in the United States ("U.S. GAAP"), the acquisition was accounted for as a "reverse merger," with no recognition of goodwill or other intangible assets. Under this method of accounting, MI Acquisitions was treated as the acquired entity whereby Priority was deemed to have issued common stock for the net assets and equity of MI Acquisitions consisting mainly of cash of $49.4 million, accompanied by a simultaneous equity recapitalization of Priority (the "Recapitalization"). The net assets of MI Acquisitions are stated at historical cost, and accordingly the equity and net assets of the combined Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Priority. Prior to July 25, 2018, the results of operations, cash flows, and financial positions are those of Priority.

Highlights of Consolidated Results of Operations

•
Consolidated revenues decreased by 6.6% to $103.6 million for the quarter ended September 30, 2018, from $110.9 million from the corresponding prior year period, due mainly to the loss of business from the temporary suspension in boarding higher-margin subscription e-commerce merchants (in connections with risk management efforts related to card association network requirements), the impact of which was partially offset by a 10.5% increase in merchant bankcard processing dollar value and a 6.8% increase in bankcard transactions in our Consumer Payments segment. Consolidated revenues for the three quarters ended September 30, 2018 increased by 6.0% to $323.9 million from $305.6 million for the corresponding prior year period, primarily due to an 11.4% increase in merchant bankcard processing dollar value and a 7.4% increase in bankcard transactions in our Consumer Payments segment.

•
Consolidated operating income was $3.6 million and $14.6 million, respectively, for the quarter and three quarters ended September 30, 2018, compared to $9.5 million and $24.3 million, respectively, for the corresponding prior year periods. Our consolidated operating margin for the quarter and three quarters ended September 30, 2018 was 3.4% and 4.5%, respectively, compared to 8.5% and 8.0%, respectively, for the corresponding prior-year periods. Consolidated operating income was negatively impacted by the loss of business from certain subscription e-commerce merchants, one-time costs related to the public-company transaction, as well as investment in our high-growth initiatives in the Commercial Payments and Managed Services segment.

•
Consolidated net loss was $2.6 million and $11.4 million, respectively, for the quarter and three quarters ended September 30, 2018, compared to net income of $2.3 million and $2.7 million, respectively, for the corresponding prior year periods. An income tax benefit of $1.0 million was recognized for the quarter and three quarters ended September 30, 2018. No income tax expense or benefit was recognized prior to the third quarter of 2018. See Note 8, Income Taxes, to the unaudited condensed consolidated financial statements contained herein.

•
Consolidated Adjusted EBITDA (a non-GAAP measure) was $12.7 million and $40.4 million, respectively, for the quarter and three quarters ended September 30, 2018, compared to $15.6 million and $40.8 million, respectively, for the corresponding prior year periods. For a reconciliation of our Adjusted EBITDA to our net income (loss) under GAAP, see below under “Certain Non-GAAP Measures.”

Factors Affecting the Comparability of Our Results

The comparability of our results for the periods discussed herein has been impacted and may, for future periods, be further impacted by the following factors:

The Business Combination

On July 25, 2018, MI Acquisitions consummated its business combination (the "Business Combination") with Priority Holdings, LLC ("Priority"). Simultaneously with the Business Combination, MI Acquisitions changed its name to Priority Technology Holdings, Inc. (the "Company") and its common stock trades on Nasdaq under the symbol "PRTH." Our results of operations presented in this Quarterly Report reflect, for all periods after July 25, 2018, our status as Priority Technology Holdings, Inc., a "C-Corporation" for income tax purposes, including the recognition of income tax expense or benefit in our consolidated statements of operations. Consequently, our results of operations are not directly comparable with Priority’s results of operations presented in the Form 8-K or in our other SEC reports covering periods prior to July 25, 2018. As a public company, we also incur higher legal, accounting and other costs than those of Priority.

Debt Upsizing and Warrant Redemption

On January 11, 2018, our credit facility with SunTrust Bank (as administrative agent) (the “Senior Secured Credit Facility”) was increased from $200.0 million to $267.5 million. The proceeds of the debt upsizing were used mainly to redeem previously-issued equity interests in Priority. As a result of the increase in debt, our interest expense increased to $7.3 million and $21.9 million for the quarter and three quarters ended September 30, 2018, respectively, from $6.4 million and $18.6 million for the quarter and three quarters ended September 30, 2017, respectively.

In addition, on July 25, 2018, Priority and Goldman Sachs (“GS”) agreed to redeem the GS warrant in exchange for $12.7 million. The fair value of the GS warrant immediately prior to the redemption was $12.8 million, which resulted in a gain of $0.1 million.

Acquisitions of Businesses

In the ordinary course of our business, we acquire new businesses, and merchant relationships through contracts and relationships with ISOs and other resellers, as well as residual rights to commissions payable to such resellers.

In April 2018, we purchased the majority of the operating assets and certain operating liabilities of PayRight, in which we previously owned a non-controlling interest and accounted for using the equity method. As a result, our consolidated financial statements now includes the financial position, results of operations, and cash flows of PayRight (within our Commercial Payments and Managed Services segment).

We consummated three business acquisitions in the third quarter of 2018, as follows:

•
In July 2018, we acquired, in related asset purchase transactions, through our newly formed subsidiary, Priority Real Estate Technology, LLC (“PRET”), two businesses (RadPad and Landlord) that will operate under the “RadPad” name, providing a holistic marketplace model for the rental real estate industry, including lead generation and conversion, facilitation of tenant screening and other value added services such as rent payment processing. PRET is reported in our Commercial Payments and Managed Services segment.

•
In July 2018, we acquired, in an asset purchase transaction, Priority Payment Systems Northeast, Inc. (“PPS Northeast”), previously an independent brand-licensed office of the Company that provided expertise in software-integrated payment services designed to manage turnkey installations of point-of-sale and supporting systems and marketing programs emphasizing online ordering systems and digital marketing campaigns. PPS Northeast is reported in our Consumer Payments segment.

•
In August 2018, we acquired, in an asset purchase transaction, M.Y. Capital, Inc. and Payments In Kind, Inc., collectively doing business as Priority Payment Systems Tech Partners (“PPS Tech”), previously an independent brand-licensed office of the Company that developed a track record and extensive network in the integrated payments and B2B marketplaces. PPS Tech is also reported in our Consumer Payments segment.

For more information on these acquisitions, and our preliminary purchase price allocations, see Note 2, Acquisition of Businesses, to our unaudited condensed consolidated financial statements included in this Quarterly Report.

We intend to continue to use our common stock as currency to fund, in whole or in part, future acquisitions. In August 2018, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating Nasdaq’s intention to suspend our common stock and warrants from trading on the exchange based on our failure to have at least 400 round lot holders of the common stock and warrants. Following a hearing at which we demonstrated our compliance with the 400 round lot holders rule in respect of our common stock and presented a plan with respect to the warrants, Nasdaq withdrew its objection to the listing of our common stock and extended the listing compliance deadline for our warrants.

Seasonality

We expect to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns and the recognition of non-transaction based fees. We expect revenues to be lower in our first quarter and higher in our fourth quarter, primarily due to the seasonal shopping and buying patterns experienced by our merchant customers. Some variability may also result from seasonal events (such as retail sales events) and the number of processing days in a month or quarter. Our quarterly operating expenses, other than cost of services (which trend in the direction of revenues), should not fluctuate seasonally.

Components of Revenue and Expenses

Revenues

Merchant card fees revenue

Merchant card fees revenue consists mainly of fees for processing electronic payments, including credit, debit and electronic benefit transaction card processing (authorized and captured through third-party networks integrated into Priority’s solutions). The fees are generally based on a variable percentage of the dollar amount of each transaction and, in some cases, additional fees for each transaction. In addition, merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous services. Merchant card fees revenue is attributable primarily to our Consumer Payments segment.

Outsourced services revenue

Outsourced services revenue consists mainly of cost-plus fees related to business-to-business (“B2B”) services, merchant financing and buyer initiated payment programs sold on behalf of certain enterprise customers, originated through our in-house sales force, including incentives for meeting sales targets. Outsourced services revenue are attributable primarily to our Commercial Payments and Managed Services segment.

Other revenue

Other revenue is comprised of fees for products and services not specifically described above, mainly revenue from the sale of equipment (primarily point of sale terminals) and processing of ACH transactions.

Operating Expenses

Costs of merchant card fees

Costs of merchant card fees is comprised mainly of residual payments to agents and ISOs and processing fees paid to third parties attributable to merchant acquisition and providing transaction processing and related services to our merchants.

Other costs of services

Other costs of services consist of salaries directly related to outsourced services revenue, the cost of equipment (point of sale terminals) sold and third-party fees and commissions related to our ACH processing activities.

Salary and employee benefits

Salary and employee benefits includes expenses for salaries, wages, commissions and bonuses, as well as expenses related to unit-based compensation rewards using the estimated grant date fair value. We amortize unit-based compensation for awards granted on a straight line basis over the requisite service (vesting) period.

Depreciation and amortization

Depreciation and amortization consists primarily of amortization of intangible assets, mainly including merchant portfolios, customer relationships and internally developed technology (software), and to a lesser extent depreciation on our investments in property, equipment and software, mainly computer software. Merchant portfolios are amortized over their estimated useful lives using either a straight-line or an accelerated method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed. Customer relationships and internally developed technology are amortized on a straight-line basis over their estimated useful lives. Property, equipment and software depreciation expense is recognized on a straight-line basis over the estimated useful life of the asset.

Selling, general and administrative (SG&A)

Selling, general and administrative expenses include mainly professional services, advertising, rent, and expenses related to the Business Combination.

Other operating expenses

Other operating expenses consist of additional operating costs not covered above, including office supplies, software licenses, utilities, state and local franchise and sales taxes, litigation settlements, executive travel and insurance, among others.

Other Income (Expense)

Interest income

Interest income consists mainly of interest received pursuant to notes receivable from independent sales agents.

Interest expense

Interest expense consists of interest on outstanding debt, amortization of deferred financing fees, and original issue discounts.

Debt Modification and Extinguishment Expense

Certain costs related to debt modification and extinguishment, including the write-off of unamortized deferred financing fees and original issue discount relating to the extinguished debt.

Change in fair value of warrant liability

Changes in fair value of warrants issued to Goldman Sachs.

Equity in loss and impairment of unconsolidated entities

Equity in loss and impairment of unconsolidated entities consists of the Company’s share of the income or loss of its equity method investment as well as any impairment charges related to such investments.

Results of Operations

The following table presents the components of our consolidated statement of operations, including income from operations, for the quarters ended September 30, 2018 and September 30, 2017.

	Quarter ended September 30, 2018	% of Revenue	Quarter ended September 30, 2017	% of Revenue	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees revenue	$94,915	91.7%	$103,985	93.7%	$(9,070)	(8.7)%
Outsourced services revenue	6,264	6.0%	6,094	5.5%	170	2.8%
Other revenue	2,412	2.3%	867	0.8%	1,545	178.2%
Total revenue	103,591	100.0%	110,946	100.0%	(7,355)	(6.6)%
OPERATING EXPENSES:
Costs of merchant card fees	71,876	69.4%	80,247	72.3%	(8,371)	(10.4)%
Other costs of services	4,475	4.3%	3,997	3.6%	478	12.0%
Salary and employee benefits	9,992	9.6%	8,120	7.3%	1,872	23.1%
Depreciation and amortization	4,899	4.7%	3,602	3.2%	1,297	36.0%
Selling, general and administrative	3,725	3.6%	3,002	2.7%	723	24.1%
Other operating expenses	5,064	4.9%	2,512	2.3%	2,552	101.6%
Total operating expenses	100,031	96.5%	101,480	91.5%	(1,449)	(1.4)%

Income from operations	3,560	3.4%	9,466	8.5%	(5,906)	(62.4)%

OTHER INCOME (EXPENSES):
Interest income	153	0.1%	201	0.2%	(48)	(23.9)%
Interest expense	(7,334)	(7.1)%	(6,418)	(5.8)%	(916)	14.3%
Change in fair value of warrant liability	72	0.1%	(928)	(0.8)%	1,000	(107.8)%
Equity in loss and impairment of unconsolidated entities	(4)	—%	(63)	(0.1)%	59	(93.7)%
Total other expenses	(7,113)	(6.9)%	(7,208)	(7.4)%	95	(1.3)%

(Loss) income before income taxes	(3,553)	(3.4)%	2,258	2.0%	(5,811)	(257.4)%

Income tax (benefit) expense	(991)	(1.0)%	—	—%	$(991)	nm

Net (loss) income	$(2,562)	(2.5)%	$2,258	2.0%	$(4,820)	(213.5)%

The following table presents the components of our consolidated statement of operations, including income from operations, for the three quarters ended September 30, 2018 and September 30, 2017.

	Three Quarters Ended September 30, 2018	% of Revenue	Three Quarters Ended September 30, 2017	% of Revenue	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees revenue	$299,661	92.5%	$286,208	93.6%	$13,453	4.7%
Outsourced services revenue	18,426	5.7%	17,135	5.6%	1,291	7.5%
Other revenue	5,862	1.8%	2,306	0.8%	3,556	154.2%
Total revenue	323,949	100.0%	305,649	100.0%	18,300	6.0%
OPERATING EXPENSES:
Costs of merchant card fees	230,276	71.1%	219,507	71.8%	10,769	4.9%
Other costs of services	13,518	4.2%	11,285	3.7%	2,233	19.8%
Salary and employee benefits	28,406	8.8%	24,356	8.0%	4,050	16.6%
Depreciation and amortization	12,679	3.9%	11,254	3.7%	1,425	12.7%
Selling, general and administrative	13,978	4.3%	7,214	2.4%	6,764	93.8%
Change in fair value of contingent consideration	—	—%	(410)	(0.1)%	410	nm
Other operating expenses	10,449	3.2%	8,143	2.7%	2,306	28.3%
Total operating expenses	309,306	95.5%	281,349	92.0%	27,957	9.9%

Income from operations	14,643	4.5%	24,300	8.0%	(9,657)	(39.7)%

OTHER INCOME (EXPENSES):
Interest income	530	0.2%	448	0.1%	82	18.3%
Interest expense	(21,893)	(6.8)%	(18,600)	(6.1)%	(3,293)	17.7%
Debt modification and extinguishment expenses	(1,323)	(0.4)%	(1,753)	(0.6)%	430	(24.5)%
Change in fair value of warrant liability	(3,458)	(1.1)%	(1,455)	(0.5)%	(2,003)	137.7%
Equity in loss and impairment of unconsolidated entities	(857)	(0.3)%	(221)	(0.1)%	(636)	287.8%
Total other expenses	(27,001)	(8.3)%	(21,581)	(7.1)%	(5,420)	25.1%

(Loss) income before income taxes	(12,358)	(3.8)%	2,719	0.9%	(15,077)	(554.5)%

Income tax (benefit) expense	(991)	(0.3)%	—	—%	$(991)	nm

Net (loss) income	$(11,367)	(3.5)%	$2,719	0.9%	$(14,086)	(518.1)%
n.m. = not meaningful

The following table presents our segment operating income (loss) and selected performance measures for the periods indicated:

	Quarter Ended September 30,
	2018	2017	Change	% Change
	(dollars and transaction volumes in thousands)
Consumer Payments:
Segment revenue	$95,801	$104,334	$(8,533)	(8.2)%
Segment operating expense	$(92,139)	$(95,564)	$3,425	(3.6)%
Segment operating income	$3,662	$8,770	$(5,108)	(58.2)%
Segment operating margin	3.8%	8.4%
Key Indicators:
Merchant bankcard processing dollar value (1)	$9,644,000	$8,725,000	$919,000	10.5%
Merchant bankcard transaction volume (1)	120,879	113,138	7,741	6.8%

Commercial Payments and Managed Services:
Segment revenue	$7,790	$6,612	$1,178	17.8%
Segment operating expense	$(7,892)	$(5,916)	$(1,976)	33.4%
Segment operating (loss) income	$(102)	$696	$(798)	(114.7)%
Segment operating margin	(1.3)%	10.5%

(1)Bankcard processing dollar values and transaction volumes presented in this table exclude data attributable to our Commercial Payments and Managed Services segment, related mainly to our CPX business.

The following table presents our segment operating income (loss) and selected performance measures for the periods indicated:

	Three Quarters Ended September 30,
	2018	2017	Change	% Change
	(dollars and transaction volumes in thousands)
Consumer Payments:
Segment revenue	$302,514	$287,129	$15,385	5.4%
Segment operating expense	$(287,444)	$(264,672)	$(22,772)	8.6%
Segment operating income	$15,070	$22,457	$(7,387)	(32.9)%
Segment operating margin	5.0%	7.8%
Key Indicators:
Merchant bankcard processing dollar value (1)	$28,548,000	$25,632,000	$2,916,000	11.4%
Merchant bankcard transaction volume (1)	351,305	327,015	24,290	7.4%

Commercial Payments and Managed Services:
Segment revenue	$21,435	$18,520	$2,915	15.7%
Segment operating expense	$(21,862)	$(16,677)	$(5,185)	31.1%
Segment operating (loss) income	$(427)	$1,843	$(2,270)	(123.2)%
Segment operating margin	(2.0)%	10.0%

(1)Bankcard processing dollar values and transaction volumes presented in this table exclude data attributable to our Commercial Payments and Managed Services segment, related mainly to our CPX business.

Revenue

For the quarter ended September 30, 2018, our consolidated revenue decreased by $7.4 million, or 6.6%, from the corresponding prior year period, to $103.6 million. Revenue from our Consumer Payments segment decreased by $8.5 million, or 8.2%, to $95.8 million, while revenue from our Commercial Payments and Managed Services segment increased by $1.2 million, or 17.8%, to $7.8 million. For the three quarters ended September 30, 2018, our consolidated revenue increased by $18.3 million, or 6.0%, from the corresponding prior year period, to $323.9 million. This increase was driven primarily by a $15.4 million, or 5.4%, increase in revenue from our Consumer Payments segment to $302.5 million. Commercial Payments and Managed Services segment revenue increased by $2.9 million, or 15.7%.

For the quarter ended September 30, 2018, the decrease in Consumer Payments revenue was primarily attributable to the change in merchant mix resulting from the closure of certain higher-margin accounts with e-commerce merchants, the impact of which was partially offset by increases of 10.5% and 6.8% in merchant bankcard processing dollar value and merchant bankcard transactions, respectively, from the corresponding prior year period. We are engaged in efforts to restore the lost high-margin business with merchants in the e-commerce channel. For the three quarters ended September 30, 2018, the increase in Consumer Payments revenue was primarily attributable to an increase in merchant bankcard processing dollar value and merchant bankcard transactions of 11.4% and 7.4%, respectively, compared to the corresponding prior year period, mainly due to the continuation of higher consumer spending trends in 2018 and positive net onboarding of new merchants.

The increase in Commercial Payments and Managed Services revenue for the quarter and three quarters ended September 30, 2018 was attributable primarily to an increase in headcount in our in-house sales force dedicated to selling merchant financing products on behalf of our financial institution partners, for which we record revenue on a cost-plus basis. CPX merchant bankcard processing dollar value and the number of merchant bankcard transactions increased 28.9% and 34.7%, respectively, for the quarter ended September 30, 2018 and 125.0% and 64.8%, respectively, for the three quarters ended September 30, 2018, in each case compared to the corresponding prior year period.

Operating expenses

For the quarter ended September 30, 2018, our consolidated operating expenses decreased $1.4 million, or (1.4)%, from the corresponding prior year period to $100.0 million, mainly reflecting lower costs of merchant card fees, which decreased by $8.4 million, or 10.4%, in line with the $9.1 million decrease in merchant card fees revenue. Costs of merchant card fees as a percentage of merchant card fees revenue decreased to 75.7% for the quarter ended September 30, 2018 from 77.2% for the quarter ended September 30, 2017. Other operating expenses for the quarter increased $2.6 million, or 101.6%, primarily as a result of a legal settlement (refer to Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in this Quarterly Report). Salary and employee benefits increased $1.9 million, or 23.1%, as corporate headcount increased, driven by business acquisitions and expansion of our information technology resources, and hiring related to the continued ramp up of our CPX business. Depreciation and amortization expenses increased $1.3 million, or 36.0%, due primarily to increased amortization expense from capitalized software resulting from the development of the MX Connect and CPX platform and acquired merchant portfolios. SG&A expenses increased by $0.7 million, or 24.1%, primarily due to higher professional fees, while other costs of services increased by $0.5 million driven by the expansion of our in-house sales force.

Our consolidated operating expenses increased $28.0 million, or 9.9%, from $281.3 million for the three quarters ended September 30, 2017 to $309.3 million for the three quarters ended September 30, 2018, driven primarily by a $10.8 million, or 4.9%, increase in costs of merchant card fees, attributable primarily to growth in processing volume. Costs of merchant card fees as a percentage of merchant card fee revenue changed little from 76.8% for the three quarters ended September 30, 2018 to 76.7%% for the three quarters ended September 30, 2017. Salary and employee benefits increased $4.1 million, or 16.6%, related to the aforementioned increases in corporate headcount and increases in headcount from business acquisitions in 2018. SG&A expenses increased by $6.8 million, or 93.8%, primarily due to overall growth in our business operations and $3.6 million (and none for the corresponding prior year period) due to legal, accounting and other advisory and consulting expenses related to the Business Combination. Other operating expenses increased by $2.3 million due mainly to the aforementioned legal settlement. Other costs of services increased by $2.2 million due to the aforementioned in-house sales force expansion. Depreciation and amortization increased $1.4 million, or 12.7%, attributable to the internally developed software for the MX Connect and CPX platform and acquired merchant portfolios.

Income from operations

Consolidated income from operations decreased $5.9 million, or 62.4%, for the quarter ended September 30, 2018 and $9.7 million, or 39.7%, for the three quarters ended September 30, 2018, in each case compared to the corresponding prior year period. Our consolidated operating margin for the quarter and three quarters ended September 30, 2018 was 3.4% and 4.5%, respectively, compared to 8.5% and 8.0%, respectively, for the corresponding prior year periods. The margin decreases were due mainly to the change in merchant mix, increases in Business Combination expenses and other non-recurring operating expenses, and continued CPX business ramp up, each as described above.

Our Consumer Payments segment contributed $3.7 million and $15.1 million, respectively, in segment operating income for the quarter and three quarters ended September 30, 2018, decreases of $5.1 million and $7.4 million, respectively, from $8.8 million and $22.5 million segment operating income for the quarter and three quarters ended September 30, 2017, reflecting the change in merchant mix and increases in Business Combination expenses and other non-recurring operating expenses described above.

Our Commercial Payments and Managed Services segment incurred a $0.1 million and $0.4 million segment operating loss for the quarter and three quarters ended September 30, 2018, compared to $0.7 million and $1.8 million in segment operating income for the quarter and three quarters ended September 30, 2017. The swing to loss was principally the result of increased headcount related to the CPX ramp up, as we commenced hiring management and staff for that segment in the middle of 2017.

Other (expenses) income

Other expenses decreased less than $0.1 million, or 1.3%, and increased $5.4 million, or 25.1%, from $7.2 million and $21.6 million for the quarter and three quarters ended September 30, 2017 to $7.1 million and $27.0 million for the quarter and three quarters ended September 30, 2018. The primary component of our other expenses is interest expense. Interest expense on outstanding debt increased by $0.9 million and $3.3 million, respectively, for the quarter and three quarters ended September 30, 2018 compared to the corresponding prior year periods, primarily due to higher outstanding borrowings attributable to the January 2018 debt upsizing. The fair value of the GS warrant, which was redeemed for $12.7 million in July 2018, decreased $0.1 million (resulting in a gain of the same amount) in the quarter ended September 30, 2018, compared to a $0.9 million increase (resulting in a loss in the same amount) in fair value in the quarter ended September 30, 2017. The change in fair value of the GS warrant increased other expenses by $3.5 million and $1.5 million, respectively, for the three quarters ended September 30, 2018 and September 30, 2017, respectively.

Income tax expense (benefit)

As discussed in Note 8, Income Taxes, to the unaudited condensed consolidated financial statements contained herein, we became part of a "C-corporation" reporting tax group on July 25, 2018 in connection with the Business Combination and Recapitalization. As a result, periods after July 25, 2018 reflect applicable federal and state income tax rates for all of our operations.

On July 25, 2018, we recognized a net deferred income tax asset of $47.5 million, which also resulted in a credit to our additional paid-in capital within our consolidated equity. The net deferred tax asset is the result of the difference between the initial tax bases in the assets and liabilities, generally substituted tax basis, and their respective carrying amounts for financial statement purposes. For 2018, we estimate that our effective income tax rate will be approximately 8.0%. This anticipated effective income tax rate for 2018 may not be indicative of our effective tax rates for future periods.

Net loss (income)

Our consolidated net loss for the quarter and three quarters ended September 30, 2018 was $2.6 million and $11.4 million, respectively, compared to net income of $2.3 million and $2.7 million, respectively, for the quarter and three quarters ended September 30, 2017 for the aforementioned reasons.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, Adjusted EBITDA and Earnout Adjusted EBITDA

Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization (“EBITDA”) and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses (“Adjusted EBITDA”) to net income in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, litigation settlement costs, certain legal services costs, professional and consulting fees and expenses, severance, separation and employee settlements, share-based compensation and one-time Business Combination expenses and certain adjustments. We believe these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

In addition, our financial covenants under our debt agreements and the earnout incentive plan pursuant to the Business Combination and Recapitalization, are based on a measure similar to Adjusted EBITDA (“Earnout Adjusted EBITDA”). The calculations of Earnout Adjusted EBITDA under our debt agreements and the earnout incentive plan include adjustments for, among other things, pro forma effects related to acquired merchant portfolios and residual streams and run rate adjustments for certain contracted savings on an annualized basis, which are not included as adjustments to Adjusted EBITDA.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures, particularly Adjusted EBITDA or Earnout Adjusted EBITDA, to analyze our performance would have material limitations because their calculations are based on subjective determination regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of our operating results. Although other companies may report measures entitled “Adjusted EBITDA” or similar in nature, numerous methods may exist for calculating a company’s Adjusted EBITDA or similar measures. As a result, the methods we use to calculate Adjusted EBITDA and Earnout Adjusted EBITDA may differ from the methods used by other companies to calculate their non-GAAP measures.

The reconciliations of EBITDA, Adjusted EBITDA and Earnout Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

(dollars in thousands)	Quarter Ended September 30,		Three Quarters Ended September 30,
	2018	2017	2018	2017

Net (loss) income (GAAP)	$(2,562)	$2,258	$(11,367)	$2,719
Adjusted for:
Add: Interest expense (1)	7,334	6,418	21,893	18,600
Add: Depreciation and amortization	4,899	3,602	12,679	11,254
Less: Corporate income tax benefit	(991)	—	(991)	—
EBITDA (non-GAAP)	8,680	12,278	22,214	32,573
Further adjusted for:
Add: Non-cash and certain other expense (2)	(71)	986	5,644	3,010
Add: Litigation settlement costs	1,596	—	1,596	5
Add: Certain legal services (3)	718	1,780	3,901	3,286
Add: Professional and consulting fees and expenses (4)	1,453	388	5,681	1,063
Add: Severance, separation and employee settlements	81	—	222	139
Add: Equity-based compensation	268	195	1,063	726
Add: Other non-recurring expenses and adjustments	—	—	55	—
Adjusted EBITDA (non-GAAP)	12,725	15,627	40,376	40,802
Further adjusted for:
Add: Other tax expense	—	(7)	146	150
Add: Pro-forma impacts for acquisitions	820	300	7,633	1,003
Add: Contracted revenue and savings	273	—	2,924	1,743
Earnout Adjusted EBITDA (non-GAAP)	$13,818	$15,920	$51,079	$43,698

(1) Interest expense consists of interest on outstanding debt and amortization of deferred financing fees and original issue discounts.

(2) Primarily non-cash fair value and other adjustments, including change in fair value of warrants, debt modification/extinguishment expenses, change in fair value of earnout obligations, equity in loss and impairment of unconsolidated entities and, to a lesser extent, certain non-recurring Business Combination and integration-related expenses.

(3) Legal services relates to acquisitions, legal settlements and other litigation expenses.

(4) Primarily Business Combination related, capital markets, accounting advisory, IT consulting and sponsor management fees and expenses, as well as a consulting arrangement with a non-independent director.

Liquidity and Capital Resources

Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, technology solutions, and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next twelve months.

Our principal uses of cash are to pay commissions to our distribution partners and internal sales staff, merchant portfolio, other asset and business acquisitions and distribution partner advances, operating expenses, interest expense and investments in technology infrastructure.

Our working capital, defined as current assets less current liabilities, was $24.0 million at September 30, 2018 and $39.5 million at December 31, 2017. As of September 30, 2018, we had cash totaling $17.2 million compared to $28.0 million at December 31, 2017. These balances do not include restricted cash, which reflects cash accounts holding reserves for potential losses and customer settlement funds, of $18.3 million at September 30, 2018 and $16.2 million at December 31, 2017.

The following table reflects our cash flows for the comparative interim periods.

(dollars in thousands)	Three Quarters Ended September 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$24,836	$28,979
Investing activities	(42,345)	(7,350)
Financing activities	8,827	(24,875)
Net decrease in cash and restricted cash	$(8,682)	$(3,246)

Cash Provided By Operating Activities

Net cash provided by operating activities was $24.8 million and $29.0 million for the three quarters ended September 30, 2018 and 2017, respectively. The $4.1 million, or 14.3%, decrease was principally the result of our swing to a net loss, reflecting a $14.1 million change in net (loss) income, partially offset by changes in operating working capital. Changes in operating working capital increased by $6.2 million for the three quarters ended September 30, 2018 compared to the same period in 2017, mainly reflecting decreases in accounts receivable and notes receivable compared to the corresponding prior year period, partially offset by a substantially lower increase in accounts payable compared to the corresponding prior year period.

Cash Used In Investing Activities

Net cash used in investing activities was $42.3 million and $7.4 million for the three quarters ended September 30, 2018 and 2017, respectively. Cash flow used in investing activities includes the acquisitions of merchant portfolios, purchases of property, equipment and software and current period acquisitions. For the three quarters ended September 30, 2018, we invested $26.4 million in merchant portfolio asset acquisitions, a $23.9 million increase from the three quarters ended September 30, 2017. We used $7.5 million for business acquisitions in the three quarters ended September 30, 2018, compared to zero in the corresponding prior year period. Cash used for purchases of property, plant and equipment for the three quarters ended September 30, 2018 was $8.4 million, an increase of $3.5 million from the three quarters ended September 30, 2017. The increase in purchases was driven primarily by equipment purchases for MX Connect and CPX, capitalization of internally developed software and improvements to the legal and CPX office space.

Cash Provided By (Used In) Financing Activities

Net cash from financing activities was $8.8 million in the three quarters ended September 30, 2018 compared to net cash used in financing activities of $24.9 million in the corresponding prior year period. Cash flow from financing activities for the three quarters ended September 30, 2018 reflected primarily proceeds from the January 2018 debt upsizing and proceeds from the Recapitalization, offset in part by cash used in equity redemptions, the redemption of the GS warrant, and distributions to members prior to July

25, 2018. Cash flows used in financing activities for the three quarters ended September 30, 2017 reflected primarily equity redemptions partially offset by a net increase in long term debt.

Long-Term Debt

As of September 30, 2018, we had outstanding long-term debt of $352.2 million (compared to $283.1 million at December 31, 2017), an increase of $69.1 million, consisting of outstanding debt of $263.5 million under the Senior Secured Credit Facility (including $2.7 million in current portion of long-term debt) and $88.7 million under the GS subordinated term loan (including accrued payment-in-kind (“PIK”) interest through September 30, 2018). We have a $25.0 million revolving credit facility with SunTrust Bank, which was undrawn as of September 30, 2018 and December 31, 2017. We drew $8.0 million on our revolving credit facility in October 2018 to partially finance a merchant portfolio acquisition.

Outstanding borrowings under the Senior Secured Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) with a floor of 1.0%, plus an applicable margin. The margin stood at 5.0% as of September 30, 2018, which was a reduction from 6% as of December 31, 2017, due to amendments made in connection with the January 2018 debt upsizing. The Senior Secured Credit Facility is secured by a pledge of substantially all of our assets, all of the capital stock of our subsidiaries, and 65% of our outstanding voting equity interests and all of our outstanding non-voting equity interests in Priority. The Subordinated Term Loan provides for cash and PIK interest components. Cash interest is payable at an annual rate of 5.0% while PIK interest resets on a quarterly basis based on our Total Net Leverage Ratio, as defined in the credit agreement relating to the Subordinated Term Loan, with a floor of 5.0%. The Subordinated Term Loan is secured by a subordinate pledge of substantially all of our assets. As of September 30, 2018, the outstanding amount on the Subordinated Term Loan totaled $88.7 million, a $3.6 million increase from December 31, 2017 attributable to the accrual of PIK interest. The outstanding principal amounts under the Senior Secured Credit Facility and the Subordinated Term Loan mature in January 2023 and July 2023, respectively. Refer to Note 7, Long-Term Debt and Warrant Liability, to our unaudited condensed consolidated financial statements included herein. The $25 million revolving credit facility expires in January 2022. The PIK interest payable on the Subordinated Term Loan decreased from 6.25% as of December 31, 2017 to 5.5% in January 2018 (which remained the applicable PIK rate as of September 30, 2018) due to our improved Total Net Leverage Ratio, as defined in the credit agreement.

The Senior Secured Credit Facility and the Subordinated Term Loan contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. The financial covenants include requirements to maintain certain leverage and fixed charge coverage ratios.

As of September 30, 2018, financial covenants under the Senior Secured Credit Facility required the Total Net Leverage Ratio, as defined in the agreement, not to exceed 6.25:1.00 and a First Lien Net Leverage Ratio, as defined in the agreement, not to exceed 4.25:1.00. The Net Leverage Ratios are determined using the outstanding debt balance and Earnout Adjusted EBITDA, as defined above. For a reconciliation of Earnout Adjusted EBITDA to net income, see above under “-Certain Non-GAAP Measures.” We are required to make quarterly principal payments under the Senior Secured Credit Facility as well as additional mandatory prepayments based on Excess Cash Flow, as determined and defined in the credit agreement. The Subordinated Term Loan contains financial covenants similar to the Senior Secured Credit Facility. As of September 30, 2018, we were in compliance with our financial covenants.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations, except those that are included in our unaudited condensed consolidated financial statements included in this Quarterly Report.

Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations and commitments compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Priority” included in the Form 8-K.

Related Party Transactions

We have a management services agreement and an annual bonus payout with PSD Partners, which is owned by Tom Priore, our Executive Chairman and a member of Priority Investments Holdings, LLC, which is in turn the member owner of Priority Incentive Equity Holdings, LLC. For the three quarters ended September 30, 2018 and 2017, we incurred a total of $0.9 million and $0.6 million, respectively, for costs related to management service fees, annual bonus payout, and occupancy fees.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Priority” in the Form 8-K. Changes to our critical accounting policies from those previously disclosed are included in Note 1, The Company and Basis of Presentation, to our unaudited condensed consolidated financial statements included herein.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See Note 1, The Company and Basis of Presentation, to our unaudited condensed consolidated financial statements included herein for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Our Senior Secured Credit Facility bears interest at a rate based on LIBOR plus a fixed margin that changes periodically. As of September 30, 2018, we had $263.5 million in outstanding borrowings under our Senior Secured Credit Facility. The applicable LIBOR rate stood at 2.1% at September 30, 2018 and the fixed margin stood at 5%, for an interest rate of 7.1%.

A hypothetical 1.0% increase or decrease in the applicable LIBOR rate on Priority’s outstanding indebtedness under the Senior Secured Credit Facility for the three quarters ended September 30, 2018 would have increased or decreased interest expense by approximately $2.0 million. Per annum, a 1% hypothetical increase or decrease in the applicable LIBOR on this debt rate would increase annual interest expense by approximately $2.6 million.

There have been no significant changes to our outstanding indebtedness compared to those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Priority” and "Qualitative and Quantitative Disclosures About Market Risk" included in the Form 8-K.

We currently do not hedge against interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting described below, which are in the process of being remediated.
Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

As disclosed in “Risk Factors- Risk Factors Relating to the Business Combination and the Ownership of Our Common Stock” in the Form 8-K, we identified material weaknesses in internal control over financial reporting related to (1) lack of sufficient accounting and financial reporting resources and (2) deficiencies in certain aspects of our financial statement review and close processes. In order to begin to remediate the material weaknesses described above, during the three quarters ended September 30, 2018, we undertook or were engaged in the following measures or activities to address the material weaknesses in internal control over financial reporting:

•	recruiting and hiring additional qualified financial reporting personnel;

•	retaining outside consultants to assist us in the preparation of our financial statements and SEC disclosures; and

•	implementing additional policies and procedures to enhance internal control and provide timely reconciliation and review of the Company's accounting policies and procedures.

As we continue to evaluate and improve our internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary.
Management is committed to improving our internal control processes and intends to meet with the Audit Committee on a regular basis to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting.
Except as set forth above, we have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings and claims which occur in the normal course of our business. Except as disclosed below, we are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

During October 2018 we finalized a settlement for a legal matter for $1.6 million, which was recorded as other operating expenses in the accompanying unaudited condensed consolidated statement of operations for the quarter and three quarters ended September 30, 2018.

ITEM 1A. RISK FACTORS

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in the Form 8-K, with the exception of the items listed below:

Nasdaq may delist our warrants from trading on its exchange, which could limit warrant holders' ability to make transaction in our warrants.

In August 2018, we received a notice from Nasdaq stating Nasdaq's intentions to suspend our common stock and warrants from trading on the exchange based on our failure to have at least 400 round lot holders of the common stock and warrants. Following a hearing in October 2018 at which we presented a plan with respect to the warrants, Nasdaq determined to maintain the listing of our common stock and extended the listing compliance deadline for our warrants.

If Nasdaq delists our warrants from trading on Nasdaq and we are not able to list our securities on another national securities exchange, our warrants could be quoted on an over -the-counter market. However, even if that were to occur, holders of warrants could face significant material adverse consequences, including:

•	a limited availability of market quotations for the warrants;

•	reduced liquidity for the warrants;

•
a determination that our warrants are a "penny stock" which will require brokers trading in our warrants to adhere to more stringent rules and possible result in a reduced level of trading activity in the secondary trading market for our warrants; and

•	the risk that market makers that initially make a market in our unexchanged warrants eventually cease to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2018, we issued 190,078 shares of our common stock and paid $2,000,000 in cash to the sellers of M.Y. Capital Inc. and Payments In Kind, Inc. The shares were issued in a private placement exempt from the registration of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exh. #		Exhibit Description

3.1		Second Amended and Restated Certificate of Incorporation of Priority Technology Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of the Form 8-K filed July 31, 2018
3.2		Amended and Restated Bylaws of Priority Technology Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the Form 8-K filed July 31, 2018
10.1		Registration Rights Agreement dated as of July 25, 2018 by and among M I Acquisitions, Inc. and the other parties thereto.	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 31, 2018
10.2	*	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 31, 2018
10.3	*	Priority Technology Holdings, Inc. Earnout Incentive Plan	Incorporate by reference to Exhibit 10.3 of the Form 8-K filed on July 31, 2018
31.1		Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.	Filed herewith
31.2		Rule 13a-15(e)/15d-15(e) and 13a-15(f)/15d-15(f) Certification.	Filed herewith
32		Section 1350 Certification.	Filed herewith

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

November 14, 2018	/s/ John Priore John Priore Chief Executive Officer (Principal Executive Officer)

November 14, 2018	/s/ Bruce E. Mattox Bruce E. Mattox Chief Financial Officer (Principal Financial and Accounting Officer)