Form 10-K
period 2018-12-31
Priority Technology Holdings, Inc.
filed 2019-03-29
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________
Commission file number: 001-37872

Priority Technology Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4257046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Westside Parkway, Suite 155 Alpharetta, Georgia	30004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 935-5961

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value	Nasdaq Global Market
Warrants	Nasdaq Global Market
Units, each consisting of one share of common stock and one warrant	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  (X)     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  (X)     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," ''accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	X	Smaller reporting company	X
		Emerging growth company	X
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  (X)

As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $52.8 million (based upon the closing sale price of the common stock on that date on The Nasdaq Capital Market).

As of March 22, 2019, 67,458,396 shares of common stock, par value $0.001 per share, were issued and outstanding.

  Priority Technology Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward- looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	competition in the payment processing industry;

•	the use of distribution partners;

•	any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise;

•	any breakdowns in our processing systems;

•	government regulation, including regulation of consumer information;

•	the use of third-party vendors;

•	any changes in card association and debit network fees or products;

•	any failure to comply with the rules established by payment networks or standards established by third-party processor;

•	any proposed acquisitions or any risks associated with completed acquisitions; and

•	other risks and uncertainties set forth in the "Item 1A - Risk Factors" section of this Annual Report on Form 10-K.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, including the risk factors set forth on page 20 of this Annual Report on Form 10-K, that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Terms Used in the Annual Report on Form 10-K

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the terms "Company," "Priority," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

PART I.

ITEM 1. BUSINESS

Basis of Presentation

On July 25, 2018, MI Acquisitions, Inc. ("MI Acquisitions"), which was formed under the laws of the State of Delaware on April 23, 2015, acquired all of the outstanding member equity interests of Priority Holdings, LLC in exchange for the issuance of MI Acquisitions' common stock. As a result, Priority Holdings, LLC, which was previously a privately-owned company, became a wholly-owned subsidiary of MI Acquisitions (the "Business Combination"). Simultaneously, MI Acquisitions changed its name to Priority Technology Holdings, Inc. For financial accounting and reporting purposes under generally accepted accounting principles in the United States ("GAAP"), the acquisition was accounted for as a "reverse merger." Under this method of accounting, MI Acquisitions is treated as the acquired entity whereby Priority Holdings, LLC was deemed to have issued common stock for the net assets and equity of MI Acquisitions accompanied by a simultaneous equity recapitalization of Priority Holdings, LLC. Net assets of the Company are stated at historical cost and accordingly the equity and net assets of the Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Priority Holdings, LLC. Prior to July 25, 2018, the results of operations, cash flows, and financial position are those of Priority Holdings, LLC. The units and corresponding capital amounts and earnings per unit of Priority Holdings, LLC prior to July 25, 2018 have been retroactively restated as shares reflecting the exchange ratio established in the recapitalization.

 Overview of the Company

We are a leading provider of merchant acquiring and commercial payment solutions, offering unique product capabilities to small and medium businesses ("SMBs"), enterprises and distribution partners such as retail independent sales organizations ("ISOs"), financial institutions ("FIs"), wholesale ISOs, and independent software vendors ("ISVs") in the United States. The Company, then Priority Holdings, LLC, was founded in 2005 with a mission to build a merchant inspired payments platform that would advance the goals of our SMB and enterprise clients and distribution partners. Since 2013, we have grown from the 38th largest U.S. merchant acquirer to become the 13th largest and 6th largest non-bank merchant acquirer as of the end of 2017, measured by Visa and MasterCard purchase volume according to the December 2017 Nilson Report. In 2018 and 2017, we processed over 466 million and 439 million transactions, respectively, and over $38 billion and $35 billion, respectively, in bankcard payment volume across approximately 181,000 and 174,000, respectively, merchants. Headquartered in Alpharetta, Georgia, we had 562 employees as of December 31, 2018 and are led by an experienced group of payments executives.

Our growth has been underpinned by three key strengths: (1) a cost-efficient, agile payment and business processing infrastructure, known internally as Vortex.Cloud and Vortex.OS, (2) two proprietary product platforms: the MX product suite targeting the consumer payments market and the commercial payments exchange ("CPX") product suite targeting the commercial payments market and (3) focused distribution engines dedicated to selling into business-to-consumer ("B2C") and commercial payments business-to-business ("B2B") markets.

The MX Product line provides technology-enabled payment acceptance and business management capabilities to merchants, enterprises and our distribution partners. The MX product line includes: (1) our MX ISO/Agent and VIMAS reseller technology systems (collectively referred to as "MX Connect") and (2) our MX Merchant products, which together provide resellers and merchant clients, a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. MX Connect provides our consumer payments reselling partners with automated tools that support low friction merchant on-boarding, underwriting and risk management, client service, and commission processing through a single mobile-enabled, web-based interface. The result is a smooth merchant activation onto our flagship consumer payments offering, MX Merchant, which provides core processing and business solutions to SMB clients. In addition to payment processing, the MX Merchant product line encompasses a variety of proprietary and third-party product applications that merchants can adopt such as MX Insights, MX Storefront, MX Retail, MX Invoice, MX B2B and ACH.com, among others. This comprehensive suite of solutions enables merchants to identify key consumer trends in their business, quickly implement e-commerce or retail point-of-sale ("POS") solutions, and even handle automated clearing house ("ACH") payments. By empowering resellers to adopt a consultative selling approach and embedding our technology into the critical day-

to-day workflows and operations of both merchants and resellers, we believe that we have established and maintained "sticky" relationships. We believe that our strong retention, coupled with consistent merchant boarding, have resulted in strong processing volume and revenue growth.

The CPX platform, like the MX Product line, provides a complete solution suite designed to monetize all types of B2B payments by maximizing automation for buyers and suppliers. CPX supports virtual card, purchase card, electronic fund transfer, ACH and check payments, intelligently routing each transaction via the optimal payment method. Underlying our MX and CPX platforms is the Company's Vortex.Cloud and Vortex.OS enterprise infrastructure, a curated cloud and application programming interface ("API") driven operating system built for scale and agility.

We developed an entirely virtual computing infrastructure in 2012. This infrastructure, known as Vortex.Cloud, is a highly-available, redundant, and audited payment card industry ("PCI"), Health Insurance Portability and Accountability Act ("HIPAA"), NACHA, and Financial Stability Oversight Council (the "FSOC") computing platform with centralized security and technical operations. We strive to enable Vortex.Cloud to maintain 99.999% uptime. All computational and IP assets of our operating companies are hosted and managed on Vortex.Cloud infrastructure. With Vortex.Cloud, we have constructed a uniform set of APIs, called Vortex.OS (operating system), that provide critical functionality to our payment divisions. The Vortex OS APIs provide electronic payments, security/crypto, data persistence, time series data (events), and artificial intelligence (AI). The MX and CPX product platforms leverage Vortex.OS and Vortex.Cloud for maximum scalability, high-availability, security, and access to advanced feature sets. The combined result is a purpose build infrastructure and product offering that produces solid organic growth and profit margin results. Furthermore, in addition to supporting a modern product stack, Vortex.Cloud and Vortex.OS enable the rapid inclusion of data and systems of acquisition targets for smooth consolidation to our operating infrastructure and accelerate achievement of revenue and cost synergies.

We sell our B2C merchant acquiring solutions primarily to SMBs through a growing and diverse reseller network, including ISOs, FIs, ISVs, Value-Added Resellers ("VARs") and other referral partners. We maintain stable, long-term relationships with our resellers, bolstered by the integration of MX Connect, a powerful customer relationship management ("CRM") and business operating system. MX Connect is used by our resellers and internal teams to manage their merchant base and accelerate the growth of their businesses through various value-added tools and resources which include marketing resources, automated onboarding, merchant underwriting, merchant activity monitoring and reporting. In addition, we offer ISVs and VARs a technology "agnostic" and feature rich API, providing developers with the ability to integrate electronic payment acceptance into their software and improve boarding efficiency for their merchant base. For the end user, MX Merchant provides a customizable, virtual terminal with proprietary business management tools and add-on applications that create an integrated merchant experience. MX Merchant's add-on applications include invoicing, website builder, inventory management and customer engagement and data analytics focused on targeted marketing among others. These proprietary business management tools and add-on applications, coupled with our omni-channel payment solutions, enable us to achieve attrition rates that, we believe, are well below industry average. MX Merchant can be deployed on hardware from a variety of vendors and operated either as a standalone product or integrated with third-party software. Through MX Merchant, we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption, and value-added service utilization in the SMB market. Our broad go-to-market strategy has resulted in a merchant base that is both industry and geographically diversified in the United States, resulting in low industry and merchant concentration.

In addition to our B2C offering, we have diversified our source of revenues through our growing presence in the B2B market. We work with enterprise clients and leading financial institutions seeking to automate their accounts payable processes. We provide curated managed services and a robust suite of integrated accounts payable automation solutions to industry leading financial institutions and card networks such as Citibank, MasterCard, Visa and American Express, among others. Unlike the consumer payments business which advocates a variable cost indirect sales strategy, Priority Commercial Payments supports a direct sales model that provides turnkey merchant development, product sales, and supplier enablement programs. CPX offers clients a seamless bridge for buyer to supplier (payor to provider) payments by integrating directly to a buyer's payment instruction file and parsing it for payment to suppliers via virtual card, purchase card, ACH +, dynamic discounting, or check. Successful implementation of our Accounts Payable ("AP") automation solutions provides suppliers with the benefits of cash acceleration, buyers with valuable rebate/discount revenue, and the Company with stable sources of payment processing and other revenue. Considering that the commercial payments volume in the United States is over twice the size of consumer payments and substantially less penetrated for electronic payments, we believe that this market represents a high growth opportunity for us.

More recently, we began to build our Integrated Partners component which offers solutions for ISVs, third-party integrators, and merchants that allow for the leveraging of our core payments engine via application program interfaces ("APIs") resources. Integrated Partners connects businesses with other businesses and their customers in the real estate, hospitality, and health care marketplaces.

We generate revenue primarily from fees charged for processing payment transactions, and to a lesser extent, from monthly subscription services and other solutions provided to merchants. Processing fees are generated from the ongoing sales of our merchants under multi-year merchant contracts, and thus are highly recurring in nature. Due to the nature of our strong reseller-centric distribution model and differentiated technology offering, we can drive efficient scale and operating leverage, generating robust margins and profitability.

For the year ended December 31, 2018, we generated revenue of $424.4 million, a net loss of $15.0 million and Adjusted EBITDA (a non-GAAP measure) of $52.9 million, compared to revenue of $425.6 million, net income of $4.6 million and Adjusted EBITDA of $56.9 million for the year ended December 31, 2017. For a discussion of Adjusted EBITDA and a reconciliation to net income (loss), the most directly comparable measure under GAAP, please see the section entitled "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations—Certain Non-GAAP Measures" elsewhere in this Annual Report on Form 10-K.

Industry Overview

The B2C payment processing industry provides merchants with credit, debit, gift and loyalty card and other payment processing services, along with related value-added solutions and information services. The industry continues to grow, driven by wider merchant acceptance, increased consumer use of electronic payments and advances in payment technology. The proliferation of bankcards and use of other payment technologies has made the acceptance of electronic payments through multiple channels a virtual necessity for many businesses, regardless of size, to remain competitive. This increased use and acceptance of bankcards and the availability of more sophisticated products and services has resulted in a highly competitive and specialized industry.

Services to the SMB merchant market have been historically characterized by basic payment processing without ready access to more sophisticated technology, value-added solutions, or customer service that are typically offered to large merchants. To keep up with the changing demands of how consumers wish to pay for goods and services, we believe that SMB merchants increasingly recognize the need for value-added services wrapped around omni-channel payment solutions that are tailored to their specific business needs.

Key Industry Trends

The following are key trends we believe are impacting the merchant acquiring / payment processing industry:

•
Trend Toward Electronic Transactions. We believe the continued shift from cash/paper payments toward electronic / card payments will drive growth for merchant acquirers and processors as volume continues to grow correspondingly. According to the December 2017 Nilson Report, card and electronic-based payments will make-up 83% of U.S. consumer payments (dollar volume) by 2021, compared to 64% and 75% in 2011 and 2016, respectively. We believe the continued migration from cash to card and overall market growth will continue to provide tailwinds to the electronic payments industry.

•
Increasing Demand for Integrated Payments. Merchant acquirers are increasingly differentiating themselves from competitors via innovative technology, including integrated POS solutions ("integrated payments"). Integrated payments refer to the integration of payment processing with various software solutions and applications that are sold by VARs and ISVs. Integrated software tools help merchants manage their businesses, streamline processes, lower costs, increase accuracy, and drive growth for businesses. The broader solutions delivered as part of an integrated payments platform have become an increasingly important consideration point for many SMBs, whereas pricing was historically the key factor influencing the selection of a merchant acquirer. Merchant acquirers that partner with VARs and ISVs to integrate payments with software or own the software outright may benefit most from new revenue streams and higher merchant retention.

•
Mobile Payments. Historically, e-commerce was conducted on a computer via a web browser; however, as mobile technologies continue to proliferate, consumers are making more purchases through mobile browsers and native mobile applications. We believe this shift represents a significant opportunity given the high growth rates of mobile payments volume, higher fees for card-not-present and cross-border processing and potential for the in-app economy to stimulate and/or alter consumer spending behavior.

•
Migration to EMV. EMV, which stands for Europay, MasterCard and Visa, is the global payments standard that utilizes chip technology on cards designed to increase security. EMV technology employs dynamic authentication for each transaction, rendering any data copied from magnetic strip readers to produce counterfeit cards unusable. Demand for EMV ready terminals should remain resilient in the near term due to the following:

•	The United States was one of the last countries to adopt EMV technology, leaving a large group of merchants still transitioning to the EMV standards; and

•	U.S. merchants are penalized for failing to comply with EMV standards by bearing the chargeback risk when presented with an EMV enabled card when the terminal is non-compliant.

The large majority of our third-party products are EMV enabled, and we expect that most new hardware sales will be EMV enabled devices, although all hardware sales constitute only a small portion of our total revenue.

B2B payments is the largest payment market in the United States by volume and presents a significant opportunity for payment providers to capitalize on the conversion of check and paper-based payments to electronic payments, including card-based acceptance. As businesses have increasingly looked to improve efficiency and reduce costs, the electronification of B2B payments has gained momentum. Business Insider estimates that over 51% of B2B volume was paid via check in 2016, mainly due to the complex and cumbersome process associated with B2B payments, including invoicing, delayed payment terms and use of multiple banks.

Electronics Payments Overview

The payment processing and services industry provides the infrastructure and services necessary to enable the acceptance, processing, clearing and settlement of electronic payments predominantly consisting of credit card, debit card, ACH payments, gift cards and loyalty rewards programs. Characterized by recurring revenues, high operating leverage, and robust cash flow generation, the industry continues to benefit from the mass migration from cash and checks to electronic payments. According to the December 2017 Nilson Report, purchase volume on credit, debit and prepaid cards in the United States was approximately $6.2 trillion in 2016 and is estimated to reach nearly $8.5 trillion by 2021, a compound annual growth rate of 6.6%.

There are five key participants in the payment processing value chain: (i) card issuing banks, (ii) merchant acquirers, (iii) payment networks, (iv) merchant processors and (v) sponsor banks. Each of these participants performs key functions in the electronic payments process, while other entities, such as terminal manufacturers, gateway providers and independent sales organizations also play important functions within the value chain.

•
Card Issuing Banks – Typically financial institutions that issue credit/debit cards to consumers (also underwrite the risk associated the cards), authorize (check for fraud and sufficient funds) transactions and transfer funds through the payment networks for settlement. Some card issuers do not have the ability to process transactions in-house, in which case the issuer may engage a card processor.

•
Merchant Acquirers – Firms that sign up merchants to their platform through a variety of sales channels, enabling them to accept, process and settle electronic payments. Additionally, merchant acquirers provide other value-added services to help merchants run their businesses more efficiently, such as helping to select POS hardware and providing customer support and services.

•
Payment Networks – Card brand companies, such as MasterCard or Visa, that set rules and provide the rails to route transactions and information between card issuers, merchant acquirers and payments processors in real-time over vast communication networks.

•
Merchant Processors – Firms that provide the technology needed to allow for payment authorization, data transmission, data security and settlement functions. Oftentimes the term merchant acquirer and processor are used synonymously; however, they perform two distinct functions (sometimes provided by the same entity).

•
Sponsor Banks – Financial Institutions that are acquiring members of Visa and MasterCard and provide sponsorship access to acquirers and processors to the card networks. Sponsor banks provide merchants the ultimate access to the card networks for their processing activity.

The industry also includes other third-party providers, including service, software and hardware companies that provide products and services designed to improve the experience for issuers, merchants and merchant acquirers. This category includes mobile payment enablers, terminal manufacturers, and ISV's.

Each electronic payment transaction consists of two key steps: the front-end authorization and back end settlement.

•	Front End Authorization – The original request for payment authorization that occurs when the card is swiped or inserted at the POS or the data is entered into an online gateway.

•
Back End Settlement – The settlement and clearing process consists of settling outstanding payables and receivables between the card issuing bank & merchant bank. This process is facilitated by a back-end processor that utilizes the network's platform to send outstanding payable information and funds between the two parties.

A credit or debit card transaction carried out offline or through signature debit is a two-message process, with the front end occurring at the POS and the back end occurring later as a part of a batch processing system that clears all of the day's payments from transaction occurring throughout the day. Credit and debit card transactions carried out with personal identification numbers consist of a single message, whereby the authorization and clearing occur immediately – the money is instantly debited from the cardholder's checking account, although the settlement of funds (the transfer to the merchant's account) may happen later as part of a batch process.

Illustrative Consumer Payments Transaction

ILLUSTRATIVE $100 TRANSACTION, WITH 2.5% MERCHANT DISCOUNT RATE

Merchant Acquiring / Payment Processing
$0.40
Resellers / ISVs
$0.28
Merchant Acquirer
PRIORITY
$0.01
Sponsor Bank
<$0.05
Processor
$0.16
Payment Network
mastercard
VISA
$1.60
Card Issuing Bank
$97.50
Merchant
($100.00)
Consumer
Payment / Item Flow
Authorization / Data Flow

Competitive Strengths

We possess certain attributes that we believe differentiate us as a leading provider of merchant acquiring and commercial payment solutions in the United States. Our key competitive strengths include:

Purpose-Built Proprietary Technology

We have strategically built our proprietary software to provide technology-enabled payment acceptance and business management solutions to merchants, enterprises and resellers. The MX product line is embedded into the critical day-to-day workflows and operations of both merchants and resellers, leading to highly "sticky" relationships and high retention. CPX provides a complete commercial solution suite that monetizes commercial payments and maximizes automation for buyers and suppliers. By integrating with Vortex.Cloud and Vortex.OS, MX and CPX can scale in a cost-effective and efficient manner, while enhancing features and functionality. Both product lines also support low friction merchant onboarding and an integrated value-added product offering for merchants, resellers and ISVs in the consumer and commercial payment space. Furthermore, in addition to supporting a modern user experience, Vortex.Cloud enables the rapid inclusion of data and systems of acquisition targets for smooth consolidation to our operating infrastructure and accelerates achievement of revenue and of cost synergies.

Diverse Reseller Community

We maintain strong reseller relationships with approximately 1,000 ISOs, FIs, ISVs, VARs and other referral partners. MX Connect enables resellers to efficiently market merchant acquiring solutions to a broad base of merchants through this one-to-many distribution model. Resellers leverage MX Connect's powerful CRM and business operating features to manage their internal sales teams and engage their merchant base through various value-added tools and resources, such as marketing resources, automated onboarding, merchant underwriting, merchant activity monitoring and reporting, to support the growth of their businesses. We believe that our ability to service our reseller partners through a comprehensive offering provides a competitive advantage that has allowed the company to build a large, diverse merchant base characterized by high retention. The strength of our technology offering is manifest in the fact that we maintain ownership of merchant contracts, with most reseller contracts including strong non-solicit and portability restrictions.

Comprehensive Suite of Payment Solutions

MX Merchant offers a comprehensive and differentiated suite of traditional and emerging payment products and services that enables SMBs to address their payment needs through one provider. We provide a payment processing platform that allows merchants to accept electronic payments (e.g. credit cards, debit cards, and ACH) at the point of sale ("POS"), online, and via mobile payment technologies. In addition, through MX Merchant, we deliver innovative business management products and add-on features that meet the needs of SMBs across different vertical markets. Through our MX Merchant platform, we believe we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption and value-add service utilization that is underway in the SMB market. We believe our solutions facilitate a superior merchant experience that results in increased customer lifetime value.

Highly Scalable Business Model with Operating Leverage

As a result of thoughtful investments in our technology, we have developed robust and differentiated infrastructure that has enabled us to scale in a cost-efficient manner. Our purpose-built proprietary technology platforms, MX and CPX, each serve a unique purpose within consumer and commercial payments, enabling the company to realize significant operating leverage within each business segment. Furthermore, the agility of our Vortex.Cloud and Vortex.OS enterprise infrastructure enables us to quickly and cost efficiently consolidate acquisitions to drive revenue and cost synergies. Our operating efficiency supports a low capital expenditure environment to develop product enhancements that drive organic growth across our consumer and commercial payment ecosystems and attract both reselling partners and enterprise clients looking for best-in-class solutions. By creating a cost-efficient environment that facilitates the combination of ongoing product innovation to drive organic growth and stable cash flow to fund acquisitions, we anticipate ongoing economies of scale and increased margins over time.

Experienced Management Team Led by Industry Veterans

Our executive management team has a record of execution in the merchant acquiring and technology-enabled payments industry. Our team has continued to develop and enhance our proprietary and innovative technology platforms that differentiate us with merchants and resellers in the industry. Since founding the Company, our leadership team has built strong, long-term relationships with reseller and enterprise partners by leveraging the MX and CPX product platforms to meet the needs of businesses in specific vertical markets. We invest to attract and retain executive leadership that align with the opportunities in the market and our strategic focus.

Growth Strategies

We intend to continue to execute a multi-pronged growth strategy, with diverse organic initiatives supplemented by acquisitions. Growth strategies include:

Organic Growth in our Consumer Reseller and Merchant Base

We expect to grow through our existing reseller network and merchant base, capitalizing on the inherent growth of existing merchant volume and reseller merchant portfolios. By providing resellers with agile tools to manage their sales businesses and grow their merchant portfolio, we have established a solid base from which to generate new merchant adoption and retain existing merchants. By engaging in a consultative partnership approach, we maintain strong relationships with our reseller partners and continues to exhibit strong merchant adoption and volume growth trends. Through our resellers, we provide merchants with full-service acquiring solutions, as well as value-added services and tools to streamline their business processes and enables them to focus on driving same store sales growth.

Expand our Network of Distribution Partners

We have established and maintains a strong position within the reseller community, with approximately 1,000 partners. We intend to continue to expand our distribution network to reach new partners, particularly with ISVs and VARs to expand technology and integrated partnerships. We believe that our MX Connect technology offering enables us to attract, and retain, high quality resellers focused on growth.

Increase Margin per Merchant with Complementary Products and Services

We intend to drive the adoption of our value-added services and tools with our merchant base. MX Merchant allows merchants to add proprietary Priority applications as well as other third-party applications from the MX Merchant Marketplace to build customized payment solutions that are tailored to a merchant's business needs. As we continue to board new merchants and promote our MX Merchant solution, we can cross-sell these add-on applications. By increasing attachment rates, along with continued benefit from economies of scale, we expect to see improved margins per merchant. Merchants utilizing MX Merchant exhibit somewhat higher retention, contributing to our improving overall retention rates. We believe we are well-positioned to capitalize on the secular trend towards integrated payments solutions, new technology adoption and value-add service utilization in the SMB market.

Deploy Industry Specific Payment Technology

We intend to continue to enhance and deploy our technology-enabled payment solutions in attractive industries. Through MX Merchant, we have developed proprietary applications and added third-party tools that address the specific needs of merchants in certain verticals, including retail, healthcare and hospitality. We continue to identify and evaluate new and attractive industries where we can deliver differentiated technology-enabled payment solutions that meet merchants' industry-specific needs.

Expand Electronic Payments Share of B2B Transactions with CPX

We have a growing presence in the commercial payments market where we provide curated managed services and AP automation solutions to industry leading financial institutions and card networks such as Citibank, MasterCard, Visa and American Express. Commercial payments is the largest and one of the fastest growing payments market in the United States by volume. We are well positioned to capitalize on the secular shift from check to electronic payments, which currently lags the consumer payments markets, by eliminating the friction between buyers and suppliers through our industry leading offering, and driving strong growth and profitability.

Accretive Acquisitions

We intend to selectively pursue strategic and tactical acquisitions that meet certain criteria, with a consistent long-term goal of maximizing stockholder value. We actively seek potential acquisition candidates that exhibit certain attractive attributes including, predictable and recurring revenue, scalable operating model, low capital intensity complementary technology offerings and strong cultural fit. Our Vortex.Cloud operating infrastructure is purpose-built to rapidly and seamlessly consolidate complementary businesses into our ecosystem, optimizing revenue and cost synergies.

Technology Infrastructure and Product Solutions

Infrastructure Offering

Vortex.Cloud

Vortex.Cloud is a highly-available, redundant, and audited (PCI, HIPAA, NACHA, and FSOC) computing platform with centralized security and technical operations. We strive to enable Vortex.Cloud to maintain 99.999% uptime. All computational and IP assets of our payment operating divisions are hosted and managed on Vortex.Cloud infrastructure. Vortex.Cloud enables the rapid inclusion of data and systems of acquisition targets for smooth consolidation to our operating infrastructure and accelerates achievement of revenue and cost synergies.

Vortex.OS

Vortex.OS provides critical technological functionality to our payment operating divisions. The Vortex.OS APIs include: electronic payments, security/crypto, data persistence, time series data (events), and artificial intelligence (AI). Our purpose-built payments engine facilitates industry leading organic growth and efficient consolidation of acquisitions resulting in strong profit margins.

Consumer Payments Offering

Reseller Tools

MX Connect

Our objective is to empower our resellers to grow their businesses and improve their merchant portfolios. To do so, we provide our resellers with a feature rich API architecture, powerful merchant relationship management tools, and thought leadership resources. MX Connect provides dynamic portfolio management giving resellers total control over their financial data along with convenient low friction merchant onboarding, automated underwriting, and robust portfolio reporting and compensation tracking.

In addition, we offer our resellers thought leadership resources to support their growth and educate their employees. Priority University ("PriorityU") includes proprietary white papers on Apple Pay, EMV, regulations & compliance, and other industry topics. PriorityU also includes a comprehensive set of marketing and training tools that re-sellers can leverage to train their employees and tactfully engage merchants. In addition to the written and video-based tools on our website, we maintain a live reseller support phone line to provide resellers with real time assistance.

Finally, we offer our resellers Brand Licensing and Wholesale Development Programs which allow resellers to leverage the strength of the Priority brand for immediate and meaningful marketing impact.

Merchant Products

Our core payment processing technology allows merchants to accept electronic payments via multiple integrated POS technologies. However, our payment processing platform goes beyond traditional electronic payments acceptance with a fully integrated platform called MX Merchant. Our proprietary product maximizes the lifetime value of merchant relationships.

MX Merchant

Our flagship offering, MX Merchant, is a customizable payments platform that allows merchants to accept electronic payments and manage their business. Merchants can accept credit cards, debit cards, and cash using a virtual terminal, monitor payment activity in real-time, manage payment history and customer data, and create customizable reports and statements. MX Merchant is a proprietary software platform and virtual terminal that can be deployed on hardware from a variety of vendors and operated on a standalone basis or integrated with 3rd party software products.

The MX Merchant platform also allows customers to add applications from the MX Merchant Marketplace to build a payment platform customized to that merchant's business, including:

•	MX Invoice – Invoice and recurring billing app which speeds up the payment process and creates automatic, trustworthy, and easy to use invoices.

•
MX Retail – Inventory and stock control app utilizing both MX Merchant and MX Retail applications to handle all point-of-sale needs, rewards program and inventory management with an iPhone application.

•	MX B2B – Ensures merchants receive lower rates for Level II / III processing by setting up user level permissions based on job function.

•	MX Insights – Customer engagement and data analytics tool focused on marketing campaigns with intelligent customer targeting through use of big data.

•	MX Storefront – Allows merchants to quickly and easily create a professional, comprehensive, entirely customizable website, complete with full payment integration.

•
MX Medical – Delivers patient payment estimates at the POS of a medical practice. The tool informs patients of their payment responsibility and presents the patient with a range of payment options. Once the patient leaves the medical practice, notifications and messaging are pushed to the patient's mobile device alerting them to future payments.

•	ACH.com – Integrated ACH payment processing platform.

We offer several third-party products and services to our merchants including:

•	ControlScan – On demand tools merchants can utilize to analyze, remediate, and validate PCI compliance.

•	e-Tab – Provides a mobile restaurant / hospitality ordering and payment platform. We acquired the e-Tab business assets in February 2019.

•	Terminals – we offer several EMV ready terminals and mobile card readers from manufacturers such as Ingenico, Verifone, and Magtek.

•	Merchant Financing – we are a reseller of several merchant financing solutions provided by American Express.

Commercial Payments Offering: Managed Services and CPX

We provide curated managed services and AP automation solutions (CPX) on behalf of industry leading financial institutions and card networks such as Citibank, MasterCard, Visa and American Express ("AMEX"). Our turnkey merchant development, business process outsourcing and refined supplier enablement program, allow commercial partners to leverage our long-standing customer relationships. Established in 2008, our commercial payments offering has allowed us to profit from the large and growing commercial payments market. Priority CPX offers solutions to key pain points such as scalability of expanding supplier onboarding while decreasing costs through automation. Successful implementation of our AP automation strategies provides vendors with the benefits of cash acceleration, buyers with valuable rebate/discount revenue, and the Company with stable sources of merchant acquiring, credit card interchange and discount fee revenue.

Managed Services

We provide business process outsourcing services to AMEX that offer AMEX's merchants access to several programs, including AMEX Buyer Initiated Payments ("BIP") and AMEX Merchant Financing loans. Acting as an outsourced sales force, we utilize approximately 180 employees to originate BIP or Merchant Financing loans for AMEX, earning a fee for each origination. Additionally, AMEX compensates us for personnel fees incurred for the employees who sell these outsourced services. We do not take any credit risk associated with the aforementioned programs.

CPX

Priority CPX is a turnkey commercial payments platform that automates the AP payment process between buyers and suppliers to maximize financial rebates and ensure timely, automated payment of vendor payments.

•	CPX Access - Interactive portals connecting Buyers and Suppliers to promote the payment and data exchange between partners.

•	CPX Gateway - Seamless integration with enterprise resource planning systems that produce a single payment file for the entire CPX solutions suite.

•	CPX Commercial Acceptance - Optimize payment programs with a full suite of targeted solutions and powerful outreach campaign management and automated electronic quick-start application.

•	CPX Payments - Leveraging a complete suite of traditional and transitional payment solutions to completely automate AP files.

Sales and Distribution

We reach our consumer payment merchants through three primary sales channels: 1) Retail ISOs/Agents and Financial Institutions (i.e. community banks), 2) Wholesale ISOs, and 3) Independent Software Vendors and Value-Added Resellers. MX Connect allows resellers to engage merchants for processing services and a host of value-added features designed to enhance their customer relationship. Merchants utilize our diverse product suite to manage their business, increasing our ability to retain the merchant if the ISO were to leave the Company.

•
Retail ISOs/Agents and Financial Institutions (i.e. community banks) – A non-risk bearing independent company of sales agents, individual sales agent, or financial institution that operates as a sales force on behalf of the Company. Retail resellers are not employed by us but rather are independently contracted to acquire merchants to utilize our payment processing and product offerings. While the reseller serves as the merchant's key contact, the processing contract is between us and the merchant and agreements with resellers include non-solicitation rights. We manage the transaction risk on behalf of retail resellers.

•
Wholesale ISO – A risk bearing independent company of sales agents that operates as a sales force on behalf of the Company. Wholesale ISOs are not employed by us but rather are independently contracted to acquire merchants to utilize our payment processing and product offerings. While the ISO serves as the merchant's key contact, the processing contract is between us and the merchant, and agreements with ISOs include non-solicitation rights. Wholesale ISOs are responsible and bear all transaction risk on their merchant portfolios. We underwrite all such merchants even though wholesale ISOs bear the risk.

•
ISVs and VARs - ISVs develop and sell business management software solutions while VARs sell third-party software solutions to merchants as part of a bundled package that includes the computer systems which operates the software. We partner with ISVs and VARs that can integrate our capabilities into a variety of software applications (e.g. medical billing software). These integrated payment solutions create an extremely "sticky" customer relationship.

Priority Commercial Payments obtains its "buyer" clients through direct sales initiative and referral and business partnerships with integrated software partners, the card networks (MasterCard, Visa, American Express) and large US banking institutions. We support a direct vendor sales model that provides turnkey merchant development, product sales, and supplier enablement programs. By establishing a seamless bridge for buyer-to-supplier (payor-to-provider) payments that is integrated directly to a buyer's payment instruction file to facilitate payments to vendors via all payment types (virtual card, purchase card, ACH +, dynamic discounting), we have established ourselves as an emerging force in commercial payments.

Our market strategy has resulted in a merchant base that we believe is diversified across both industries and geographies resulting in, what we believe, is more stable average profitability per merchant. No single reseller relationship contributes more than 10% of total bankcard processing volume. On a standalone basis the Priority CPX product would represent the 52nd largest merchant acquirer in the U.S. and among its fastest growing.

Security, Disaster Recovery and Back-up Systems

As a result of normal business operations, we store information relating to our merchants and their transactions. Because this information is considered sensitive in nature, we maintain a high level of security to attempt to protect it. Our computational systems are continually updated and audited to the latest security standards as defined by payment card industry and data security standards ("PCI DSS"), FSOC, and HIPAA audits. As such, we have a dedicated team responsible for security incident response. This team develops, maintains, tests and verifies our incident response plan. The primary function of this team is to react and respond to intrusions, denial of service, data leakage, malware, vandalism, and many other events that could potentially jeopardize data availability, integrity, and confidentiality. This team is responsible for investigating and reporting on all malicious activity in and around our information systems. In addition to handling security incidents, the incident response team continually educates themselves and us on information security matters.

High-availability and disaster recovery are provided through a combination of redundant hardware and software running at two geographically distinct data centers. Each data center deployment is an exact mirror of the other and each can handle all technical, payment, and business operations for all product lines independently of the other. If one site or service becomes impaired, the traffic is redirected to the other automatically. Business Continuity Planning drills are run each quarter to test fail-over and recovery as well as staff operations and readiness.

Third-Party Processors and Sponsor Banks

We partner with various vendors in the payments value chain to process payments for our merchant clients, most notably processors and sponsor banks, which sit between us (the merchant acquirer) and the card networks. Processing is a scale driven business in which many acquirers outsource the processing function to a small number of large processors. In these partnerships, we serve as a merchant acquirer and enters into processing agreements with payment processors, such as First Data or TSYS, to serve as our front-end and back-end transaction processor for which they are paid processing fees. These processors in turn have agreements with card networks such as Visa and MasterCard, through which the transaction information is routed in exchange for network fees.

To provide processing services, acquirers such as we must be registered with the card networks (e.g. Visa and MasterCard). To register with a card network in the United States, acquirers must maintain relationships with banks willing to sponsor the acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Citizens Bank, Wells Fargo, and Synovus Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by Atlantic Capital Bank, MB Financial Bank, and Regions Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for MasterCard) across the card networks (or ACH network) to authorize and clear transactions.

Risk Management

Our thoughtful merchant and reseller underwriting policies combined with our forward-looking transaction management capabilities have enabled us to maintain low credit loss performance. Our risk management strategies are informed by a team with decades of experience managing merchant acquiring risk operations that are augmented by our modern systems designed to manage risk at the transaction level.

Initial Underwriting- Central to our risk management process is our front-line underwriting policies that vet all resellers and merchants prior to their contracting with us. Our automated risk systems pull credit bureau reports, corporate ownership details, as well as anti-money laundering, Office of Foreign Assets Control ("OFAC") and Financial Crimes Enforcement Network ("FinCEN") information from a variety of integrated data bases. This information is put into the hands of a tenured team of underwriters who conduct any necessary industry checks, financial performance analysis or owner back ground checks, consistent with our policies. Based upon these results the underwriting department rejects or approves and sets appropriate merchant and reseller reserve requirements which are held by our bank sponsors on our behalf. Resellers are subject to quarterly and/or annual assessments for financial strength compliance with our policies and adjustments to reserve levels. The results of our initial merchant underwriting inform the transaction level risk limits for volume, average ticket, transaction types and authorization codes among other items that are captured by our CYRIS risk module—a proprietary risk system that monitors and reports transaction risk activity to our risk team. This transaction level risk module, housed within MX Connect, forms the foundational risk management framework that enables the company to optimize transaction activity and processing scale while preserving a modest aggregate risk profile that has resulted in historically low losses.

Real-Time Risk Monitoring- Merchant transactions are monitored on a transactional basis to proactively enforce risk controls. Our risk systems provide automated evaluation of merchant transaction activity against initial underwriting settings. Transactions that are outside underwriting parameters are queued for further investigation. Also, resellers whose merchant portfolio represents a concentration of investigated merchants are evaluated for risk action (i.e., increased reserves or contract termination).

Risk Audit- Transactions flagged by our risk monitoring systems or that demonstrate suspicious activity traits that have been flagged for review can result in funds being held and other risk mitigation actions. These can include non- authorization of the transaction, debit of reserves or even termination of processing agreement. Merchants are periodically reviewed to assess any risk adjustments based upon their overall financial health and compliance with Network standards. Merchant transaction activity is investigated for instances of business activity changes or credit impairment (and improvement).

Loss Mitigation- In instances where particular transactions and/or individual merchants are flagged for fraud, where transaction activity is resulting in excessive charge-backs, several loss mitigation actions may be taken. These include charge-back dispute resolution, merchant and reseller funds (reserves or processed batches) withheld, inclusion on Network Match List to notify the industry of a "bad actor", and even legal action.

We ensure that our risk and underwriting activities are coordinated with our bank sponsors (Wells Fargo, Citizens Bank and Synovus) and authorization and settlement partners (First Data and TSYS).

Acquisitions of Businesses

On June 19, 2015, we entered into a definitive agreement to purchase substantially all merchant acquiring related assets, except those identified as excluded, of American Credit Card Processing Corp., American Credit Card Processing Corp. II, American

Credit Card Processing Corp. III and their affiliates. The total purchase price consideration was approximately $27.6 million, consisting of cash paid and a contingent earnout payment.

During 2018, we consummated the acquisitions of four businesses for total cash consideration of $7.5 million plus shares of our common stock with a fair value of $5.0 million. There is the potential for additional contingent consideration up to $1.5 million.

For more information regarding our acquisitions, see Note 2, Business Combinations, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Competition

The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume; when excluding banks, we ranked 6th among U.S. merchant acquiring as of 2017, according to the December 2017 Nilson Report. When comparing top non-bank U.S. merchant acquirers by volume, Worldpay holds the leadership position followed by Global Payments, First Data and TSYS. While the scale of these companies is large, we believe there is still ample opportunity for companies like us to continue to grow given the vast amount of growth in MasterCard/Visa purchasing volume which increased in 2017 given the utility of card-based payments by U.S. consumers.

The concentration at the top of the industry partly reflects consolidation; however, we believe that consolidation has also resulted in many large processors having multiple, inflexible legacy IT systems that are not well equipped to adjust to changing market requirements. We believe that the large merchant acquirers whose innovation has been hindered by these redundant, legacy systems risk losing market share to acquirers with more agile and dynamic IT systems, such as Priority.

Pricing has historically been the key factor influencing the selection of a merchant acquirer. However, providers with more advanced tech-enabled services (primarily online and integrated offerings) have an advantage over providers operating legacy technology and offering undifferentiated services that have come under pricing pressure from higher levels of competition. High quality customer service further differentiates providers as this helps to reduce attrition. Other competitive factors that set acquirers apart include price, partnerships with financial institutions, servicing capability, data security and functionality. Leading acquirers are expected to continue to add additional services to expand cross-selling opportunities, primarily in omni-channel payment solutions, POS software, payments security, customer loyalty and other payments-related offerings.

The largest opportunity for acquirers to expand is within the small to medium-sized merchant market. According to First Annapolis, there are approximately 7.2 million small to mid-sized merchants generating over $800 billion in credit/debit dollar volume annually, which equates to approximately $6 billion in acquirer net revenue. JP Morgan estimates that small and mid-sized merchants make up 30% to 35% of U.S. bank card purchase volume. Volume per merchant is lower for acquirers with high penetration rates amongst small businesses; however, this is largely offset by the aggregate processing fee potential and market size.

According to the SMB group, a markets insight firm for small and medium-sized businesses, the majority of small (approximately 67%) and medium-sized businesses (approximately 81%) recognize the upside tech-enabled solutions provide to daily operations and long-term growth potential. As small businesses increasingly demand integrated solutions tailored to specific business functions or industries merchant processors are adopting payment enabled software offerings that combine payments with core business operating software. By subsisting within SMB's critical business software processors are able to improve economic results through better merchant retention and often higher processing margins. Through our MX Merchant platform, we are well-positioned to capitalize on the trend towards integrated solutions, new technology adoption and value added-service utilization in the SMB market.

Government Regulation and Payment Network Rules

We operate in an increasingly complex legal and regulatory environment. We are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that are utilized to provide our electronic payment services, as more fully described below.

Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")

The Dodd-Frank Act, which was signed into law in the United States in 2010, resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction. Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on our results of operations.

In addition, the Dodd-Frank Act limits the ability of payment card networks to impose certain restrictions because it allows merchants to: (i) set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards) and (ii) provide discounts or incentives to encourage consumers to pay with cash, checks, debit cards or credit cards.

The rules also contain prohibitions on network exclusivity and merchant routing restrictions that require a card issuer to enable at least two unaffiliated networks on each debit card, prohibit card networks from entering into exclusivity arrangements and restrict the ability of issuers or networks to mandate transaction routing requirements. The prohibition on network exclusivity has not significantly affected our ability to pass on network fees and other costs to our customers, nor do we expect it to in the future.

The Dodd-Frank Act also created the FSOC, which was established to, among other things, identify risks to the stability of the United States financial system. The FSOC has the authority to require supervision and regulation of nonbank financial companies that the FSOC determines pose a systemic risk to the United States financial system. Accordingly, we may be subject to additional systemic risk-related oversight.

Payment Network Rules and Standards

As a merchant acquirer, we are subject to the rules of Visa, MasterCard, American Express, Discover and other payment networks. In order to provide services, several of our subsidiaries are either registered as service providers for member institutions with MasterCard, Visa and other networks or are direct members of MasterCard, Visa and other networks. Accordingly, we are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions.

Furthermore, payment networks establish their own rules and standards that allocate responsibilities among the payment networks and their participants. These rules and standards, including the PCI DSS, govern a variety of areas including how consumers and merchants may use their cards, data security and allocation of liability for certain acts or omissions including liability in the event of a data breach. The payment networks may change these rules and standards from time to time as they may determine in their sole discretion and with or without advance notice to their participants. These changes may be made for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants, or to serve the strategic initiatives of the networks and may impose additional costs and expenses on or be disadvantageous to certain participants. Participants are subject to audit by the payment networks to ensure compliance with applicable rules and standards. The networks may fine, penalize or suspend the registration of participants for certain acts or omissions or the failure of the participants to comply with applicable rules and standards.

An example of a standard is EMV, which is mandated by Visa, MasterCard, American Express and Discover. This mandate sets new requirements and technical standards, including requiring integrated POS systems to be capable of accepting the more secure "chip" cards that utilize the EMV standard and set new rules for data handling and security. Processors and merchants that do not comply with the mandate or do not use systems that are EMV compliant risk fines and liability for fraud-related losses. We have invested significant resources to ensure our systems' compliance with the mandate, and to assist our merchants in becoming compliant by the applicable deadlines.

To provide our electronic payments services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a bank, we are not eligible for membership in certain payment networks, including Visa and MasterCard, we are therefore unable to directly access these networks. The operating regulations of certain payment networks, including Visa and MasterCard, require us to be sponsored by a member bank as a service provider. We are registered with certain payment networks, including Visa and MasterCard, through Wells Fargo, Citizens Bank and Synovus Bank. The agreements with our bank sponsors give them substantial discretion in approving certain aspects of our business practices including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. We are registered directly as service providers with Discover, American Express and certain other networks. We are also subject to network operating rules promulgated by NACHA—the Electronic Payments Associations relating to payment transaction processed by us using the Automated Clearing House Network. For ACH payments, our ACH network (ACH.com) is sponsored by Atlantic Capital Bank, MB Financial Bank, and Regions Bank.

Banking Laws and Regulations

The Federal Financial Institutions Examination Council (the "FFIEC") is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the National Credit Union Administration, the Office of the Comptroller of the Currency and the Bureau of Consumer Financial Protection. The FFIEC examines large data processors in order to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.

We are considered by the Federal Financial Institutions Examination Council to be a technology service provider ("TSP") based on the services we provide to financial institutions. As a TSP, we are subject to audits by an interagency group consisting of the Federal Reserve System, FDIC, and the Office of the Comptroller of the Currency.

Privacy and Information Security Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of financial institutions and to companies that provide services to financial institutions in the United States, including gaming business. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union and its successor, the General Data Protection Regulation, which became effective in May 2018. Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding and removal or elimination of personal information.

Anti-Money Laundering and Counter-Terrorism Regulation

The United States federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and the "BSA" implementing regulations administered by FinCEN, a bureau of the United States Department of the Treasury, require, among other things, each financial institution to: (1) develop and implement a risk-based anti-money laundering program; (2) file reports on large currency transactions; (3) file suspicious activity reports if the financial institution believes a customer may be violating U.S. laws and regulations; and (4) maintain transaction records. Given that a number of our clients are financial institutions that are directly subject to U.S. federal anti-money laundering laws and regulations, we have developed an anti-money laundering compliance program to best assist our clients in meeting such legal and regulatory requirements.

We are subject to certain economic and trade sanctions programs that are administered by OFAC of the United States Department of Treasury, which place prohibitions and restrictions on all U.S. citizens and entities with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's Specially Designated Nationals list (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address such legal and regulatory requirements and developments. We continue to enhance such programs and policies to ensure that our customers do not engage in prohibited transactions with designated countries, individuals or entities.

Debt Collection and Credit Reporting Laws

Portions of our business may be subject to the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and similar state laws. These debt collection laws are designed to eliminate abusive, deceptive and unfair debt collection practices and may require licensing at the state level. The Fair Credit Reporting Act regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We have procedures in place to comply with the requirements of these laws.

Unfair or Deceptive Acts or Practices

We and many of our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, the UDAP and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants, and in some cases may subject us, as the merchant's payment processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we were deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission and the states attorneys general have authority to take action against non-banks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Indirect Regulatory Requirements

A number of our clients are financial institutions that are directly subject to various regulations and compliance obligations issued by the Consumer Financial Protection Bureau (the "CFPB"), the Office of the Comptroller of the Currency and other agencies responsible for regulating financial institutions. While these regulatory requirements and compliance obligations do not apply directly to us, many of these requirements materially affect the services we provide to our clients. The banking agencies, including the Office of the Comptroller of the Currency, have imposed requirements on regulated financial institutions to manage their third-party service providers. Among other things, these requirements include performing appropriate due diligence when selecting third-party service providers; evaluating the risk management, information security, and information management systems of third-party service providers; imposing contractual protections in agreements with third-party service providers (such as performance measures, audit and remediation rights, indemnification, compliance requirements, confidentiality and information security obligations, insurance requirements, and limits on liability); and conducting ongoing monitoring of the performance of third-party service providers. Accommodating these requirements applicable to our clients imposes additional costs and risks in connection with our financial institution relationships. We expect to expend resources on an ongoing basis in an effort to assist our clients in responding to any regulatory inquiries on behalf of merchants and resellers.

Telephone Consumer Protection Act

We are subject to the Federal Telephone Consumer Protection Act and various state laws to the extent we place telephone calls and short message service ("SMS") messages to clients and consumers. The Telephone Consumer Protection Act regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices.

Other Regulation

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a distribution partner or merchant following discontinuation of our relationship with them. The Housing Assistance Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.

The foregoing is not an exhaustive list of the laws, rules and regulations to which we are subject to and the regulatory framework governing our business is changing continuously.

Intellectual Property

We have developed a payments platform that includes many instances of proprietary software, code sets, work flows and algorithms. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees and contractors, and into confidentiality and non-disclosure agreements with other third parties, to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, copyrights, registered domain names, and patent rights to help protect the Priority brand and our other intellectual property.

As of December 31, 2018, we had in excess of 30 active trademarks that pertain to company, product names, and logos. We may file patent applications as we innovate through research and development efforts, and to pursue additional patent protection to the extent we deem it beneficial and cost-effective. We also own a number of domain names necessary for business operations and brand protection.

Employees

As of December 31, 2018, we employed 562 employees, of which 516 were employed full-time. None of our employees are represented by a labor union and we have experienced no work stoppages. We consider our employee relations to be good.

Availability of Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our internet web site at www.prth.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that web site is https://www.sec.gov/. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

Risk Factors Related to Our Business

The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.

The payment processing industry is highly competitive. We primarily compete in the SMB merchant industry. Competition has increased recently as other providers of payment processing services have established a sizable market share in the SMB merchant acquiring industry. Our primary competitors for SMB merchants in these markets include financial institutions and their affiliates and well-established payment processing companies that target SMB merchants directly and through third parties, including Bank of America Merchant Services, Chase Merchant Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, First Data Corporation, Worldpay, Inc., Global Payments, Inc., TSYS and Square. We also compete with many of these same entities for the assistance of distribution partners. For example, many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of payments with credit, debit and prepaid cards ("Electronic Payments"), particularly Electronic Payments to SMB merchants, and our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.

In addition, many financial institutions, subsidiaries of financial institutions or well-established payment-enabled technology providers with which we compete, have substantially greater capital, technological, management and marketing resources than we have. These factors may allow our competitors to offer better pricing terms to merchants and more attractive compensation to distribution partners, which could result in a loss of our potential or current merchants and distribution partners. Competing with financial institutions is also challenging because, unlike us, they often bundle processing services with other banking products and services. This competition may effectively limit the prices we can charge our merchants, cause us to increase the compensation we pay to our distribution partners and require us to control costs aggressively in order to maintain acceptable profit margins. Our current and future competitors may also develop or offer services that have price or other advantages over the services we provide.

We are also facing new, well capitalized, competition from emerging technology and non-traditional payment processing companies as well as traditional companies offering alternative electronic payments services and payment enabled software solutions. If these new entrants gain a greater share of total electronic payments transactions, they could impact our ability to retain and grow our relationships with merchants and distribution partners. Acquirers may be susceptible to the adoption by the broader merchant community of payment enabled software versus terminal based payments.

To acquire and retain a segment of our merchants, we depend in part on distribution partners that may not serve us exclusively and are subject to attrition.

We rely in significant part on the efforts of ISOs, ISVs, and referral partners to market our services to merchants seeking to establish a merchant acquiring relationship. These distribution partners seek to introduce us, as well as our competitors, to newly established and existing SMB merchants, including retailers, restaurants and other businesses. Generally, our agreements with distribution partners (with the exception of a portion of our integrated technology partners and bank referral partners) are not exclusive, and distribution partners retain the right to refer merchants to other merchant acquirers. Gaining and maintaining loyalty or exclusivity can require financial concessions to maintain current distribution partners and merchants or to attract potential distribution partners and merchants from our competitors. We have been required, and expect to be required in the future, to make concessions when renewing contracts with our distribution partners and such concessions can have a material impact on our financial condition or operating performance. If these distribution partners switch to another merchant acquirer, cease operations or become insolvent, we will no longer receive new merchant referrals from them, and we risk losing existing merchants that were originally enrolled by them. Additionally, our distribution partners are subject to the requirements imposed by our bank sponsors, which may result in fines to them for non-compliance and may, in some cases, result in these entities ceasing to refer merchants to us. We cannot accurately predict the level of attrition of our distribution partners or merchants in the future, particularly those merchants we acquired as customers in the portfolio acquisitions we have completed in the past five years, which makes it difficult for us to forecast growth. If we are unable to establish relationships with new distribution partners or merchants, or otherwise increase our transaction processing volume in order to counter the effect of this attrition, our revenues will decline.

Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We are responsible for data security for ourselves and for third parties with whom we partner, including by contract and under the rules and regulations established by the payment networks, such as Visa, MasterCard, Discover and American Express, as well as debit card networks. These third parties include merchants, our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver's license numbers and bank account numbers. We have ultimate liability to the payment networks and our bank sponsors that register us with Visa or MasterCard for our failure or the failure of third parties with whom we contract to protect this data in accordance with payment network requirements. The loss, destruction or unauthorized modification of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental bodies, consumers or others.

Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. Examples of such information security risks are the recent Spectre and Meltdown threats which, rather than acting as viruses, were design flaws in many CPUs that allowed programs to steal data stored in the memory of other running programs and required patch software to correct. The techniques used by these bad actors to obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect. Furthermore, threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, certain of our employees have access to sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception or loss. Also, computer viruses can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our contracted third parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or to create a diversion for other malicious activities. These types of actions and attacks and others could disrupt our delivery of services or make them unavailable. Any such actions or attacks against us or our contracted third parties could hurt our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, subject us to lawsuits, fines or sanctions, distract our management or increase our costs of doing business. For example, we are presently evaluating whether the recent Spectre and Meltdown threats may require us to replace substantial portions of our current technology hardware and infrastructure in order to mitigate the risk associated with those threats. If we are required to replace a substantial portion of our current technology hardware and infrastructure, either as a result of the Spectre and Meltdown threats or similar future threats, we would likely incur substantial capital expenditures, which may materially and adversely affect our free cash flow and results of operations as a result.

We and our contracted third parties could be subject to breaches of security by hackers. Its encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. A breach of a system may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. In addition, a significant cybersecurity breach of our systems or communications could result in payment networks prohibiting us from processing transactions on their networks or the loss of our bank sponsors that facilitate our participation in the payment networks, either of which could materially impede our ability to conduct business.

The confidentiality of the sensitive business information and personal consumer information that resides on our systems and our associated third parties' systems are critical to our business. While we maintain controls and procedures to protect the sensitive data we collect, we cannot be certain that these measures will be successful or sufficient to counter all current and emerging technology threats that are designed to breach these systems in order to gain access to confidential information. For example, although we generally require that our agreements with distribution partners or our service providers which may have access to merchant or cardholder data include confidentiality obligations that restrict these parties from using or disclosing any merchant or cardholder data except as necessary to perform their services under the applicable agreements, we cannot guarantee that these contractual measures will prevent the unauthorized use, modification, destruction or disclosure of data or allow us to seek reimbursement from the contracted party. In addition, many of our merchants are small and medium businesses that may have limited competency regarding data security and handling requirements and may thus experience data breaches. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation and the incurrence of significant losses.

In addition, our agreements with our bank sponsors and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements.

Any significant unauthorized disclosure of sensitive data entrusted to us would cause significant damage to our reputation and impair our ability to attract new integrated technology and referral partners, and may cause parties with whom we already have such agreements to terminate them.

As a result of information security risks, we must continuously develop and enhance our controls, processes, and practices designed to protect our computer systems, software, data and networks from attack, damage, or unauthorized access. This continuous development and enhancement will require us to expend additional resources, including to investigate and remediate significant information security vulnerabilities detected. Despite our investments in security measures, we are unable to assure that any security measures will not be subject to system or human error.

We may experience breakdowns in our processing systems that could damage client relations and expose us to liability.

Our core business depends heavily on the reliability of our processing systems. A system outage could have a material adverse effect on our business, financial condition, and results of operations. Not only would we suffer damage to our reputation in the event of a system outage, but we may also be liable to third parties. Many of our contractual agreements with clients require us to pay penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts, cyber-attacks, and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. To help protect against these events, we perform the vast majority of disaster recovery operations ourselves, but we also utilize select third parties for certain operations. To the extent we outsource our disaster recovery, we are at risk of the vendor's unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Governmental regulations designed to protect or limit access to or use of consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States have adopted, or are considering the adoption of, laws and regulations restricting the use, collection, storage, and transfer of, and requiring safeguarding of, non-public personal information. Our operations are subject to certain provisions of these laws. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines.

The Federal Trade Commission's information safeguarding rules under the Gramm-Leach-Bliley Act require us to develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate for our size and complexity, the nature and scope of our activities and the sensitivity of any customer information at issue. Our financial institution clients are subject to similar requirements under the guidelines issued by the federal banking regulators. As part of their compliance with these requirements, each of our financial institution clients is expected to have a program in place for responding to unauthorized access to, or use of, customer information that could result in substantial harm or inconvenience to customers and they are also responsible for our compliance efforts as a major service provider. In addition, regulators are proposing new laws or regulations which could require us to adopt certain cybersecurity and data handling practices. In many jurisdictions consumers must be notified in the event of a data breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the United States create new individual privacy rights and impose increased obligations on companies handling personal data.

In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver's license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

In connection with providing services to our merchants, we are required by regulations and contracts with our merchants and with our financial institution referral partners to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding our compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by our merchants with it. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract, grow and maintain business in the future. If we fail to comply with the laws and regulations relating to the protection of data privacy, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our relationships and reputation could be harmed, which could inhibit our ability to retain existing merchants and distribution partners and obtain new merchants and distribution partners.

If more restrictive privacy laws or rules are adopted by authorities in the future, our compliance costs may increase and our ability to perform due diligence on, and monitor the risk of, our current and potential merchants may decrease, which could create liability for it. Additionally, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm, and our potential liability for security breaches may increase.

Potential distribution partners and merchants may be reluctant to switch to a new merchant acquirer, which may adversely affect our growth.

Many potential distribution partners and merchants worry about potential disadvantages associated with switching merchant acquirers, such as a loss of accustomed functionality, increased costs and business disruption. For our distribution partners, switching to us from another merchant acquirer or integrating with us may be perceived by them as a significant undertaking. As a result, many distribution partners and merchants often resist change. There can be no assurance that our strategies for overcoming potential reluctance to change vendors or initiate a relationship with us will be successful, and this resistance may adversely affect our growth and performance results.

Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.

Our business is dependent on third-party vendors to provide us with certain products and services. For example, we utilize First Data and TSYS to provide authorization and settlement services. Our current amended and restated processing agreement with First Data was entered into in December 2014 and will remain in effect through December 2019 and automatically renews for successive one-year terms thereafter unless either party provides written notice of non-renewal to the other party. Our current processing agreement with TSYS is effective January 1, 2019 for a three-year term and automatically renews for a successive one-year term thereafter unless either party provides written notice of non-renewal to the other party.

The failure of these vendors, such as First Data and TSYS, to perform their obligations in a timely manner could adversely affect our operations and profitability. In addition, if we are unable to renew our existing contracts with our most significant vendors, such as First Data and TSYS, we might not be able to replace the related product or service at the same cost, which would negatively impact our profitability. Specifically, while we believe we would be able to locate alternative vendors to provide substantially similar services at comparable rates, or otherwise replicate such services internally, it is not assured that a change will not be disruptive to our business, which could potentially lead to a material adverse impact on our revenue and profitability until resolved.

Changes in card association and debit network fees or products could increase costs or otherwise limit our operations.

From time to time, card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, operating results, and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry may have an unfavorable impact on our business, financial condition and results of operations.

We are subject to numerous regulations that affect electronic payments including, U.S. financial services regulations, consumer protection laws, escheat regulations, and privacy and information security regulations. Regulation and proposed regulation of our industry has increased significantly in recent years. Changes to statutes, regulations or industry standards, including interpretation and implementation of statutes, regulations or standards, could increase our cost of doing business or affect the competitive balance. For example, the Trump Administration has called for changes in existing regulatory requirements, including those applicable to financial services.

We cannot predict the impact, if any, of such changes on our business. It is likely that some policies adopted by the new administration will benefit us, while others will negatively affect it. Until we know what changes are adopted, we will not know whether in total we benefit from, or are negatively affected by, the changes. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.

Interchange fees, which are typically paid by the payment processor to the issuer in connection with electronic payments, are subject to increasingly intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Act significantly changed the United States financial regulatory system, including by regulating and limiting debit card fees charged by certain issuers, allowing merchants to set minimum dollar amounts for the acceptance of credit cards and allowing merchants to offer discounts or other incentives for different payment methods.

Rules implementing the Dodd-Frank Act also contain certain prohibitions on payment network exclusivity and merchant routing restrictions. These restrictions could limit the number of debit transactions, and prices charged per transaction, which would negatively affect our business. The Dodd-Frank Act also created the CFPB, which has assumed responsibility for most federal consumer protection laws, and the FSOC, which has the authority to determine whether any non-bank financial company, which may include us within the definitional scope, should be supervised by the Federal Reserve Board because it is systemically important to the United States financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse impact on our business, financial condition and results of operations.

We and many of our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. That statement and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants and, in some cases, may subject us, as the merchant's electronic processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we were deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and state attorneys general, have authority to take action against non-banks that engage in unfair or deceptive practices or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Our business may also be subject to the Fair Credit Reporting Act (the "FCRA"), which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA are not in compliance with the FCRA or regulations under it.

Separately, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code that requires the filing of yearly information returns by payment processing entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Transactions that are reportable pursuant to these rules are subject to backup withholding requirements. We could be liable for penalties if our information returns do not comply with these regulations.

These and other laws and regulations, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our services to merchants. Implementing new compliance efforts may be difficult because of the complexity of new regulatory requirements and may cause us to devote significant resources to ensure compliance. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, which could limit our ability to grow, reduce our revenues, or increase our costs. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

Failure to comply with the rules established by payment networks or standards established by third-party processors could result in those networks or processors imposing fines or the networks suspending or terminating our registrations through our bank sponsors.

In order to provide our merchant acquiring services, we are registered through our bank sponsors with the Visa and MasterCard networks as service providers for member institutions. Approximately $35.8 billion of our processing volume in the year ended December 31, 2018 was attributable to transactions processed on the Visa and MasterCard networks. As such, we and our merchants are subject to payment network rules. The payment networks routinely update and modify requirements applicable to merchant acquirers including rules regulating data integrity, third-party relationships (such as those with respect to bank sponsors), merchant chargeback standards and PCI DSS. Standards governing our third-party processing agreements may also impose requirements with respect to compliance with PCI DSS.

If we do not comply with the payment network requirements or standards governing our third-party processing agreements, our transaction processing capabilities could be delayed or otherwise disrupted, and recurring non-compliance could result in fines from the payment networks or third-party processors, the payment networks suspending or terminating our registrations which allow us to process transactions on their networks, which would make it impossible for us to conduct our business on our current scale.

In the first quarter of 2018, we closed in excess of 1,200 merchant accounts in order to ensure compliance with the card associations subscription e-commerce criteria. The closure of these merchant accounts was made in response to the card associations having identified at least one merchant as having engaged in deceptive practices with consumers and being noncompliant with their card association requirements, which resulted in excessive chargebacks. The card association has also found evidence that certain merchants had engaged in activities that violated certain card association rules, including entering transactions that did not represent bona fide business between the merchant of record and the cardholder, and processing sales for the same cardholder under different merchant accounts over time. The card association also raised concern about data security failures by merchants or merchant non-compliance with PCI DSS and about a customer relationship vendor that some of our merchants were using at the time.

As a result of these and other findings, we took certain corrective actions, after reviewing these merchant accounts for alleged violations of card association rules and our terms of service, including opening duplicate or multiple accounts to avoid compliance with our chargeback limitations. The corrective actions increase the costs of our compliance program which were passed along to resellers representing these merchants. As a result of some of these discrete corrective actions as well as standard risk assessment conducted through our risk management systems, we terminated certain of the merchant accounts. We continue to evaluate additional existing and new merchant accounts for similar activity, and the number and type of merchants we will onboard in the future could potentially continue to be affected. In addition, if we are in the future forced to close a material number of our merchant accounts as a result of separate inquiries from card associations of our own internal risk assessment process, such closures could have a material adverse effect on our business, financial condition, results of operations, and cash flows. We have not been fined by the credit card association related to these account closures, however, had we not resolved the issues presented in such notices, we may have been required to pay a fine. If in the future if we are unable to recover fines from or pass-through costs to our merchants and/or resellers, or recover losses under insurance policies, we would experience a financial loss, and any such loss could be significant.

Under certain circumstances specified in the payment network rules or our third-party processing agreements, we may be required to submit to periodic audits, self-assessments or other assessments of our compliance with the PCI DSS. Such activities may reveal that we have failed to comply with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach. The termination of our registration with the payment networks, or any changes in payment network or issuer rules that limit our ability to provide merchant acquiring services, could have an adverse effect on our payment processing volumes, revenues and operating costs. If an audit or self-assessment under PCI DSS identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and be expensive and time consuming.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

Payment network rules are established and changed from time to time by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. The timelines imposed by the payment networks for expected compliance with new rules have historically been, and may continue to be, highly compressed, requiring us to quickly implement changes to our systems which increases the risk of non-compliance with new standards. In addition, the payment networks could make changes to interchange or other elements of the pricing structure of the merchant acquiring industry that would have a negative impact on our results of operations. For example, we closed approximately 1,200 merchant accounts in 2018 in order to ensure compliance with the card association subscription e-commerce criteria.

There may be a decline in the use of electronic payments as a payment mechanism for consumers or adverse developments with respect to the electronic payments industry in general which could adversely affect our business, financial condition and operating results.

Maintaining or increasing our profitability is dependent on consumers and businesses continuing to use credit, debit and prepaid cards at the same or greater rate than previously. If consumers do not continue to use these cards for their transactions or if there is a change in the mix of payments between cash and electronic payments which is adverse to us, our business could decline and we could incur material losses. Regulatory changes may also result in merchants seeking to charge customers additional fees for use of electronic payments. Additionally, in recent years, increased incidents of security breaches have caused some consumers to lose confidence in the ability of retailers to protect their information.

In order to remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased costs and the loss of revenues, earnings, merchants and distribution partners if the new products and services do not perform as intended or are not accepted in the marketplace.

The electronic payments industry in which we compete is subject to rapid technological changes and is characterized by new technology, product and service introductions, evolving industry standards, changing merchant needs and the entrance of non-traditional competitors. We are subject to the risk that our existing products and services become obsolete, and that we are unable to develop new products and services in response to industry demands. Our future success will depend in part on our ability to develop or adapt to technological changes and the evolving needs of our resellers, merchants and the industry at large. We are continually involved in many business and technology projects, such as CPX, MX Connect and MX Merchant. MX Connect and MX Merchant provide resellers and merchant clients, a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. Additionally, CPX provides AP automation solutions that offers enterprise clients a bridge for buyer to supplier payments. These may require investment in products or services that may not directly generate revenue. These projects carry the risks associated with any development effort, including difficulty in determining market demand and timing for delivery of new products and services, cost overruns, delays in delivery and performance problems. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected. Defects in our software and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential distribution partners and merchants, harm to our reputation, fines imposed by card networks, or exposure to liability claims. Any delay in the delivery of new products or services or the failure to differentiate our products and services could render them less desirable, or possibly even obsolete, to our merchants. Additionally, the market for alternative payment processing products and services is evolving, and we may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new products and services.

We may not be able to continue to expand our share of the existing electronic payments industry or expand into new markets, which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the markets in which we currently operate, the emergence of other markets for electronic payments and our ability to penetrate these markets and our current distribution partners' merchant base. Future growth and profitability of our business may depend upon our ability to penetrate new industries and markets for electronic payments.

Our ability to expand into new industries and markets also depends upon our ability to adapt our existing technology or to develop new technologies to meet the particular needs of each new industry or market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new industries or markets. Penetrating these new industries or markets may also prove to be more challenging or costly or take longer than we may anticipate. If we fail to expand into new and existing electronic payments industries and markets, we may not be able to continue to grow our revenues and earnings.

Our acquisitions subject us to a variety of risks that could harm our business.

We review and complete selective acquisition opportunities as part of our growth strategy. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any potential acquisition will subject us to a variety of other risks:

•
we may need to allocate substantial operational, financial and management resources in integrating new businesses, technologies and products, and management may encounter difficulties in integrating the operations, personnel or systems of the acquired businesses;

•
acquisitions may have a material adverse effect on our business relationships with existing or future merchants or distribution partners, in particular, to the extent we consummate acquisitions that increase our sales and distribution capabilities;

•	we may assume substantial actual or contingent liabilities, known and unknown;

•	acquisitions may not meet our expectations of future financial performance;

•
counter-parties to the acquisition transactions may fail to perform their obligations under the applicable acquisition related documents, and/or negligently or intentionally commit misrepresentations as to the condition of the acquired business, asset, or go-forward enterprise;

•	we may experience delays or reductions in realizing expected synergies or benefits;

•
we may incur substantial unanticipated costs or encounter other problems associated with acquired businesses or devote time and capital investigating a potential acquisition and not complete the transaction;

•	we may be unable to achieve our intended objectives for the transaction; and

•	we may not be able to retain the key personnel, customers and suppliers of the acquired business.

Additionally, we may be unable to maintain uniform standards, controls, procedures and policies as we attempt to integrate the acquired businesses, and this may lead to operational inefficiencies. These factors related to our acquisition strategy, among others, could have a material adverse effect on our business, financial condition and results of operations.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments value chain, could harm our business.

We expect that the competitive landscape will continue to change, including the following developments:

•
rapid and significant changes in technology may result in technology-led marketing that is focused on business solutions rather than pricing, new and innovative payment methods and programs that could place us at a competitive disadvantage and reduce the use of our services;

•	competitors, distribution partners, and other industry participants may develop products that compete with or replace our value-added products and services;

•
participants in the financial services, payments and technology industries may merge, create joint ventures or form other business combinations that may strengthen their existing business services or create new payment services that compete with us; and

•	new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to EMV chip technology, tokenization or other security-related technologies.

Failure to compete effectively against any of these competitive threats could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. Others, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to license or otherwise use third-party intellectual property could harm our business and ability to compete.

We may also be subject to costly litigation if our services and technology are alleged to infringe upon or otherwise violate a third-party's proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could make a claim of infringement against us with respect to our products, services or technology. We may also be subject to claims by third parties for patent, copyright or trademark infringement, breach of license or violation of other third-party intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement or other violations and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement or violation also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold our contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

We are subject to economic and political risk, the business cycles of our merchants and distribution partners and the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer, commercial and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions or increases in interest rates could adversely affect our financial performance by reducing the number or aggregate dollar volume of transactions made using electronic payments. If our merchants make fewer sales of their products and services using electronic payments, or consumers spend less money through electronic payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. In addition, a weakening in the economy could force merchants to close at higher than historical rates, resulting in exposure to potential losses and a decline in the number of transactions that we process. We also have material fixed and semi-fixed costs, including rent, debt service, contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

Global economic, political and market conditions affecting the U.S. markets may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and may cause economic uncertainties or deterioration in the United States. The U.S. markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on U.S. financial markets.

Any new legislation that may be adopted in the United States could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve Board and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations, particularly in view of the regulatory oversight we presently face. We cannot predict the effects of these or similar events in the future on the U.S. economy in general, or specifically on our business model or growth strategy, which typically involves the use of debt financing. To the extent a downturn in the U.S. economy impacts our merchant accounts, regulatory changes increase the burden we face in operating our business, or disruptions in the credit markets prevent us from using debt to finance future acquisitions, our financial condition and results of operations may be materially and adversely impacted.

A substantial portion of all of our merchants are small- and medium-sized businesses, which may increase the impact of economic fluctuations and merchant attrition on it.

We market and sell our solutions primarily to SMB merchants. SMB merchants are typically more susceptible to the adverse effects of economic fluctuations than larger businesses. We experience attrition in merchants and merchant charge volume in the ordinary course of business resulting from several factors, including business closures, transfers of merchants' accounts to our competitors and account closures that we initiate due to heightened credit risks relating to, or contract breaches by, a merchant. Adverse changes in the economic environment or business failures of our SMB merchants may have a greater impact on us than on our competitors who do not focus on SMB merchants to the extent that we do. We cannot accurately predict the level of SMB merchant attrition in the future. If we are unable to establish accounts with new merchants or otherwise increase our payment processing volume in order to counter the effect of this attrition, our revenues will decline.

Our systems and our third-party providers' systems may fail due to factors beyond our control, which could interrupt our service, resulting in our inability to process, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our bank sponsors, the payment networks, third-party providers of processing services and other third parties. Our systems and operations or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error or sabotage, financial insolvency and similar events. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. At present, our critical operational systems, such as our payment gateway, are fully redundant, while certain of our less critical systems are not. Therefore, certain aspects of our operations may be subject to interruption. Also, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events.

Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in failure to process transactions, additional operating and development costs, diversion of technical and other resources, loss of revenue, merchants and distribution partners, loss of merchant and cardholder data, harm to our business or reputation, exposure to fraud losses or other liabilities and fines and other sanctions imposed by payment networks.

We rely on other service and technology providers. If they fail or discontinue providing their services or technology generally or to us specifically, our ability to provide services to merchants may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.

We rely on third parties to provide or supplement bankcard processing services and for infrastructure hosting services. We also rely on third parties for specific software and hardware used in providing our products and services. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our merchants and, if we cannot find alternate providers quickly, may cause those merchants to terminate their relationship with it.

We also rely in part on third parties for the development and access to new technologies, or updates to existing products and services for which third parties provide ongoing support, which increases the cost associated with new and existing product and service offerings. Failure by these third-party providers to devote an appropriate level of attention to our products and services could result in delays in introducing new products or services, or delays in resolving any issues with existing products or services for which third-party providers provide ongoing support.

Fraud by merchants or others could cause us to incur losses.

We face potential liability for fraudulent electronic payment transactions initiated by merchants or others. Merchant fraud occurs when a merchant opens a fraudulent merchant account and conducts fraudulent transactions or when a merchant, rather than a customer (though sometimes working together with a customer engaged in fraudulent activities), knowingly uses a stolen or counterfeit card or card number to record a false sales transaction, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Any time a merchant is unable to fund a chargeback, we have a number of contractual arrangements and other means of recourse to mitigate those risks. Nonetheless, there still is loss exposure in the event a merchant is unable to fund a chargeback. Additionally, merchant fraud occurs when employees of merchants change the merchant demand deposit accounts to their personal bank account numbers, so that payments are improperly credited to the employee's personal account. We have established systems and procedures to detect and reduce the impact of merchant fraud, but we cannot be sure that these measures are or will be effective. Failure to effectively manage risk and prevent fraud could increase our chargeback or other liability.

We also have potential liability for losses caused by fraudulent card-based payment transactions. Card fraud occurs when a merchant's customer uses a stolen card (or a stolen card number in a card-not-present transaction) to purchase merchandise or services. In a card-present transaction, where a merchant has an EMV, or "chip reader", compliant machine, if the merchant swipes the card and receives authorization for the transaction from the issuer, the issuer remains liable for any loss. In a card-not-present transaction, or where a merchant lacks an EMV-capable machine even if the merchant receives authorization for the transaction, the merchant is liable for any loss arising from the transaction. Many of the merchants that we serve transact a substantial percentage of their sales in card-not-present transactions over the internet or in response to telephone or mail orders, which makes these merchants more vulnerable to fraud than merchants whose transactions are conducted largely in card-present transactions.

We incur liability when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers.

We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is "charged back" to the merchant's bank and credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. If we or our bank sponsors are unable to collect the chargeback from the merchant's account or reserve account (if applicable), or if the merchant refuses or is financially unable (due to bankruptcy or other reasons) to reimburse the merchant's bank for the chargeback, we may bear the loss for the amount of the refund paid to the cardholder. Any increase in chargebacks not paid by our merchants could increase our costs and decrease our revenues. We have policies to manage merchant-related credit risk and often mitigate such risk by requiring collateral and monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process electronic payment transactions. If these sponsorships are terminated and we are not able to secure new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard and other payment networks. These networks' operating regulations require us to be sponsored by a member bank in order to process Electronic Payment transactions. We are currently registered with Visa and MasterCard through Citizens Bank, Wells Fargo and Synovus Bank. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network. For ACH payments, our ACH network (ACH.com) is sponsored by Atlantic Capital Bank, BB&T Bank and MB Financial Bank. From time to time, we may enter into other sponsorship relationships as well.

Our bank sponsors may terminate their agreements with us if we materially breach the agreements and do not cure the breach within an established cure period, if our membership with Visa and/or MasterCard terminates, if we enter bankruptcy or file for bankruptcy, or if applicable laws or regulations, including Visa and/or MasterCard regulations, change to prevent either the applicable bank or us from performing services under the agreement. If these sponsorships are terminated and we are unable to secure a replacement bank sponsor within the applicable wind down period, we will not be able to process electronic payment transactions.

Furthermore, our agreements with our bank sponsors provide the bank sponsors with substantial discretion in approving certain elements of our business practices, including our solicitation, application and underwriting procedures for merchants. We cannot guarantee that our bank sponsors' actions under these agreements will not be detrimental to it, nor can we provide assurance that any of our bank sponsors will not terminate their sponsorship of us in the future. Our bank sponsors have broad discretion to impose new business or operational requirements on us, which may materially adversely affect our business. If our sponsorship agreements are terminated and we are unable to secure another bank sponsor, we will not be able to offer Visa or MasterCard transactions or settle transactions which would likely cause us to terminate our operations.

Our bank sponsors also provide or supplement authorization, funding and settlement services in connection with our bankcard processing services. If our sponsorships agreements are terminated and we are unable to secure another bank sponsor, we will not be able to process Visa and MasterCard transactions which would have a material adverse effect on our business, financial condition and results of operations.

In July 2018, the Office of the Comptroller of the Currency announced that it will begin accepting special purpose national bank charter applications from financial technology companies ("FinTech Charter"). No applications for a FinTech Charter have been submitted to date, and we cannot predict which, if any, of our current or future competitors would take advantage of the charter. However, such a development could increase the competitive risks discussed above or create new competitive risks, such as our nonbank competitors being able to more easily access the payment networks without the requirement of a bank sponsor, which could provide them with a competitive advantage.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor, manage and remediate our risks. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, merchants or other matters that are otherwise inaccessible by us. In some cases, that information may not be accurate, complete or up-to-date. Additionally, our risk detection system is subject to a high degree of "false positive" risks being detected, which makes it difficult for us to identify real risks in a timely manner. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that materially increase our costs and subject us to reputational damage that could limit our ability to grow and cause us to lose existing merchant clients.

Legal proceedings could have a material adverse effect on our business, financial condition or results of operations.

In the ordinary course of business, we may become involved in various litigation matters, including but not limited to commercial disputes and employee claims, and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Any claims asserted against us, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our relationship with our merchants, distribution partners and other third parties and could lead to additional related claims. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against it, regardless of merit or eventual outcome, may harm our reputation and cause us to expend resources in our defense. Furthermore, there is no guarantee that we will be successful in defending ourselves in future litigation. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

Our President, Chief Executive Officer and Chairman, Mr. Thomas Priore, is presently subject to an SEC civil order pertaining to his prior involvement with a registered investment adviser, which could heighten the regulatory scrutiny on us.

On June 21, 2010, the SEC filed a civil lawsuit against ICP Asset Management ("ICP") and Thomas Priore in his role as majority owner, President and Chief Investment Officer of ICP's registered investment advisor. The SEC principally alleged that portfolio rebalancing trades executed by ICP at the height of the credit crisis, in connection with its management of the assets of four collateralized debt obligation vehicles (the Triaxx "CDOs"), violated certain fiduciary duties and obligations under the CDOs' trust indentures. The SEC contended that certain trades executed by ICP at purchase prices between the CDO trusts, should have been executed at then prevailing market prices and on an arms' length basis, and, by failing to do so, ICP caused the CDOs to overpay for securities in violation of its fiduciary duty. The SEC further alleged that the nature of certain trades was mischaracterized to investors and executed without requisite approvals from the CDOs' trustee. On August 14, 2012, Mr. Priore and ICP agreed to a civil settlement with regulators without admitting or denying the allegations, consenting to the entry of a civil order by the SEC (the "SEC Order"). On March 11, 2015 the administrative settlement was entered pertaining to the SEC Order that barred Mr. Priore from associating with any broker, dealer, investment adviser, municipal securities dealer or transfer agent, and from participating in any offering involving a penny stock, for a minimum of five years from the date of the SEC Order with the right to apply to the applicable regulatory body for reentry thereafter. The SEC Order does not, nor has it ever, prohibited Thomas Priore's involvement with us, or his service as President, Chief Executive Officer and Chairman. During such time that the SEC bar remains in effect, we will be required to monitor if any future offerings of our stock might be considered an offering of "penny stock" which would be prohibited under the bar. In addition, while the SEC bar remains in effect, Mr. Priore is prohibited from owning a controlling equity stake in or operating a securities broker dealer, investment adviser, municipal securities dealer or transfer agent. The SEC bar does not, however, impact our current business.

The loss of, for example, key personnel or of our ability to attract, recruit, retain and develop qualified employees could adversely affect our business, financial condition and results of operations.

Our success depends upon the continued services of our senior management and other key personnel who have substantial experience in the electronic payments industry and the markets in which we offer our services. In addition, our success depends in large part upon the reputation within the industry of our senior managers who have developed relationships with our distribution partners, payment networks and other payment processing and service providers. Further, in order for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel who will provide us with expertise across the entire spectrum of our intellectual capital needs. Our success is also dependent on the skill and experience of our sales force, which we must continuously work to maintain. While we have many key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining the continuity of our operations. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.

In addition, we rely heavily on several senior key directors and executive officers, including Mr. Thomas Priore, who is our President, Chief Executive Officer and Chairman, who helped found Priority. Our future success will continue to depend on the diligence, skill, network of business contacts and continued service of Thomas Priore, together with members of our senior management team. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his relationship with us. The loss of Thomas Priore, or any of the members of our senior management team, could have a material adverse effect on our ability to achieve our growth strategy as well as on our future financial condition and results of operations. Failure to retain or attract key personnel could impede our ability to grow and could result in our inability to operate our business profitably. In addition, contractual obligations related to confidentiality, assignment of intellectual property rights, and non-solicitation may be ineffective or unenforceable and departing employees may share our proprietary information with competitors in ways that could adversely impact us or seek to solicit our distribution partners or merchants or recruit our key personnel to competing businesses.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert our management's and the board of directors' attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Changes in tax laws and regulations could adversely affect our results of operations and cash flows from operations.

Our operations are subject to tax by U.S. federal, state, local, and non-U.S. taxing jurisdictions. Changes in tax laws in our significant tax jurisdictions could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. For example, restrictions on the deductibility of interest expense in a U.S. jurisdiction without a corresponding reduction in statutory tax rates could negatively impact our effective tax rate, financial position, results of operations, and cash flows in the period that such a change occurs and future periods.

Our reported financial results may be adversely affected by changes in U.S. GAAP.

Generally accepted accounting principles in the United States ("U.S. GAAP") are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations, including changes related to revenue recognition, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We are an "emerging growth company" and the reduced disclosure requirements applicable to emerging growth companies may make our securities less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). We may remain an "emerging growth company" until the fiscal year ended December 31, 2021. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

Material weaknesses have been identified in our internal control over financial reporting.

We have identified material weaknesses in internal controls over our financial reporting that remain unremediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were (1) lack of sufficient resources with appropriate depth and experience to interpret complex accounting guidance and prepare financial statements and related disclosures in accordance with U.S. GAAP and (2) deficiencies in certain aspects of the financial statement close process and specifically lacks processes and procedures to ensure critical evaluation and review of various account reconciliations, analyses and journal entries.

We were not required to perform an evaluation of internal control over financial reporting as of December 31, 2018, 2017 and 2016 in accordance with the provisions of the Sarbanes-Oxley Act of 2002 as we were a private company prior to July 2018. Had such an evaluation been performed, additional control deficiencies may have been identified by our management, and those control deficiencies could have also represented one or more material weaknesses.

We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take.

Risk Factors Related to Our Indebtedness

We will face risks related to our substantial indebtedness.

As of December 31, 2018, we had outstanding debt of $412.7 million compared to $283.1 million as of December 31, 2017, an increase of $129.6 million or 46%, consisting of outstanding debt of $322.7 million under a senior credit facility with a syndicate of lenders (the "Senior Credit Facility") and $90.0 million under a subordinated term loan (including accrued payment-in-kind interest through December 31, 2018) (the "Subordinated Term Loan"). In addition, the Senior Credit Facility includes a $25.0 million revolving credit facility, which was undrawn as of December 31, 2018. Our total interest expense was $29.9 million, $25.1 million, and $4.8 million in 2018, 2017 and 2016, respectively. In the future, we may elect to use additional forms of indebtedness, including publicly or privately offered notes, which may further increase our levels of indebtedness. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a description of our existing credit facilities.

Our current and future levels of indebtedness could have important consequences to us, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and

•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

Substantially all of our indebtedness is floating rate debt. As a result, an increase in interest rates generally, such as those we have recently experienced, would adversely affect our profitability. We may enter into pay-fixed interest rate swaps to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

We may incur substantial additional indebtedness in the future. Although the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.

Our Senior Credit Facility requires us to maintain certain leverage ratios, which will become more restrictive later this year.

Certain of our subsidiaries are borrowers (the "Borrowers") or guarantors under the Senior Credit Facility. The Senior Credit Facility includes a Total Net Leverage Ratio covenant, which requires a Total Net Leverage Ratio of no more than 6.50:1.00 as of December 31, 2018, 6.25:1.00 as of March 31, 2019, and further steps down in each subsequent quarter of 2019 to be no more than 5.25:1.00 as of December 31, 2019 and for each quarter thereafter. The Senior Credit Facility defines Total Net Leverage Ratio as the consolidated total debt of the Borrowers, less unrestricted cash subject to certain restrictions, divided by the Earnout Adjusted EBITDA (a non-GAAP measure) of the Borrowers for the prior four quarters. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures."

If the Borrowers were to fail to comply with the Total Net Leverage Ratio covenant, it would trigger an event of default under the Senior Credit Facility, as described below. As of December 31, 2018, the Borrowers' Total Net Leverage Ratio was 5.06:1.00.

Upon the occurrence of an event of default under the credit agreements relating to our credit facilities or any future debt instruments we may issue, the lenders thereunder could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay amounts then outstanding under any such indebtedness.

Under the terms of our existing credit facilities, upon the occurrence of an event of default, the lenders will be able to elect to declare all amounts outstanding under such credit facilities to be immediately due and payable and terminate all commitments to lend additional funds. Among other reasons, an event of default could be declared by the lenders in the event we fail to pay when due the interest, principal of or premium on any loan, we fail to comply with certain financial and operational covenants or any negative covenant, or event of default with respect to certain other credit facilities or debt instruments we may issue in the future.

Any future credit facilities or debt instruments we may issue will likely contain similar, or potentially more expansive, events of default as compared to those set forth in the terms of our existing credit facilities, including those breach or defaults with respect to any of our other outstanding debt instruments. Our existing credit facilities are secured by a pledge of substantially all of our assets and any indebtedness we incur in the future may also be secured.

The credit agreements governing our existing credit facilities and any other debt instruments we may issue in the future will contain restrictive covenants that may impair our ability to conduct business.

The credit agreements governing our existing credit facilities contain operating covenants and financial covenants that may limit management's discretion with respect to certain business matters. In addition, any debt instruments we may issue in the future will likely contain similar operating and financial covenants restricting our business. Among other things, these covenants will restrict our ability to:

•	pay dividends, or redeem or purchase equity interests;

•	incur additional debt;

•	incur liens;

•	change the nature of our business;

•	engage in transactions with affiliates;

•	sell or otherwise dispose of assets;

•	make acquisitions or other investments; and

•	merge or consolidate with other entities.

In addition, we are required to comply with certain restrictions on the ratio of our indebtedness to our Earnout Adjusted EBITDA (a non-GAAP measure as defined in the credit agreements governing our existing credit facilities).

As a result of these covenants and restrictions, we will be limited in our ability to pay dividends or buy back stock and how we conduct our business, and we may be unable to raise additional debt or other financings to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could also include even more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure on our assets and our common stock becoming worthless. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a description of our existing credit facilities.

Risks Factors Related to Our Common Stock

You may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at or above the initial price you paid due to a number of factors such as those listed in "—Risks Factors Related to our Business" and the following:

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles;

•	occurrences of extreme or inclement weather; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism, or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

If securities analysts do not publish research or reports about our business or if they downgrade our common stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our common stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of these analysts ceases coverage of the combined company or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•
the removal of directors only for cause and only upon the affirmative vote of holders of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors if Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC and their affiliates (collectively, the "Priority Holders") hold less than 40% of our outstanding shares of common stock; and

•
that certain provisions may be amended only by the affirmative vote of at least 66 2⁄3% of the shares of common stock entitled to vote generally in the election of directors if the Priority Holders hold less than 40% of our outstanding shares of common stock.

The provisions requiring 66 2⁄3% approval if the Priority Holders hold less than 40% of our outstanding shares of common stock gives the Priority Holders significant influence over the vote on these items even after the Priority Holders own less than a majority of our outstanding shares of common stock.

In addition, these anti-takeover provisions could make it more difficult for a third-party to acquire us, even if the third-party's offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Amended and Restated Certificate of Incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) action asserting a claim against us or any of our directors, officers or stockholders arising pursuant to any provision of the Delaware General Corporation Law or our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, or (iv) action asserting a claim against us or any of our directors, officers or stockholders governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

We believe that our stockholders will benefit from having any such disputes litigated in the Court of Chancery of the State of Delaware. Although some plaintiffs might prefer to litigate matters in a forum outside of Delaware because another court may be more convenient or because they believe another court would be more favorable to their claims, we believe that the benefits us and our stockholders outweigh these concerns. Delaware offers a system of specialized courts to deal with corporate law questions, with streamlined procedures and processes which help provide relatively quick decisions. These courts have developed considerable expertise in dealing with corporate law issues, as well as a substantial and influential body of case law construing Delaware's corporate law and long-standing precedent regarding corporate governance. In addition, the adoption of this provision would reduce the risk that we could be involved in duplicative litigation in more than one forum, as well as the risk that the outcome of cases in multiple forums could be inconsistent, even though each forum purports to follow Delaware law. The enforceability of similar exclusive jurisdiction provisions in other companies' certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the exclusive jurisdiction provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in such action. However, given the decisions of the Court of Chancery of the State of Delaware in 2013 upholding similar provisions in Boilermakers Local 154 Retirement Fund v. Chevron Corp., et al. and IClub Investment Partnership v. FedEx Corp., et al., we believe that the Court of Chancery of the State of Delaware would find our exclusive forum provisions to be enforceable as well.

Mr. Thomas Priore, our President, Chief Executive Officer and Chairman, controls the Company, and his interests may conflict with ours or yours in the future.

Thomas Priore and his affiliates have the ability to elect all of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Thomas Priore may have an interest in pursuing acquisitions, divestitures, and other transactions that, in his judgment, could enhance his investment, even though such transactions might involve risks to you. For example, he could cause us to make acquisitions that increase our indebtedness or cause us to sell revenue-generating assets. Additionally, in certain circumstances, acquisitions of debt at a discount by purchasers that are related to a debtor can give rise to cancellation of indebtedness income to such debtor for U.S. federal income tax purposes.

Our Amended and Restated Certificate of Incorporation provides that neither he nor any of his affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. So long as Thomas Priore continues to own a significant amount of our combined voting power, even if such amount is less than 50%, he will continue to be able to strongly influence or effectively control our decisions. Furthermore, so long as Thomas Priore and his respective affiliates collectively own at least 50% of all outstanding shares of our common stock entitled to vote generally in the election of directors, they will be able to appoint individuals to our board of directors. In addition, given his level of control, Thomas Priore will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

We are a "controlled company" within the meaning of the rules of the Nasdaq Stock Market, LLC ("Nasdaq") and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Mr. Thomas Priore controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors consist of independent directors;

•
the requirement that we have a Nominating/Corporate Governance Committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

We utilize and intend to continue to utilize these exemptions. As a result, we do not have a majority of independent directors and our Compensation Committee and Nominating/Corporate Governance Committee does not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Risk Factors Related to Our Warrants

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (the "Warrants") at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, if the last reported sales price (or the closing bid price of our common stock in the event the common stock is not traded on any specific trading day) of the common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available or cashless exercise is exempt from the registration requirements under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a warrant holder: (i) to exercise Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, may be substantially less than the market value of your Warrants.

The liquidity of the Warrants may be limited.

There is a limited trading market for our Warrants, which might adversely affect the liquidity, market price and price volatility of the Warrants. In addition, our publicly-traded Warrants were recently removed from quotation on The Nasdaq Global Market. As a result, investors in our Warrants may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Warrants, and the ability of our stockholders to sell our Warrants in the secondary market has been materially limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

We maintain several offices across the United States, all of which we lease.

Our key office locations include:

•	corporate headquarters in Alpharetta, Georgia with approximately 95,000 leased square feet;

•	data management office in Atlanta, Georgia with approximately 130 leased square feet;

•	data management office in Austin, Texas with approximately 260 leased square feet;

•	telesales office in our Alpharetta, Georgia location with approximately 33,000 leased square feet which is part of our corporate headquarters' total leased space; and

•	administrative office in New York, NY with approximately 3,300 square feet.

We lease several small facilities for sales and operations. Our current facilities meet the needs of our employee base and can accommodate our currently contemplated growth. We believe that we will be able to obtain suitable additional facilities on commercially reasonable term to meet any needs.

ITEM 3. LEGAL PROCEEDINGS

In 2015, approximately three years after reaching a civil settlement with regulators on the matter, and without admitting or denying the allegations against him, Mr. Thomas Priore consented to the entry of the SEC Order relating to his prior involvement as the majority owner, President and Chief Investment Officer of a registered investment adviser, ICP Asset Management, LLC. Under the SEC Order, Mr. Priore agreed to be barred from associating with any broker, dealer, investment adviser, municipal securities dealer or transfer agent, and from participating in any offering involving a penny stock, for a minimum of five years from the date of the SEC Order with the right to apply to the applicable regulatory body for reentry thereafter. The SEC Order does not, nor has it ever, prohibited Thomas Priore's involvement with the Company, or his service as President, Chief Executive Officer or Chairman. During such time that the SEC bar remains in effect, the combined company will be required to monitor if any future offerings of our stock might be considered an offering of "penny stock" which would be prohibited under the bar.

During October 2018, we settled a legal matter for $1.6 million, which is included in Selling, general, and administrative expenses in our consolidated statement of operations for the year ended December 31, 2018.

We are involved in certain other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with inside and outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available and we determine that an unfavorable outcome is probable on a claim and that the amount of probable loss that we will incur on that claim is reasonably estimable, we will record an accrued expense for the claim in question. If and when we record such an accrual, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the consummation of the Business Combination on July 25, 2018, MI Acquisitions' common stock, warrants and units were each listed on The Nasdaq Capital Market under the symbol "MACQ," "MACQW" and "MACQU," respectively. Upon the consummation of the Business Combination and the change of the Company's name to Priority Technology Holdings, Inc., our common stock commenced trading on The Nasdaq Global Market under the symbol "PRTH" and our warrants and units commenced trading under the symbols "PRTHW" and "PRTHU, " respectively. As of March 6, 2019, our warrants and units were delisted from trading on The Nasdaq Global Market. Following their delisting, our warrants and units became available to be quoted in the over-the-counter market under the symbols "PRTHW" and "PRTHU," respectively.

Holders

As of March 22, 2019, we had 34, 2, and 1 holders of record of our common stock, warrant and units, respectively. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 19, 2018, the Company's Board of Directors authorized a stock repurchase program. Under the program, the Company may purchase up to $5.0 million of its outstanding common stock from time to time through June 30, 2019. As of March 22, 2019, the Company has not repurchased any of its common stock pursuant to the repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, and from our audited consolidated financial statements not included in this Annual Report on Form 10-K as of December 31, 2016 and for the year ended December 31, 2015. You should read the following selected financial data in conjunction with the sections entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share amounts)	Years Ended December 31,
	2018	2017	2016	2015
Statement of operations data
Revenues	$424,415	$425,619	$344,114	$286,244
Operating expenses	404,496	390,370	318,274	271,685
Interest expense	(29,935)	(25,058)	(4,777)	(4,052)
Other, net	(6,784)	(5,597)	(877)	(1,240)
(Loss) income before income taxes	(16,800)	4,594	20,186	9,267
Income tax benefit	(1,759)	—	—	—
Net (loss) income	$(15,041)	$4,594	$20,186	$9,267

Basic and diluted (loss) earnings per share	$(0.24)	$0.06	$0.15	$0.07

(in thousands)	Years Ended December 31,
	2018	2017	2016	2015
Statement of cash flows data
Net cash provided by (used in):
Operating activities	$31,348	$36,869	$22,275	$25,308
Investing activities	$(108,928)	$(9,037)	$(6,362)	$(31,888)
Financing activities	$67,252	$(25,375)	$(10,548)	$18,714

(in thousands)	As of December 31,
	2018	2017	2016
Balance Sheet data
Cash and restricted cash	$33,831	$44,159	$41,702
Total assets	$388,618	$266,707	$256,050
Total liabilities	$474,091	$356,862	$140,043
Total stockholders' (deficit) equity	$(85,473)	$(90,155)	$116,007
Shares of common stock outstanding	67,038	73,110	195,439

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of financial condition and results of operations together with "Item 6 - Selected Financial Data" and our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those currently anticipated by us as a result of the factors described in the sections entitled "Item 1A - Risk Factors" and "Cautionary Note Regarding Forward Looking Statements." Certain amounts in this section may not foot due to rounding.

For a description and additional information about our two reportable segments, see Note 16, Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results for (i) the year ended December 31, 2018 compared to the year ended December 31, 2017 and (ii) the year ended December 31, 2017 compared to the year ended December 31, 2016. We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our revenue for the year ended December 31, 2018 has been negatively affected by the closure of high-margin accounts with certain subscription-billing e-commerce merchants. The closure of merchants in this channel was due to industry-wide changes for enhanced card association compliance. This revenue, which is entirely within our Consumer Payments reportable segment, was $65.2 million, $95.6 million, and $58.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our income from operations associated with these merchants was $21.3 million, $31.9 million, and $19.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Based upon the current trend, we currently expect revenue from this channel of subscription-billing e-commerce merchants to be approximately $15.0 million and income from operations to be approximately $6.0 million for the year ending December 31, 2019.

In addition to the impact of the closures of certain merchants described above, our income from operations for the year ended December 31, 2018 has been negatively affected by expenses associated with our Business Combination, conversion to a public company, and certain legal matters. These expenses, which were entirely within Corporate, were $12.4 million, $5.6 million, and $0.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$392,033	$398,988	$(6,955)	(1.7)%
Outsourced services and other	32,382	26,631	5,751	21.6%
Total revenue	424,415	425,619	(1,204)	(0.3)%
OPERATING EXPENSES:
Costs of merchant card fees	296,223	305,461	(9,238)	(3.0)%
Costs of outsourced services and other	18,128	15,743	2,385	15.1%
Salary and employee benefits	38,324	32,357	5,967	18.4%
Depreciation and amortization	19,740	14,674	5,066	34.5%
Selling, general and administrative	32,081	22,545	9,536	42.3%
Change in fair value of contingent consideration	—	(410)	410	nm
Total operating expenses	404,496	390,370	14,126	3.6%

Income from operations	19,919	35,249	(15,330)	(43.5)%
OTHER (EXPENSES) INCOME:
Interest expense	(29,935)	(25,058)	(4,877)	19.5%
Other, net	(6,784)	(5,597)	(1,187)	21.2%
Total other expenses, net	(36,719)	(30,655)	(6,064)	19.8%

(Loss) income before taxes	(16,800)	4,594	(21,394)	(465.7)%

Income tax benefit	(1,759)	—	(1,759)	nm

Net (loss) income	$(15,041)	$4,594	$(19,635)	(427.4)%

n.m. = not meaningful

The following table shows our segment income statement data and selected performance measures for the periods indicated:

(dollars and volume amounts in thousands)	Years Ended December 31,
	2018	2017	Change	% Change

Consumer Payments:
Revenue	$394,986	$400,320	$(5,334)	(1.3)%
Operating expenses	344,458	344,847	(389)	(0.1)%
Income from operations	$50,528	$55,473	$(4,945)	(8.9)%
Operating margin	12.8%	13.9%	(1.1)%

Key Indicators:
Merchant bankcard processing dollar value	$37,892,474	$34,465,600	$3,426,874	9.9%
Merchant bankcard transaction volume	465,584	439,055	26,529	6.0%

Commercial Payments and Managed Services:
Revenue	$29,429	$25,299	$4,130	16.3%
Operating expenses	32,350	24,327	8,023	33.0%
(Loss) income from operations	$(2,921)	$972	$(3,893)	(400.5)%
Operating margin	(9.9)%	3.8%	(13.7)%

Key Indicators:
Merchant bankcard processing dollar value	$262,824	$190,338	$72,486	38.1%
Merchant bankcard transaction volume	173	95	78	82.1%

Income from operations of reportable segments	$47,607	$56,445	$(8,838)	(15.7)%
Corporate expenses	(27,688)	(21,196)	(6,492)	30.6%
Consolidated income from operations	$19,919	$35,249	$(15,330)

Key Indicators:
Merchant bankcard processing dollar value	$38,155,298	$34,655,938	$3,499,360	10.1%
Merchant bankcard transaction volume	465,757	439,150	26,607	6.1%

Revenue

For the year ended December 31, 2018, our consolidated revenue decreased by $1.2 million, or 0.3%, from the year ended December 31, 2017 to $424.4 million. This decrease was driven by a $5.3 million, or 1.3%, decrease in revenue from our Consumer Payments segment, partially offset by a $4.1 million, or 16.3%, increase in revenue from our Commercial Payments and Managed Services segment. Consolidated bankcard processing dollar value and merchant bankcard transactions increased 10.1% and 6.1%, respectively.

For the year ended December 31, 2018, the decrease in Consumer Payments revenue was primarily attributable to a decrease in revenue of $30.4 million from certain subscription-billing e-commerce merchants, largely offset by revenue resulting from the overall increases in bankcard processing dollar value and merchant bankcard transactions of 9.9% and 6.0%, respectively, compared to the year ended December 31, 2017. The higher merchant bankcard processing dollar value and transaction volume in 2018 were mainly due to the continuation of higher consumer spending trends in 2018 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction increased to $81.39, or 3.7%, in 2018 from $78.50 in 2017.

The increase in Commercial Payments and Managed Services revenue for year ended December 31, 2018 was attributable in part to increases in CPX merchant bankcard processing dollar value and the number of merchant bankcard transactions volume of 38.1% and 82.1%, respectively. Managed Services revenue grew due to an increase in headcount of our in-house sales force dedicated to selling merchant financing products on behalf of our financial institution partners, for which we record revenue on a cost-plus basis.

Operating expenses

Our consolidated operating expenses increased $14.1 million, or 3.6%, from $390.4 million for the year ended December 31, 2017 to $404.5 million for the year ended December 31, 2018, driven primarily by a $9.6 million, or 42.3%, increase in Selling, General, and Administrative ("SG&A") expenses. This increase in SG&A expenses was due primarily to in-house sales force expansion and corporate expenses related to transaction costs associated with the Business Combination and conversion to a public company, such as legal, accounting and other advisory and consulting expenses. Higher consolidated operating expenses were partially offset by lower costs of merchant card fees attributable to 2018 acquisitions of residual portfolio commission rights, partially offset by growth in processing volume. Costs of merchant card fees as a percentage of merchant card fee revenue dropped by 10 basis points in 2018 from 2017. Salary and employee benefits increased $6.0 million, or 18.4%, related to increases in corporate and operations headcount and increases in headcount from business acquisitions in 2018. Depreciation and amortization increased $5.1 million, or 34.5%, attributable mainly to the internally developed software for the MX Connect and CPX platforms and acquired merchant portfolios.

Income from operations

Consolidated income from operations decreased $15.3 million, or 43.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Our consolidated operating margin for year ended December 31, 2018 was 4.7% compared to 8.3% for the year ended December 31, 2017. The margin decrease was primarily due to the loss of certain subscription-billing e-commerce merchants and increases in expenses related to the Business Combination, conversion to a public company, and certain legal matters.

Our Consumer Payments reportable segment contributed $50.5 million in segment operating income for the year ended December 31, 2018, a decrease of $4.9 million, or 8.9%, from $55.5 million for the year ended December 31, 2017. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, partially offset by increases in merchant processing transactions.

Our Commercial Payments and Managed Services segment incurred a $2.9 million operating loss for year ended December 31, 2018, compared to $1.0 million in segment operating income for the year ended December 31, 2017. This decline in operating income was attributable to the startup of our newly established Integrated Partners businesses and increased investment in Commercial Payments staffing and infrastructure.

Corporate expenses were $27.7 million for the year ended December 31, 2018, an increase of $6.5 million over expenses of $21.2 million in the year ended December 31, 2017. This increase was driven primarily by a $6.8 million increase in expenses associated with our Business Combination, conversion to a public company, and certain legal matters. These expenses were $12.4 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively.

Interest expense

Interest expense, including amortization of deferred debt issuance costs and discount, increased by $4.9 million, or 19.5%, to $29.9 million in 2018 from $25.1 million in 2017. This increase was due to higher outstanding borrowings in 2018, partially offset by lower applicable interest rates as a result of the debt modification in January 2018.

Other, net

Other, net increased $1.2 million from a net expense of $5.6 million in the year ended December 31, 2017 to a net expense of $6.8 million in the year ended December 31, 2018. This change was primarily due to debt modification costs of $2.0 million in the year ended December 31, 2018.

Income tax expense (benefit)

We became part of a "C-corporation" reporting tax group on July 25, 2018 in connection with the Business Combination. On July 25, 2018, we recognized a net deferred income tax asset of $47.5 million, which also resulted in a credit to our additional paid-in capital within our consolidated stockholders' equity (deficit). The net deferred tax asset is the result of the difference between the initial tax bases in the assets and liabilities and their respective carrying amounts for financial statement purposes.

For the year ended December 31, 2018, our income tax benefit was $1.8 million, resulting in an effective income tax benefit rate of 10.5%. This income tax benefit was based on the pre-tax loss incurred after July 25, 2018. On a pro-forma basis assuming C-corp status for the full year 2018, our income tax benefit would have been $2.6 million, resulting in a pro-forma effective income tax benefit rate of 15.6%. Our annualized pro-forma effective income tax benefit rate for 2018 is less than the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the tax code.

The actual and pro-forma effective income tax rates for 2018 may not be indicative of our effective tax rates for future periods.

Net loss

Our consolidated net loss for the year ended December 31, 2018 was $15.0 million compared to net income of $4.6 million for the year ended December 31, 2017 for the aforementioned reasons.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table shows our consolidated income statement data for the periods indicated:

	Years Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$398,988	$321,091	$77,897	24.3%
Outsourced services and other	26,631	23,023	3,608	15.7%
Total revenue	425,619	344,114	81,505	23.7%
OPERATING EXPENSES:
Costs of merchant card fees	305,461	243,049	62,412	25.7%
Costs of outsourced services and other	15,743	13,971	1,772	12.7%
Salary and employee benefits	32,357	32,330	27	0.1%
Depreciation and amortization	14,674	14,733	(59)	(0.4)%
Selling, general and administrative	22,545	16,856	5,689	33.8%
Change in fair value of contingent consideration	(410)	(2,665)	2,255	(84.6)%
Total operating expenses	390,370	318,274	72,096	22.7%

Income from operations	35,249	25,840	9,409	36.4%

OTHER (EXPENSES) INCOME:
Interest expense	(25,058)	(4,777)	(20,281)	424.6%
Other, net	(5,597)	(877)	(4,720)	538.2%
Total other expenses, net	(30,655)	(5,654)	(25,001)	442.2%

Net income	$4,594	$20,186	$(15,592)	(77.2)%

The following table shows our segment income statement data and selected performance measures for the periods indicated:

(dollars and volume amounts in thousands)	Years Ended December 31,
	2017	2016	Change	% Change

Consumer Payments:
Revenue	$400,320	$322,666	$77,654	24.1%
Operating expenses	344,847	284,894	59,953	21.0%
Income from operations	$55,473	$37,772	$17,701	46.9%
Operating margin	13.9%	11.7%	2.2%

Key Indicators:
Merchant bankcard processing dollar value	$34,465,600	$30,335,776	$4,129,824	13.6%
Merchant bankcard transaction volume	439,055	398,498	40,557	10.2%

Commercial Payments and Managed Services:
Revenue	$25,299	$21,448	$3,851	18.0%
Operating expenses	24,327	19,587	4,740	24.2%
Income from operations	$972	$1,861	$(889)	(47.8)%
Operating margin	3.8%	8.7%	(4.9)%

Key Indicators:
Merchant bankcard processing dollar value	$190,338	$95,834	$94,504	98.6%
Merchant bankcard transaction volume	95	64	31	48.4%

Income from operations of reportable segments	$56,445	$39,633	$16,812	42.4%
Corporate expenses	(21,196)	(13,793)	(7,403)	53.7%
Consolidated income from operations	$35,249	$25,840	$9,409

Key Indicators:
Merchant bankcard processing dollar value	$34,655,938	$30,431,610	$4,224,328	13.9%
Merchant bankcard transaction volume	439,150	398,562	40,588	10.2%

Revenue

Consolidated revenue increased $81.5 million, or 23.7%, from $344.1 million in 2016 to $425.6 million in 2017. This increase was driven primarily by a $77.7 million, or 24.1%, increase in revenue from our Consumer Payments segment and a $3.9 million, or 18.0%, increase in revenue from our Commercial Payments and Managed Services segment.

The increase in Consumer Payments revenue was attributable primarily to a 13.6% increase in merchant bankcard processing dollar value and a 10.2% increase in the number of merchant bankcard transactions, attributable mainly to higher consumer spending trends in 2017, positive net boarding of new active merchants, including the onboarding of a sizeable merchant portfolio in July 2017, and merchant mix. The increase in merchant processing dollar value was also impacted by a small increase in average transaction dollar value. A small increase in average transaction processing fees, attributable to merchant mix, also contributed to revenue growth.

The increase in Commercial Payments and Managed Services revenue was attributable primarily to an increase in headcount in our in-house sales force dedicated to selling merchant financing products on behalf of our financial institution partners (for which we record revenue on a cost-plus basis, as described above).

Operating expenses

Consolidated operating expenses increased $72.1 million, or 22.7%, from $318.3 million in 2016 to $390.4 million in 2017. This increase was driven primarily by a $62.4 million, or 25.7%, increase in costs of merchant card fees, attributable to growth in processing volume. Selling, general and administrative expenses increased $5.7 million as a result of growth in business volume and 2017 litigation settlements and related expenses.

Income from operations

Consolidated income from operations increased $9.4 million, or 36.4%, from $25.8 million in 2016 to $35.2 million in 2017 due to the aforementioned changes in revenue and operating expenses.

Consumer Payments contributed $55.5 million in segment operating income in 2017, a $17.7 million, or 46.9%, increase from $37.8 million in 2016 due the increase in processing volume discussed above and a 2.2 percentage point improvement in segment operating margin due mainly to merchant mix.

Commercial Payments and Managed Services contributed $1.0 million in segment operating income in 2017, a $0.9 million, or 47.8%, decrease from $1.9 million in 2016. The decrease in Commercial Payments and Managed Services operating income was principally the result of ramp up in headcount ahead of the rollout of the CPX platform in September 2017.

Corporate expenses were $21.2 million in the year ended December 31, 2017, an increase of $7.4 million over expenses of $13.8 million in the year ended December 31, 2016. This increase was driven primarily by litigation settlements and related expenses, as well as other SG&A expenses.

Interest expense

Interest expense for the year ended December 31, 2017 was $25.1 million compared to $4.8 million for the year ended December 31, 2016. This increase was attributable to the increase in outstanding debt in 2017.

Other, net

Other, net increased $4.7 million from $0.9 million in 2016 to $5.6 million in 2017 due to expense associated with the increase in the fair value of the Goldman Sachs warrant liability and costs related to the debt refinancing in 2017.

Net income (loss)

Consolidated net income decreased $15.6 million, or 77.2%, from $20.2 million in 2016 to $4.6 million in 2017, due to the increases in interest expense and other, net that was offset partially by the increase in income from operations, as described above.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, Adjusted EBITDA and Earnout Adjusted EBITDA Included in this presentation are discussions and reconciliations of earnings before interest, income tax and depreciation and amortization ("EBITDA") and EBITDA adjusted for certain non-cash, non-recurring or non-core expenses ("Adjusted EBITDA") to net income in accordance with GAAP. Adjusted EBITDA excludes certain non-cash and other expenses, litigation settlement costs, certain legal services costs, professional and consulting fees and expenses, severance, separation and employee settlements, share-based compensation and one-time Business Combination expenses and certain adjustments. We believe these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

In addition, our financial covenants under our debt agreements and the earnout incentive plan pursuant to the Business Combination and Recapitalization, are based on a measure similar to Adjusted EBITDA ("Earnout Adjusted EBITDA"). The calculations of Earnout Adjusted EBITDA under our debt agreements and the earnout incentive plan include adjustments for, among other things, pro forma effects related to acquired merchant portfolios and residual streams and run rate adjustments for certain contracted savings on an annualized basis, which are not included as adjustments to Adjusted EBITDA.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures, particularly Adjusted EBITDA or Earnout Adjusted EBITDA, to analyze our performance would have material limitations because their calculations are based on subjective determination regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of our operating results. Although other companies may report measures entitled "Adjusted EBITDA" or similar in nature, numerous methods may exist for calculating a company's Adjusted EBITDA or similar measures. As a result, the methods we use to calculate Adjusted EBITDA and Earnout Adjusted EBITDA may differ from the methods used by other companies to calculate their non-GAAP measures.

(in thousands)	Years Ended December 31,
	2018	2017	2016

Consolidated Net (Loss) Income (GAAP)	$(15,041)	$4,594	$20,186
Add: Interest expense (1)	29,935	25,058	4,777
Add: Depreciation and amortization	19,740	14,674	14,733
Less: Income tax benefit	(1,759)	—	—
Consolidated EBITDA (non-GAAP)	32,875	44,326	39,696
Further adjusted by:
Add: Non-cash equity-based compensation	1,649	1,021	2,314
Add: Debt modification costs and warrant fair value changes	6,042	5,966	1,204
Add: Changes in fair value of contingent consideration	—	(410)	(2,665)
Add: Litigation settlement costs	1,615	2,329	36
Add: Certain legal services (2)	4,900	2,699	2,136
Add: Professional, accounting and consulting fees (3)	5,856	952	1,156
Consolidated Adjusted EBITDA (non-GAAP)	52,937	56,883	$43,877
Further adjusted by:
Add: Pro-forma impacts for acquisitions	14,010	1,303
Add: Contracted revenue and savings	2,924	1,743
Add: Other professional and consulting fees	1,236	713
Add: Other tax expenses and other adjustments	1,566	690
Consolidated Earnout Adjusted EBITDA (non-GAAP) (4)	$72,673	$61,332

(1)	Interest expense includes amortization expense for debt issuance costs and issue discount.

(2)	Legal expenses related to business and asset acquisition activity and settlement negotiation and other litigation expenses.

(3)	Primarily transaction-related, capital markets and accounting advisory services.

(4)
Presented only for the years ended December 31, 2018 and 2017, reflecting definition in debt agreements entered into in connection with the January 2017 debt refinancing. Subsequent to the Business Combination, the Earnout Adjusted EBITDA of the Borrowers under the credit agreements excludes expenses of Priority Technology Holdings, Inc., which is neither a Borrower nor a guarantor under the credit agreements. Earnout Adjusted EBITDA of the Borrowers was approximately $78.5 million for the year ended December 31, 2018.

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

Our principal uses of cash are to fund business operations, administrative costs, and debt service.

Our working capital, defined as current assets less current liabilities, was $21.1 million at December 31, 2018 and $39.5 million at December 31, 2017. As of December 31, 2018, we had cash totaling $15.6 million compared to $28.0 million at December 31, 2017. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds and reserves for potential losses of $18.2 million at December 31, 2018 and $16.2 million at December 31, 2017.

At December 31, 2018, we had availability of $25.0 million under our revolving credit arrangement.

The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended December 31,
(in thousands)	2018	2017

Net cash provided by (used in):
Operating activities	$31,348	$36,869
Investing activities	(108,928)	(9,037)
Financing activities	67,252	(25,375)
Net (decrease) increase in cash and restricted cash	$(10,328)	$2,457

Cash Provided By Operating Activities

Net cash provided by operating activities was $31.3 million and $36.9 million for the year ended December 31, 2018 and 2017, respectively. The $5.5 million, or 15.0%, decrease was principally the result of reduced income from operations of $15.3 million, partially offset by changes in operating working capital. Changes in operating working capital increased by $11.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Cash Used In Investing Activities

Net cash used in investing activities was $108.9 million and $9.0 million for the year ended December 31, 2018 and 2017, respectively. Cash flow used in investing activities includes the acquisitions of merchant portfolios, purchases of property, equipment and software, and acquisitions of businesses. For the year ended December 31, 2018, we invested $90.9 million in merchant portfolio acquisitions, an $88.4 million increase from the year ended December 31, 2017. We used $7.5 million for business acquisitions for the year ended December 31, 2018, compared to zero in the prior year. Cash used for purchases of property, plant and equipment for the year ended December 31, 2018 was $10.6 million, an increase of $4.0 million from the year ended December 31, 2017. The increase in purchases was driven primarily by equipment purchases for MX Connect and CPX, capitalization of internally developed software and improvements to the legal and CPX office space.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $67.3 million in the year ended December 31, 2018 compared to net cash used in financing activities of $25.4 million in the prior year. Cash flows from financing activities for the year ended December 31, 2018 resulted primarily from the proceeds received in the January 2018 and December 2018 debt upsizings and the equity recapitalization in connection with the Business Combination, offset in part by cash used for equity redemptions, the redemption of the Goldman Sachs warrant, and equity distributions prior to July 25, 2018. Cash flows used in financing activities for the year ended December 31, 2017 primarily reflected equity redemptions partially offset by a net increase in long term debt.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Years Ended December 31,
(in thousands)	2017	2016

Net cash provided by (used in):
Operating activities	$36,869	$22,275
Investing activities	(9,037)	(6,362)
Financing activities	(25,375)	(10,548)
Net increase in cash and restricted cash	$2,457	$5,365

Cash Provided By Operating Activities

Net cash provided by operating activities was $36.9 million in 2017, a $14.6 million, or 65.5%, increase from $22.3 million in 2016. The $14.6 million increase from 2016 to 2017 was principally the result of the $9.4 million increase in income from operations as well as changes in working capital.

Cash Used In Investing Activities

Net cash used in investing activities was $9.0 million for 2017 and $6.4 million for 2016. Cash flows used in investing activities in 2017 and 2016 reflect the purchases of property, plant, equipment and software, which increased by $2.5 million from 2016 to 2017, driven primarily by leasehold improvements related to an increase in office space to support the roll out of new business lines, and additions to merchant portfolios.

Cash Provided By (Used In) Financing Activities

Net cash used in financing activities was $25.4 million in 2017 and $10.5 million in 2016. Cash flows used in financing activities in 2017 primarily reflect $203.0 million in membership unit redemptions and $90.7 million in repayments of the long-term debt, which more than offset new debt proceeds of $276.3 million. Cash flows used in financing activities in 2016 primarily include $10.0 million in equity distributions.

Long-Term Debt

As of December 31, 2018, we had outstanding long-term debt of $412.7 million compared to $283.1 million at December 31, 2017, an increase of $129.6 million. The debt balance consisted of outstanding term debt of $322.7 million under the Senior Credit Facility and $90.0 million in term debt under the subordinated Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Group, L.P. (the "GS Credit Facility") (including accrued payment-in-kind ("PIK") interest through December 31, 2018). Additionally, under the Senior Credit Facility, we have a $25.0 million revolving credit facility, which was undrawn as of December 31, 2018 and December 31, 2017. The outstanding principal amounts under the Senior Credit Facility and the subordinated GS Credit Facility mature in January 2023 and July 2023, respectively. The $25 million revolving credit facility expires in January 2022.

Outstanding borrowings under the Senior Credit Facility bear interest at the London Interbank Offered Rate (LIBOR) with a floor of 1.0%, plus an applicable margin. The margin stood at 5.0% as of December 31, 2018, which was a reduction from 6.0% as of December 31, 2017, due to amendments made in connection with the January 2018 debt upsizing. We are required to make quarterly principal payments under the Senior Credit Facility, as determined and defined in the credit agreement.

The subordinated GS Credit Facility provides for cash and PIK interest components. Cash interest is payable at an annual rate of 5.0% while PIK interest resets on a quarterly basis based on our Total Net Leverage Ratio, as defined in the credit agreement relating to the GS Credit Facility, with a floor of 5.0%. As of December 31, 2018, the outstanding amount on the subordinated GS Credit Facility term debt totaled $90.0 million, a $4.9 million increase from December 31, 2017 attributable to the accrual of PIK interest. The PIK interest payable on the subordinated GS Credit Facility decreased from 6.25% as of December 31, 2017 to 5.5% in January 2018 (which remained the applicable PIK rate as of December 31, 2018) based our Total Net Leverage Ratio, as defined in the credit agreement.

The Senior Credit Facility and the subordinated GS Credit Facility are secured by substantially all of our assets, however, the parent entity, Priority Technology Holdings, Inc., is neither a borrower nor guarantor to the Senior Credit Facility or the GS Credit Facility.

The Senior Credit Facility and the subordinated GS Credit Facility contain representations and warranties, financial and collateral requirements, mandatory payment events, and events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. The financial covenants include requirements to maintain certain leverage and fixed charge coverage ratios. As of December 31, 2018, we were in compliance with our financial covenants.

As of December 31, 2018, financial covenants under the Senior Credit Facility required the Total Net Leverage Ratio, as defined in the agreement, not to exceed 6.50:1.00, which threshold will decline to 6.25:1.00 as of March 31, 2019, 6.00:1.00 as of June 30, 2019, 5.75:1.00 as of September 30, 2019, and 5.25:1.00 as of December 31, 2019. Under certain circumstances, we may also be required to maintain a First Lien Net Leverage Ratio, as defined in the agreement, not to exceed 4.25:1.00. The Net Leverage Ratios are determined using the outstanding debt balance and Earnout Adjusted EBITDA (a non-GAAP measure), as defined in the Senior Credit Facility. For a reconciliation of Earnout Adjusted EBITDA to net income, see above under "Certain Non-GAAP Measures." As of December 31, 2018, the Borrowers' Total Net Leverage Ratio was 5.06:1.00. The subordinated GS Credit Facility contains financial covenants similar to the Senior Credit Facility.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2018.

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 Years	More than 5 years

Facility and other leases (a)	$10,628	$1,637	$2,587	$2,573	$3,831
Debt (b)	412,682	3,293	6,585	402,804	—
Interest on debt (c)	170,530	33,567	67,687	69,276	—
Processing minimums (d)	21,000	7,000	14,000	—	—
	$614,840	$45,497	$90,859	$474,653	$3,831

(a)	We have entered into, or assumed via acquisitions, several operating leases for office space in the states of Georgia, New York, Tennessee, Texas and Florida, as well as equipment leases.

(b)	Reflects contractual principal payments.

(c)	Reflects minimum interest payable on term debt under the Senior Credit Facility and the subordinated GS Credit Facility.

(d)
Reflects minimum annual spend commitments with third-party processor partners. In the event we fail to meet the minimum annual spend commitment, we are required to pay the difference between the minimum and the actual dollar amount spent in the year.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 1, Nature of Business and Accounting Policies. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, and complex judgments.

Revenue Recognition

The determination of whether we should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. We recognize merchant card fee revenues net of interchange fees, which are assessed to our merchant customers on all transactions processed by third parties. Interchange fees and rates are not controlled by us, and therefore we effectively act as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations, and processing customers. All other revenue is reported on a gross basis, as we contract directly with the merchant, assume the risk of loss, and have pricing flexibility.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings.

We recognize an uncertain tax position in our financial statements when we conclude that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Interest and penalties related to income taxes are recognized in the provision for income taxes.

Goodwill and Long-Lived Assets

We test goodwill for impairment for each of our reporting units on an annual basis or when events occur, or circumstances indicate the fair value of a reporting unit is below our carrying value. We perform the impairment tests by using market data and discounted cash flow analysis, which involve estimates of future revenues and operating cash flows.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group.

Merchant Portfolios

Merchant portfolios represent the value of the acquired merchant customer base at the time of acquisition. We amortize the cost of our acquired merchant portfolios over their estimated useful lives using either a straight-line or an accelerated method that most accurately reflects the estimated pattern in which the economic benefits of the respective asset is consumed.

Potential Impacts of Recently Issued Accounting Standards

For the potential impacts that pending adoptions of recently issued accounting standards may have on our future financial position, results of operations, or cash flows, see Note 1, Nature of Business and Accounting Policies, under the header "Recently Issued Standards Not Yet Adopted."

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk

Our Senior Credit Facility bears interest at a rate based on LIBOR plus a fixed margin. As of December 31, 2018, we had $322.7 million in outstanding borrowings under our Senior Credit Facility. A hypothetical 1% increase or decrease in the applicable LIBOR rate on our outstanding indebtedness under the Senior Credit Facility would have increased or decreased cash interest expense on our indebtedness by approximately $3.2 million per annum. The discrepancy between the hypothetical increase and decrease is attributable to the 1.0% LIBOR floor under the Senior Credit Facility. The applicable LIBOR rate stood at approximately 2.50% at December 31, 2018.

We do not currently hedge against interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIORITY TECHNOLOGY HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Priority Technology Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. and Subsidiaries (as successor to Priority Holdings, LLC and Subsidiaries) (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Recapitalization
As discussed in Note 1 to the financial statements, on July 25, 2018, Priority Holdings LLC consummated a reverse merger with M I Acquisitions, Inc. and a simultaneous recapitalization.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia
March 29, 2019

Priority Technology Holdings, Inc.

Consolidated Balance Sheets
As of December 31, 2018 and 2017

(in thousands, except share and per share amounts)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$15,631	$27,966
Restricted cash	18,200	16,193
Accounts receivable, net of allowances of $511 and $484, respectively	45,651	47,433
Prepaid expenses and other current assets	3,642	3,747
Current portion of notes receivable (Note 4)	979	3,442
Settlement assets (Note 3)	1,042	7,207
Total current assets	85,145	105,988

Notes receivable, less current portion (Note 4)	852	3,807
Property, equipment, and software, net (Note 6)	17,482	11,943
Goodwill (Note 5)	109,515	101,532
Intangible assets, net (Note 5)	124,637	42,062
Deferred income tax assets, net (Note 9)	49,692	—
Other non-current assets	1,295	1,375
Total assets	$388,618	$266,707

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses (Note 7)	$27,638	$18,603
Accrued residual commissions	18,715	23,470
Customer deposits and advance payments	3,282	4,853
Current portion of long-term debt (Note 8)	3,293	7,582
Settlement obligations (Note 3)	11,132	10,474
Current portion of equity repurchase obligation	—	1,500
Total current liabilities	64,060	66,482

Long-term debt, net of discounts and deferred financing costs (Note 8)	402,095	267,939
Warrant liability (Note 8)	—	8,701
Equity repurchase obligation	—	7,690
Other non-current liabilities	7,936	6,050
Total long-term liabilities	410,031	290,380

Total liabilities	474,091	356,862

Commitments and contingencies (Note 10)

Stockholders' equity (deficit): (Note 12)
Preferred stock, par value $0.001 per share, 100,000,000 and zero shares authorized at December 31, 2018 and 2017, respectively, and zero shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, par value of $0.001 per share, 1 billion shares authorized, 67,038,304 and 73,110,114 shares issued and outstanding at December 31, 2018 and 2017, respectively	67	73
Accumulated deficit	(85,540)	(90,228)
Total stockholders' equity (deficit)	(85,473)	(90,155)

Total liabilities and stockholders' equity (deficit)	$388,618	$266,707

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Operations
For the years ended December 31, 2018, 2017, and 2016

(in thousands, except per share amounts)	2018	2017	2016
REVENUE:
Merchant card fees	$392,033	$398,988	$321,091
Outsourced services and other	32,382	26,631	23,023
Total revenue	424,415	425,619	344,114

OPERATING EXPENSES:
Costs of merchant card fees	296,223	305,461	243,049
Costs of outsourced services and other	18,128	15,743	13,971
Salary and employee benefits	38,324	32,357	32,330
Depreciation and amortization	19,740	14,674	14,733
Selling, general and administrative	32,081	22,545	16,856
Changes in fair value of contingent consideration	—	(410)	(2,665)
Total operating expenses	404,496	390,370	318,274

Income from operations	19,919	35,249	25,840

OTHER (EXPENSES) INCOME:

Interest expense	(29,935)	(25,058)	(4,777)
Other, net	(6,784)	(5,597)	(877)
Total other expenses, net	(36,719)	(30,655)	(5,654)

(Loss) income before income taxes	(16,800)	4,594	20,186

Income tax benefit (Note 9)	(1,759)	—	—

Net (loss) income	$(15,041)	$4,594	$20,186

(Loss) income per common share: (Note 17)
Basic and diluted	$(0.24)	$0.06	$0.15

Weighted-average common shares outstanding: (Note 17)
Basic and diluted	61,607	67,144	131,706

PRO FORMA (C-corporation basis): (Note 9)
Pro forma income tax (benefit) expense (unaudited)	$(2,619)	$1,530
Pro forma net (loss) income (unaudited)	$(14,181)	$3,064

(Loss) earnings per common share:
Basic and diluted (unaudited)	$(0.23)	$0.04

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2018, 2017, and 2016

(in thousands)					Additional Paid-In Capital (Deficit)	Retained Earnings/
	Preferred Stock		Common Stock			Accumulated	Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount		(Deficit)

January 1, 2016	—	$—	187,036	$187	$94,752	$8,587	$103,526
Cash distributions to members	—	—	—	—	(10,019)	—	(10,019)
Equity-based compensation	—	—	8,403	8	2,306	—	2,314
Net income	—	—	—	—	—	20,186	20,186
December 31, 2016	—	—	195,439	195	87,039	28,773	116,007

Cash distributions to members	—	—	—	—	(3,399)	—	(3,399)
Member redemptions	—	—	(62,574)	(122)	(79,283)	(123,595)	(203,000)
Reclass for common shares repurchase obligation	—	—	—	—	(9,190)	—	(9,190)
Elimination of Class C units	—	—	(19,756)	—	—	—	—
Release of contingent consideration	—	—	—	—	3,812	—	3,812
Elimination of Preferred units	—	—	(35,574)	—	—	—	—
Pro-rate adjustment and forfeitures	—	—	(4,425)	—	—	—	—
Equity-based compensation	—	—	—	—	1,021	—	1,021
Net income	—	—	—	—	—	4,594	4,594
December 31, 2017	—	—	73,110	73	—	(90,228)	(90,155)

Cash distributions to members prior to Business Combination	—	—	—	—	(7,075)	—	(7,075)
Member redemptions prior to Business Combination	—	—	(12,565)	(13)	(36,548)	(28,342)	(64,903)
Conversion of MI Acquisitions, Inc. shares	—	—	6,667	7	49,382	—	49,389
Pro-rata adjustment	—	—	(724)	—	—	—	—
Effects of Founders' Share Agreement	—	—	(175)	—	(2,118)	—	(2,118)
Equity-based compensation	—	—	250	—	1,063	586	1,649
Recapitalization costs	—	—	—	—	(9,704)	—	(9,704)
Net deferred income taxes related to loss of partnership status	—	—	—	—	—	47,485	47,485
Common stock issued for business acquisitions	—	—	475	—	5,000	—	5,000
Net loss	—	—	—	—	—	(15,041)	(15,041)
December 31, 2018	—	$—	67,038	$67	$—	$(85,540)	$(85,473)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017, and 2016

(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net (loss) income	$(15,041)	$4,594	$20,186
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of assets	19,740	14,674	14,733
Equity-based compensation	1,649	1,021	2,314
Amortization of debt issuance costs and discount	1,418	1,211	665
Equity in losses and impairment of unconsolidated entities	865	133	162
Provision for deferred income taxes	(2,206)	—	—
Change in fair value of warrant liability	3,458	4,198	1,204
Change in fair value of contingent consideration	—	(410)	(2,665)
Loss on debt extinguishment	—	1,753	—
Payment-in-kind interest	4,897	5,118	—
Other non-cash charges	211	133	196
Change in operating assets and liabilities (net of business combinations):
Accounts receivable	1,991	(13,687)	8,388
Settlement assets	6,166	(1,517)	1,296
Prepaid expenses and other current assets	171	1,673	409
Notes receivable	4,862	(1,677)	(2,855)
Accounts payable and other current liabilities	2,473	19,017	(21,685)
Other assets and liabilities	694	635	(73)
Net Cash Provided By Operating Activities	31,348	36,869	22,275

Cash Flows From Investing Activities:
Acquisitions of businesses	(7,508)	—	—
Additions to property, equipment, and software	(10,562)	(6,554)	(4,098)
Acquisitions of merchant portfolios	(90,858)	(2,483)	(2,264)
Net Cash Used In Investing Activities	(108,928)	(9,037)	(6,362)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issue discount	126,813	276,290	—
Repayments of long-term debt	(2,834)	(90,696)	—
Borrowings under revolving line of credit	8,000	—	—
Repayments of borrowings under revolving line of credit	(8,000)	—	—
Debt issuance costs	(425)	(4,570)	(529)
Distributions from equity	(7,075)	(3,399)	(10,019)
Redemptions of equity interests	(76,211)	(203,000)	—
Recapitalization proceeds	49,389	—	—
Redemption of warrants	(12,701)	—	—
Recapitalization costs	(9,704)	—	—
Net Provided By (Used In) Financing Activities	67,252	(25,375)	(10,548)

Net change in cash and restricted cash	(10,328)	2,457	5,365
Cash and restricted cash at beginning of year	44,159	41,702	36,337
Cash and restricted cash at end of year	$33,831	$44,159	$41,702

Priority Technology Holdings, Inc.

Supplemental cash flow information:
Cash paid for interest	$23,350	$19,036	$3,716

Non-cash investing and financing activities:
Purchases of property, equipment, and software through accounts payable	$50	$60	$392
Notes receivable from sellers used as partial consideration for business acquisitions	$560	$—	$—
Common stock issued as partial consideration in business acquisitions in Consumer Payments segment	$5,000	$—	$—
Cash consideration payable for business acquisition	$184	$—	$—
Common share repurchase obligation	$—	$9,190	$—

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND ACCOUNTING POLICIES

The Business

Headquartered in Alpharetta, Georgia, Priority Technology Holdings, Inc. and subsidiaries (together, the "Company") began operations in 2005 with a mission to build a merchant inspired payments platform that would advance the goals of its customers and partners. Today, the Company is a leading provider of merchant acquiring and commercial payment solutions, offering unique product capabilities to small and medium size businesses ("SMBs") and enterprises and distribution partners in the United States. The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.

The Company provides:

•
Consumer payments processing solutions for business-to-consumer ("B2C") transactions through independent sales organizations ("ISOs"), financial institutions, independent software vendors ("ISVs"), and other referral partners. Our proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions.

•
Commercial payments solutions such as automated vendor payments and professionally curated managed services to industry leading financial institutions and networks. Our proprietary business-to-business ("B2B") Commercial Payment Exchange (CPX) platform was developed to be a best-in-class solution for buyer/supplier payment enablement.

•
Institutional services (also known as Managed Services) solutions that provide audience-specific programs for institutional partners and other third parties looking to leverage the Company's professionally trained and managed call center teams for customer onboarding, assistance, and support, including marketing and direct-sales resources.

•
Integrated partners solutions for ISVs and other third-parties that allow them to leverage the Company's core payments engine via robust application program interfaces ("APIs") resources and high-utility embeddable code.

•	Consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.

The Company provides its services through two reportable segments: (1) Consumer Payments and (2) Commercial Payments and Managed Services. For additional information about our reportable segments, see Note 16, Segment Information.

To provide many of its services, the Company enters into agreements with payment processors which in turn have agreements with multiple card associations. These card associations comprise an alliance aligned with insured financial institutions ("member banks") that work in conjunction with various local, state, territory, and federal government agencies to make the rules and guidelines regarding the use and acceptance of credit and debit cards. Card association rules require that vendors and processors be sponsored by a member bank and register with the card associations. The Company has multiple sponsorship bank agreements and is itself a registered ISO with Visa®. The Company is also a registered member service provider with MasterCard®. The Company's sponsorship agreements allow the capture and processing of electronic data in a format to allow such data to flow through networks for clearing and fund settlement of merchant transactions.

Corporate History and Recapitalization

M I Acquisitions, Inc. ("MI Acquisitions") was incorporated under the laws of the state of Delaware as a special purpose acquisition company ("SPAC") whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. MI Acquisitions completed an initial public offering ("IPO") in September 2016, and MI Acquisitions' common stock began trading on The Nasdaq Capital Market with the symbol MACQ. In addition, MI Acquisitions completed a private placement to certain initial stockholders of MI Acquisitions. MI Acquisitions received gross proceeds of approximately $54.0 million from the IPO and private placement.

On July 25, 2018, MI Acquisitions acquired all of the outstanding member equity interests of Priority Holdings, LLC ("Priority") in exchange for the issuance of MI Acquisitions' common stock (the "Business Combination") from a private placement. As a result, Priority, which was previously a privately-owned company, became a wholly-owned subsidiary of MI Acquisitions. Simultaneously with the Business Combination, MI Acquisitions changed its name to Priority Technology Holdings, Inc. and its common stock began trading on The Nasdaq Global Market with the symbol PRTH.

As a SPAC, MI Acquisitions had substantially no business operations prior to July 25, 2018. For financial accounting and reporting purposes under accounting principles generally accepted in the United States ("U.S. GAAP"), the acquisition was accounted for as a "reverse merger," with no recognition of goodwill or other intangible assets. Under this method of accounting, MI Acquisitions was treated as the acquired entity whereby Priority was deemed to have issued common stock for the net assets and equity of MI Acquisitions consisting mainly of cash of $49.4 million, accompanied by a simultaneous equity recapitalization (the "Recapitalization") of Priority. The net assets of MI Acquisitions are stated at historical cost and, accordingly, the equity and net assets of the Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Priority. Prior to July 25, 2018, the results of operations, cash flows, and financial position are those of Priority. The units and corresponding capital amounts and earnings per unit of Priority prior to the Recapitalization have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization.

The Company's President, Chief Executive Officer and Chairman controls a majority of the voting power of the Company's outstanding common stock. As a result, the Company is a "controlled company" within the meaning of the corporate governance standards of the Nasdaq Stock Market, LLC ("Nasdaq").

The Company operates in two reportable segments: 1) Consumer Payments and 2) Commercial Payments and Managed Services. For more information about the Company's segments, refer to Note 16, Segment Information.

Emerging Growth Company

The Company is an "emerging growth company" (EGC), as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period or if its revenue for any year exceeds $1.07 billion, the Company would cease to be an EGC immediately, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company as an EGC may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company's financial statements may not be comparable to companies that comply with public company effective dates.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of the Company and its controlled subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in "Other non-current assets" in the accompanying consolidated balance sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided the Company is able to exercise significant influence over the investee's operations.

Use of Estimates

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

Components of Revenues and Expenses

Revenues

Merchant card fees revenue consists mainly of fees for processing electronic payments, including credit, debit and electronic benefit transaction card processing. The fees are generally based on a variable percentage of the dollar amount of each transaction and, in some cases, additional fees for each transaction. In addition, merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous services. Merchant card fees revenue is attributable primarily to our Consumer Payments segment.

Outsourced services and other revenue consist mainly of cost-plus fees related to B2B services, merchant financing and buyer-initiated payment programs sold on behalf of certain enterprise customers, originated through our in-house sales force, including incentives for meeting sales targets. Outsourced services revenue is attributable primarily to our Commercial Payments and Managed Services reportable segment. Other revenues include revenue from the sales of equipment (primarily point of sale terminals) and processing of automated clearing house ("ACH") transactions.

Costs of Services

Costs of Merchant Card Fees

Costs of merchant card fees primarily consist of residual payments to agents and ISOs and other third-party costs directly attributable to payment processing. The residual payments represent commissions paid to agents and ISOs based upon a percentage of the net revenues generated from merchant transactions.

Costs of Outsourced Services and Other Revenue

Costs of outsourced services and other revenue consist of salaries directly related to outsourced services revenue, the cost of equipment (point of sale terminals) sold, and third-party fees and commissions related to the Company's ACH processing activities.

Selling, General and Administrative

SG&A expenses include mainly professional services, advertising, rent, office supplies, software licenses, utilities, state and local franchise and sales taxes, litigation settlements, executive travel, insurance, and expenses related to the Business Combination.

Interest Expense

Interest expense consists of interest on outstanding debt and amortization of deferred financing costs and original issue discounts.

Other, net

Other, net is composed of interest income, debt modification and extinguishment expenses, changes in fair value of warrant liabilities, and equity in losses and impairment of unconsolidated entities. Interest income consists mainly of interest received pursuant to notes receivable from independent sales agents. Debt modification and extinguishment expenses includes write-offs of unamortized deferred financing costs and original issue discount relating to the extinguished debt. Equity in loss and impairment of unconsolidated entities consists of the Company's share of the income or loss of its equity method investment as well as any impairment charges related to such investments.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other amounts that are not included in the audited consolidated statement of operations as the amounts have not been realized. For the years ended December 31, 2018, 2017, and 2016, there were no differences between the Company's net income (loss) and comprehensive income (loss). Therefore, no separate Statements of Other Comprehensive Income (Loss) are included in the financial statements for the reporting periods.

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when (1) it is realized or realizable and earned, (2) there is persuasive evidence of an arrangement, (3) delivery and performance has occurred, (4) there is a fixed or determinable sales price and (5) collection is reasonably assured.

The Company's reportable segments are organized by services the Company provides and distinct business units. Set forth below is a description of the Company's revenue recognition polices by segment.

Consumer Payments

The Company's Consumer Payments segment represents merchant card fee revenues, which are based on the electronic transaction processing of credit, debit and electronic benefit transaction card processing authorized and captured through third-party networks, check conversion and guarantee, and electronic gift certificate processing. Merchants are charged rates which are based on various factors, including the type of bank card, card brand, merchant charge volume, the merchant's industry and the merchant's risk profile. Typically, revenues generated from these transactions are based on a variable percentage of the dollar amount of each transaction, and in some instances, additional fees are charged for each transaction. The Company's contracts in most instances involve three parties: the Company, the merchant and the sponsoring bank. The Company's sponsoring banks collect the gross revenue from the merchants, pay the interchange fees and assessments to the credit card associations, retain their fees and pay to the Company a residual payment representing the Company's fee for the services provided. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, and monthly minimum fees, fees for handling chargebacks, gateway fees and fees for other miscellaneous services.

The determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. The Company recognizes merchant card fee revenues net of interchange fees, which are assessed to the Company's merchant customers on all transactions processed by third parties. Interchange fees and rates are not controlled by the Company, which effectively acts as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as the Company contracts directly with the merchant, assumes the risk of loss and has pricing flexibility.

Commercial Payments and Managed Services

This segment provides business-to-business ("B2B") automated payment processing services to buyers and suppliers, including virtual payments, purchase cards, electronic funds transfers, ACH payments, and check payments. Revenues are generally earned on a per-transaction basis and through implementation services. Additionally, this segment provides outsourced services by providing a sales force to certain enterprise customers. Such services are provided on a cost-plus fee arrangement and revenue is recognized to the extent of billable rates times hours worked and other reimbursable costs incurred.

Cash and Restricted Cash

Cash includes cash held at financial institutions that is owned by the Company. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.

Accounts Receivable

Accounts receivable are stated net of allowance for doubtful accounts and are amounts primarily due from the Company's sponsor banks for revenues earned, net of related interchange and bank processing fees, and do not bear interest. Other types of accounts receivable are from agents, merchants and other customers. Amounts due from sponsor banks are typically paid within 30 days following the end of each month.

Allowance for Doubtful Accounts Receivable

The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected, based upon loss trends and an analysis of individual accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received.

Customer Deposits and Advance Payments

The Company may receive cash payments from certain customers and vendors that require future performance obligations by the Company. Amounts associated with obligations expected to be satisfied within one year are reported in Customer deposits and advance payments on the Company's consolidated balance sheets and amounts associated with obligations expected to be satisfied after one year are reported as a component of Other non-current liabilities on the Company's consolidated balance sheets. These payments are subsequently recognized in the Company's consolidated statements of operations when the Company satisfies the performance obligations required to retain and earn these deposits and advance payments.

Property and Equipment, Including Leases

Property and equipment are stated at cost, except for property and equipment acquired in a merger or business combination, which is recorded at fair value at the time of the transaction. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

The Company has multiple operating leases related to office space. Operating leases do not involve transfer of risks and rewards of ownership of the leased asset to the lessee, therefore the Company expenses the costs of its operating leases. The Company may make various alterations (leasehold improvements) to the office space and capitalize these costs as part of property and equipment. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter.

Expenditures for repairs and maintenance which do not extend the useful life of the respective assets are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. At the time of retirements, sales, or other dispositions of property and equipment, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are presented as a component of income or loss from operations.

Costs Incurred to Develop Software for Internal Use

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges from three to five years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2018, 2017, and 2016, there has been no impairment associated with internal use software. For the years ended December 31, 2018, 2017, and 2016, the Company capitalized software development costs of $6.7 million, $3.1 million, and $3.1 million, respectively. As of December 31, 2018 and 2017, capitalized software development costs, net of accumulated amortization, totaled $10.8 million and $6.7 million, respectively, and is included in property, equipment, and software, net on the consolidated balance sheets. Amortization expense for capitalized software development costs for the years ended December 31, 2018, 2017, and 2016 was $2.6 million, $1.6 million, and $1.0 million, respectively.

Settlement Assets and Obligations

Settlement processing assets and obligations recognized on the Company's consolidated balance sheet represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 3, Settlement Assets and Obligations.

Debt Issuance Costs

Eligible debt issuance costs associated with the Company's credit facilities are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company's term debt are presented on the Company's consolidated balance sheets as a direct reduction in the carrying value of the associated debt liability.

Business Combinations

The Company uses the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed to be recognized at their fair values on the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed are determined based upon the valuation of the acquired business and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.

Non-Controlling Interests

The Company has issued non-voting profit-sharing interests in two of its subsidiaries that were formed in 2018 to acquire the operating assets of certain businesses (see Note 2, Business Combinations). The Company is still the majority owner of these subsidiaries and therefore the profit-sharing interests are deemed to be non-controlling interests ("NCI").

To estimate the initial fair value of a profit-sharing interest, the Company utilizes future cash flow scenarios with focus on those cash flow scenarios that could result in future distributions to the NCIs. In subsequent periods, profits or losses are attributed to an NCI based on the hypothetical-liquidation-at-book-value method that utilizes the terms of the profit-sharing agreement between the Company and the NCIs.

As the majority owner, the Company has call rights on the profit-sharing interests issued to the NCIs. These call rights can be executed only under certain circumstances and execution is always voluntary at the Company's discretion. The call rights do not meet the definition of a free-standing financial instrument or derivative, thus no separate accounting is required for these call rights.

Goodwill

The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of November 30, 2018 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its reporting units. The Company concluded there were no indicators of impairment for the years ended December 31, 2018, 2017 and 2016.

Intangible Assets

Intangible assets, acquired in connection with various acquisitions, are recorded at fair value determined using a discounted cash flow model as of the date of the acquisition. Intangible assets primarily include merchant portfolios and other intangible assets such as non-compete agreements, trade names, acquired technology (developed internally by acquired companies prior to the business combination with the Company) and customer relationships.

Merchant Portfolios

Merchant portfolios represent the value of the acquired merchant customer base at the time of acquisition. The Company amortizes the cost of its acquired merchant portfolios over their estimated useful lives, which range from one year to ten years, using either a straight-line or an accelerated method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

Other Intangible Assets

Other intangible assets consist of values relating to non-compete agreements, trade names, acquired technology, and customer relationships. These values are amortized over the estimated useful lives ranging from one year to 25 years.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2018, 2017 and 2016.

Accrued Residual Commissions

Accrued residual commissions consist of amounts due to independent sales organizations ("ISOs") and independent sales agents on the processing volume of the Company's merchant customers. The commissions due are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $242.8 million, $249.9 million, and $195.4 million, respectively, for the years ended December 31, 2018, 2017 and 2016, and are included in costs of merchant card fees in the accompanying consolidated statements of operations.

ISO Deposit and Loss Reserve

ISOs may partner with the Company in an executive partner program in which ISOs are given negotiated pricing in exchange for bearing risk of loss. Through the arrangement, the Company accepts deposits on behalf of the ISO and a reserve account is established by the Company. All amounts maintained by the Company are included in the accompanying consolidated balance sheets as other liabilities, which are directly offset by restricted cash accounts owned by the Company.

Equity-Based Compensation

The Company recognizes the cost resulting from all equity-based payment transactions in the financial statements at grant date fair value. Equity-based compensation expense is recognized over the requisite service period and is reflected in Salary and employee benefits expense on the Company's consolidated statements of operations. The effects of forfeitures are recognized as they occur.

Stock options

Under the Company's 2018 Equity Incentive Plan, the Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:

Expected Volatility - Measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to the relatively short amount of time that the Company's common stock (Nasdaq: PRTH) has traded on a public market, the Company uses volatility data for the common stocks of a peer group of comparable public companies. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.

Risk-free interest rate - U.S. Treasury rate for a stripped-principal treasury note as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.

Expected term - Period of time over which the stock options granted are expected to remain outstanding. As a newly-public company, the Company lacks sufficient exercise information for its stock option plan. Accordingly, the Company uses a method permitted by the Securities and Exchange Commission ("SEC") whereby the expected term is estimated to be the mid-point between the vesting dates and the expiration dates of the stock option grants. An increase in the expected term will increase the fair value of the stock option and the related compensation expense.

Dividend yield - The Company used an amount of zero as the Company has paid no cash or stock dividends and does not anticipate doing so in the foreseeable future. An increase in the dividend yield will decrease the fair value of the stock option and the related compensation expenses.

Time-Based Restricted Stock Awards

The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company's common stock on the date of grant and is recognized as compensation expense over the vesting term of the awards.

Performance-Based Restricted Stock Awards

The Company accounts for its performance-based restricted equity awards based on the quoted closing price of the Company's common stock on the date of grant, adjusted for any market-based vesting criteria, and records equity-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved. The Company reassesses the probability of vesting at each reporting period and prospectively adjusts equity-based compensation expense based on its probability assessment.

Advertising

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expenses were approximately $0.9 million, $0.5 million, and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method or if-converted method. Diluted EPS excludes potential shares of common stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner.

The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Prior to redemption in July 2018, the Goldman Sachs warrants were deemed to be participating securities because they had a contractual right to participate in non-forfeitable dividends on a one-for-one basis with the Company's common stock. Accordingly, the Company applied the two-class method for EPS when computing net income (loss) per common share. For periods beginning after September 30, 2018, EPS using the two-class method is no longer required due to the redemption of the Goldman Sachs warrant. See Note 8, Long-term Debt and Warrant Liability.

Income Taxes

Prior to July 25, 2018, Priority was a "pass-through" entity for income tax purposes and had no material income tax accounting reflected in its financial statements since taxable income and deductions were "passed through" to Priority's unconsolidated owners.

As a limited liability company, Priority Holdings, LLC elected to be treated as a partnership for the purpose of filing income tax returns, and as such, the income and losses of Priority Holdings, LLC flowed through to its members. Accordingly, no provisions for federal and most state income taxes was provided in the consolidated financial statements. However, periodic distributions were made to members to cover company-related tax liabilities.

MI Acquisitions was a taxable "C-Corp" for income tax purposes. As a result of Priority's acquisition by MI Acquisitions, the combined Company is now a taxable "C-Corp" that reports all of Priority's income and deductions for income tax purposes. Accordingly, subsequent to July 25, 2018, the consolidated financial statements of the Company reflect the accounting for income taxes in accordance with Financial Accounting Standards Board 's ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740").

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

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs.  The Company recognized interest and penalties associated with uncertain tax positions as a component of interest expense.

Fair Value Measurements

The Company measures certain assets and liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level fair value hierarchy to prioritize the inputs used to measure fair value and maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities as of the reporting date.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

The fair values of the Company's merchant portfolios, assets and liabilities acquired in mergers and business combinations, and former warrant liability are primarily based on Level 3 inputs and are generally estimated based upon valuation techniques that include discounted cash flow analysis based on cash flow projections and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analysis is corroborated by a market-based approach that utilizes comparable company public trading values and, where available, values observed in public market transactions.

The carrying values of accounts and notes receivable, accounts payable and accrued expenses, long-term debt and cash, including settlement assets and the associated deposit liabilities approximate fair value due to either the short-term nature of such instruments or the fact that the interest rate of the debt is based upon current market rates.

Warrant Liability

As discussed in Note 8, Long-Term Debt and Warrant Liability, the Company issued warrants to purchase Class A common units of Priority Holdings, LLC representing 2.2% of the outstanding common units of Priority Holdings, LLC. These warrants were redeemed in full during July 2018. Prior to redemption in July 2018, the warrants were accounted for as a liability at estimated fair value with changes in fair value recognized in earnings for each reporting period. See Note 15, Fair Value.

New Accounting and Reporting Standards

Prior to July 25, 2018, Priority was defined as a non-public entity for purposes of applying transition guidance related to new or revised accounting standards under U.S. GAAP, and as such was typically required to adopt new or revised accounting standards subsequent to the required adoption dates that applied to public companies. MI Acquisitions was classified as an EGC. Subsequent to the Business Combination, the Company will cease to be an EGC no later than December 31, 2021. The Company will maintain the election available to an EGC to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standards. Therefore, as long as the Company retains EGC status, the Company can continue to elect to adopt any new or revised accounting standards on the adoption date (including early adoption) required for a private company.

Accounting Standards Adopted in 2018

Modifications to Share-Based Compensation Awards (ASU 2017-09)

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-09, Compensation-Stock Compensation Topic 718 - Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance if the value, vesting conditions, or classification of an award changes. The Company has not modified any share-based payment awards since the adoption of ASU 2017-09, therefore this new ASU has had no impact on the Company's financial position, operations, or cash flows. Should the Company modify share-based payment awards in the future, it will apply the provisions of ASU 2017-09.

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

Definition of a Business (ASU 2017-01)

On October 1, 2018, the Company prospectively adopted the provisions of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 assists entities in determining if acquired assets constitute the acquisition of a business or the acquisition of assets for accounting and reporting purposes. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. In practice prior to ASU 2017-01, if revenues were generated immediately before and after a transaction, the acquisition was typically considered a business. The Company's December 2018 acquisition of certain assets of Direct Connect Merchant Services, LLC was not deemed to be the acquisition of a business under ASU 2017-01 because substantially all of the fair value was concentrated in a single identifiable group of similar identifiable assets.

Accounting for Share-Based Payments to Employees (ASU 2016-09)

For its annual reporting period beginning January 1, 2018, the Company adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends ASC Topic 718, Compensation–Stock Compensation. This adoption of this new ASU had the following effects:

Consolidated Statement of Operations - ASU 2016-09 imposes a new requirement to record all of the excess income tax benefits and deficiencies (that result from an increase or decrease in the value of an award from grant date to settlement date) related to share-based payments at settlement through the statement of operations instead of the former requirement to record income tax benefits in excess of compensation cost ("windfalls") in equity, and income tax deficiencies ("shortfalls") in equity to the extent of previous windfalls, and then to operations. This change is required to be applied prospectively upon adoption of ASU 2016-09 to all excess income tax benefits and deficiencies resulting from settlements of share-based payments after the date of adoption. This particular provision of ASU 2016-09 had no material effect on the Company's financial position, operations, or cash flows.

Consolidated Statement of Cash Flows - ASU 2016-09 requires that all income tax-related cash flows resulting from share-based payments, such as excess income tax benefits, are to be reported as operating activities on the statement of cash flows, a change from the prior requirement to present windfall income tax benefits as an inflow from financing activities and an offsetting outflow from operating activities. This particular provision of ASU 2016-09 had no material effect on the Company's financial position, operations, or cash flows.

Additionally, ASU 2016-09 clarifies that:

•
All cash payments made to taxing authorities on an employee's behalf for withheld shares at settlement are presented as financing activities on the statement of cash flows. This change must be applied retrospectively. This particular provision of ASU 2016-09 had no material effect on the Company's financial position, operations, or cash flows.

•
Entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. The Company made a policy election to recognize the impact of forfeitures when they occur. This policy election primarily impacted the Company's new equity compensation plans originating in 2018 (see Note 13, Equity-Based Compensation), thus not requiring a cumulative effect adjustment to opening retained earnings for these new plans. For the Company's previously existing equity compensation plan (the Management Incentive Plan), see Note 13, Equity-Based Compensation. The amount of the cumulative effect upon adoption of ASU 2016-09 was not material and therefore has not been reflected in opening retained earnings on the Company's consolidated balance sheets or consolidated statements of changes in stockholders' equity (deficit).

Recently Issued Accounting Standards Pending Adoption

Revenue Recognition (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified and amended in ASC 606, Revenue from Contracts with Customers. This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance. The new standard could change the amount and timing of revenue and costs for certain significant revenue streams, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements and possibly require changes to the Company's software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. As an EGC, the standard is effective for the Company's 2019 annual reporting period and for interim periods after 2019. The standard permits the use of either the retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard may have on its consolidated financial statements and disclosures.

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company's annual reporting period beginning in 2020 and interim reporting periods beginning first quarter of 2021. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but it is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

Credit Losses (ASU 2016-13 and ASU 2018-19)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable. As an EGC, the ASU is effective for annual periods beginning in 2021 and interim periods within annual periods beginning in 2022.

Statement of Cash Flows (ASU 2016-15)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This ASU represents a consensus of the FASB's Emerging Issues Task Force on eight separate issues that each impact classifications on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination. Under ASU 2016-15, cash payments made soon after an acquisition's consummation date (i.e., approximately three months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. As an EGC, this ASU is effective for the Company for years beginning in 2019 and interim periods within years beginning in 2020. The Company is evaluating the effect this ASU will have on its consolidated statement of cash flows.

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (i.e., step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the ASU will be applied prospectively. As an EGC, this ASU will be effective for annual and interim impairment tests performed in periods beginning in 2022. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

Share-Based Payments to Non-Employees (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, Share-based Payments to Non-Employees, to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. As an EGC, the ASU is effective for annual reporting periods beginning in 2020 and interim periods within annual periods beginning first quarter 2021, but not before the Company adopts ASC 606, Revenue Recognition. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Disclosures for Fair Value Measurements (ASU 2018-13)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. For all entities, this ASU is effective for annual and interim reporting periods beginning in 2020. Certain amendments must be applied prospectively while others are to be applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of this ASU will not have an effect on the Company's financial position, results of operations or cash flows.

Implementation Costs Incurred in Cloud Computing Arrangements (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As an EGC, this ASU is effective for the Company for annual reporting periods beginning in 2021, and interim periods within annual periods beginning in 2022. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Concentration of Risk

The Company's revenue is substantially derived from processing Visa® and MasterCard® bank card transactions. Because the Company is not a member bank, in order to process these bank card transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card associations.

Substantially all of the Company's revenues and receivables are attributable to merchant customer transactions, which are processed by third-party payment processors.

A majority of the Company's cash and restricted cash is held in certain financial institutions, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

In 2018, 2017, and 2016, no one merchant customer accounted for 10% or more of the Company's consolidated revenues.

Reclassifications

Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the current year presentation, with no net effect on the Company's stockholders' equity (deficit) or net income (loss) for any period.

2.    BUSINESS COMBINATIONS

Business Combinations in 2018

PayRight

In April 2018, Priority PayRight Health Solutions, LLC ("PPRHS"), a subsidiary of the Company, purchased the majority of the operating assets and certain operating liabilities of PayRight Health Solutions LLC ("PayRight"). This purchase allowed PPRHS to gain control over the PayRight business and therefore the Company's consolidated financial statements include the financial position, results of operations, and cash flows of PayRight from the date of acquisition. PayRight utilizes technology assets to deliver customized payment solutions to the health care industry. The results of the acquired business and goodwill of $0.3 million from the transaction are being reported by the Company as part of the Commercial Payments and Managed Services reportable segment. Additionally, the acquisition resulted in the recognition of intangible and net tangible assets with a fair value of $0.6 million. The Company transferred total consideration with a fair value of $0.9 million consisting of: $0.5 million in cash and forgiveness of amounts owed to the Company by PayRight; $0.3 million fair value of the Company's previous equity-method investment in PayRight described in the following paragraph; and $0.1 million of other consideration. Certain PayRight sellers were provided profit-sharing rights in PayRight as non-controlling interests, however, based on this arrangement no losses or earnings were allocated to the non-controlling interests for the year ended December 31, 2018.

Previously, in October 2015, the Company purchased a non-controlling interest in the equity of PayRight, and prior to April 2018 the Company accounted for this investment using the equity method of accounting. At December 31, 2017, the Company's carrying value of this investment was $1.1 million. Immediately prior to PPRHS' April 2018 purchase of substantially all of PayRight's business assets, the Company's existing non-controlling investment in PayRight had a carrying value of approximately $1.1 million with an estimated fair value on the acquisition date of approximately $0.3 million. The Company recorded an impairment loss of $0.8 million during the second quarter of 2018 for the difference between the carrying value and the fair value of the non-controlling equity-method investment in PayRight. The loss is reported within Other, net in the Company's consolidated statements of operations for the year ended December 31, 2018.

RadPad and Landlord Station

In July 2018, the Company acquired substantially all of the net operating assets of RadPad Holdings, Inc. ("RadPad") and Landlord Station, LLC ("Landlord Station"). RadPad is a marketplace for the rental real estate market. Landlord Station offers a complementary toolset that focuses on facilitation of tenant screening and other services to the fast-growing independent landlord market. These asset purchases were deemed to be a business under ASC 805. The Company formed a new entity, Priority Real Estate Technology, LLC ("PRET"), to acquire and operate these businesses. Due to the related nature of the two sets of business assets, same acquisition dates, and how the Company intends to operate them under the "RadPad" name and operating platform within PRET, the Company deemed them to be one business for accounting and reporting purposes. PRET is reported within the Company's Commercial Payments and Managed Services reportable segment.

Total consideration paid for RadPad and Landlord Station was $4.3 million consisting of $3.9 million in cash plus forgiveness of pre-existing debt owed by the sellers to the Company of $0.4 million. Additionally, the Company paid and expensed $0.1 million for transaction costs. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.1 million were acquired along with goodwill with an initial value of $2.2 million. Non-controlling equity interests in PRET were issued to certain sellers in the form of residual profit interests and distribution rights, however the fair value of these non-controlling interests was deemed to be immaterial at time of acquisition due to the nature of the profit-sharing and liquidations provisions contained in the operating agreement for PRET. Under the terms of the profit-sharing arrangement between the controlling and non-controlling interests, no losses or earnings were allocated to the non-controlling interests for the year ended December 31, 2018.

During the fourth quarter of 2018, the Company received additional information about the fair values of assets acquired and liabilities assumed. Accordingly, measurement period adjustments were made to the opening balance sheet to decrease net assets acquired and increase goodwill by $0.2 million.

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

Initial consideration of $3.5 million consisted of $0.5 million plus 285,117 shares of common stock of the Company with a fair value of approximately of $3.0 million. In addition, contingent consideration in an amount up to $0.5 million was deemed to have a fair value of $0.4 million at acquisition date. If earned, the seller can receive this contingent consideration in either cash or additional shares of the Company's common stock, as mutually agreed by the Company and seller. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.0 million were acquired along with goodwill with an initial value of $1.9 million, including the $0.4 million estimated fair value of the contingent consideration due to the seller. At December 31, 2018, the fair value of the contingent consideration still approximated the original $0.4 million fair value assigned on date of acquisition. Transaction costs were not material and were expensed.

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

Initial consideration of $5.0 million consisted of $3.0 million plus 190,078 shares of common stock of the Company with a fair value of approximately $2.0 million. In addition, contingent consideration in an amount up to $1.0 million was deemed to have a fair value of $0.6 million at acquisition date. If earned, the seller will receive half of any contingent consideration in cash and the other half in a number of shares of common stock of the Company equal to the portion of the earned contingent consideration payable in shares of common stock of the Company. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.2 million were acquired along with goodwill with an initial value of $3.4 million, including the $0.6 million estimated fair value of the contingent consideration due to the seller. At December 31, 2018, the fair value of the contingent consideration still approximated the original $0.6 million fair value assigned on date of acquisition. Transaction costs were not material and were expensed.

Other Information

Based on their purchase prices and pre-acquisition operating results and assets, none of the business combinations consummated by the Company in 2018, as described above, met the materiality requirements for disclosure of pro-forma financial information, either individually or in the aggregate. The measurement periods, as defined by ASC 805, Business Combination ("ASC 805"), are still open for all of these business combinations since the Company is awaiting information to finalize the acquisition-date fair values of certain acquired assets and assumed liabilities.

Goodwill for all 2018 business combinations is deductible by the Company for income tax purposes.

The Company did not consummate any business combinations during 2017 or 2016.

3.    SETTLEMENT ASSETS AND OBLIGATIONS

The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of the member bank until the merchant is funded. The Company has relationships with member banks to facilitate payment transactions. These agreements allow the Company to route transactions under a member bank's control to process and clear transactions through card networks. Amounts for payment card settlements included in settlement assets and obligations on the Company's consolidated balance sheets represent intermediary balances arising in the settlement process.

Reserves Held For ACH Customers

For the Company's ACH business component that conducts business as ACH.com, the Company earns revenues by processing ACH transactions for financial institutions and other business customers. Certain customers establish and maintain reserves with the Company to cover potential losses in processing ACH transactions. These reserves are held in bank accounts controlled by the Company. As such, the Company recognizes the cash balances within restricted cash and settlement obligations on its consolidated balance sheets.

Merchant Reserves and Estimated Shortfalls

Under agreements between the Company and merchants, merchants assume liability for obligations such as chargebacks, customer disputes, and unfilled orders.  However, under its risk-based underwriting policy, the Company may require certain merchants to establish and maintain reserves designed to protect the Company from anticipated obligations such as chargebacks, customer disputes, and unfilled orders. A merchant reserve account is funded by the merchant but controlled by a sponsor bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement. Sponsor banks held merchant reserves of approximately $186.2 million and $191.5 million at December 31, 2018 and 2017, respectively. Since these merchant reserves held at sponsor banks are not assets of the Company and the associated risks are not liabilities of the Company, neither is recognized on the Company's consolidated balance sheets.

In the event the amount in a merchant reserve is insufficient to cover expected or incurred losses, the Company may be liable to cover the shortfall.  The Company recognized a liability for estimated shortfalls of approximately $2.0 million and $1.1 million at December 31, 2018 and 2017, respectively.  The liabilities are included in the Company's consolidated balance sheet as contra balances against settlement assets.

The Company's settlement assets and obligations at December 31, 2018 and 2017 were as follows:

(in thousands)	December 31, 2018	December 31, 2017

Settlement Assets:
Card settlements due from merchants, net of estimated losses	$988	$7,207
Card settlements due from processors	54	—
Total Settlement Assets	$1,042	$7,207

Settlement Obligations:
Card settlements due to merchants	$777	$—
Due to ACH payees (1)	10,355	10,474
Total Settlement Obligations	$11,132	$10,474

(1) Amounts due to ACH payees are held by the Company in restricted cash.

4.     NOTES RECEIVABLE

The Company has notes receivable from sales agents of $1.8 million and $7.2 million as of December 31, 2018 and 2017, respectively. These notes bear an average interest rate of 12.8% and 10.5% as of December 31, 2018 and 2017, respectively. Interest and principal payments on the notes are due at various dates through January 2021.

Under the terms of the agreements, the Company preserves the right to holdback residual payments due to the applicable sales agents and applies such residuals against future payments due to the Company. Based on the terms of these agreements and historical experience, no reserve has been recorded for notes receivable as of December 31, 2018 and 2017.

Principal contractual maturities on the notes receivable at December 31, 2018 were as follows:

(in thousands)
Years Ended December 31,	Maturities
2019	$979
2020	852
$1,831

5.    GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill is allocated to reporting units as follows:

(in thousands)	December 31, 2018	December 31, 2017
Consumer Payments	$106,832	$101,532
Commercial Payments and Managed Services	2,683	—
	$109,515	$101,532

The Company's intangible assets primarily include merchant portfolios and other intangible assets such as non-compete agreements, trade names, acquired technology (developed internally by acquired companies prior to acquisition by the Company) and customer relationships. For the year ended December 31, 2018, the Company acquired merchant portfolios totaling approximately $90.9 million, including $44.8 million in December 2018 related to Direct Connect Merchant Services, LLC. For the year ended December 31, 2017, the Company acquired merchant portfolios totaling approximately $2.5 million.

There were no changes in the carrying amount of goodwill for the year ended December 31, 2017. The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2018:

(in thousands)	Amount

Balance at December 31, 2017:
Pipeline Cynergy Holdings, LLC and ACCPC, Inc.	$101,532
Goodwill arising from business combinations in 2018:
PayRight	298
RadPad/Landlord Station	2,385
PPS Northeast	1,920
PPS Tech	3,380
Balance at December 31, 2018	$109,515

For business combinations consummated during the year ended December 31, 2018, goodwill is deductible for income tax purposes.

As of December 31, 2018 and December 31, 2017 intangible assets consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017

Other intangible assets:
Merchant portfolios	$137,576	$46,716
Non-compete agreements	3,390	3,390
Trade names	2,870	2,580
Acquired technology	14,390	13,200
Customer relationships	55,940	51,090
	214,166	116,976
Less accumulated amortization:
Merchant portfolios	(48,492)	(41,915)
Non-compete agreements	(3,390)	(3,243)
Trade names	(1,017)	(776)
Acquired technology	(10,222)	(7,928)
Customer relationships	(26,408)	(21,052)
	(89,529)	(74,914)

Balance at December 31, 2018	$124,637	$42,062

The weighted-average amortization periods for intangible assets at December 31, 2018 and December 31, 2017 were as follows:

	Useful Life	Amortization Method	Weighted-Average Life
Merchant portfolios	1 - 10 years	Straight-line and double declining	6.3 years
Non-compete agreements	3 years	Straight-line	3.0 years
Trade name	5 - 12 years	Straight-line	11.6 years
Technology	6 - 7 years	Straight-line	6.1 years
Customer relationships	1 - 25 years	Straight-line and sum-of-years digits	14.4 years

Amortization expense for intangible assets was $14.7 million, $10.5 million, and $11.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated amortization expense of intangible assets as of December 31, 2018 for the next five years and thereafter is:

(in thousands)
Years Ending December 31,	Maturities
2019	$26,544
2020	24,250
2021	22,575
2022	21,133
2023	16,132
Thereafter	14,003
Total	$124,637

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, and other relevant events or circumstances.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company performed its most recent annual goodwill impairment test as of November 30, 2018 using market data and discounted cash flow analysis. The Company concluded there were no indicators of impairment as of December 31, 2018 and December 31, 2017. As such, there was no impairment loss for the years ended December 31, 2018, 2017, and 2016.

6.    PROPERTY, EQUIPMENT AND SOFTWARE

The Company's property, equipment, and software balance primarily consists of furniture, fixtures, and equipment used in the normal course of business, computer software developed for internal use, and leasehold improvements. Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist the reporting of merchant processing transactions and other related information.

A summary of property, equipment, and software as of December 31, 2018 and December 31, 2017 follows:

(in thousands)	December 31, 2018	December 31, 2017	Useful Life
Furniture and fixtures	$2,254	$1,871	2-7 years
Equipment	8,164	6,256	3-7 years
Computer software	27,804	20,443	3-5 years
Leasehold improvements	5,935	4,965	5-10 years
	44,157	33,535
Less accumulated depreciation	(26,675)	(21,592)
Property, equipment, and software, net	$17,482	$11,943

Depreciation expense totaled $5.1 million, $4.2 million, and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities consisted of the following at December 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017
Accounts payable	$8,030	$8,751
Accrued compensation	$6,193	$6,136
Accrued network fees	$6,971	$1,529

8.    LONG-TERM DEBT AND WARRANT LIABILITY

Long-term debt owed by certain subsidiaries (the "Borrowers") of the Company consisted of the following as of December 31, 2018 and December 31, 2017:

(dollar amounts in thousands)	December 31, 2018	December 31, 2017
Term Loan - Senior, matures January 3, 2023 and bears interest at LIBOR plus 5.0% at December 31, 2018 and 6.0% at December 31, 2017 (actual rate of approximately 7.5% at December 31, 2018 and 7.4% at December 31, 2017)	$322,666	$198,000
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus payment-in-kind interest (actual rate of 10.5% at December 31, 2018 and 11.3% at December 31, 2017)	90,016	85,118
Revolving credit agreement - expires January 2, 2022	—	—
Total Debt	412,682	283,118
Less: current portion of long-term debt	(3,293)	(7,582)
Less: unamortized debt discounts	(3,300)	(3,212)
Less: deferred financing costs	(3,994)	(4,385)
Total long-term debt	$402,095	$267,939

Substantially all of the Company's assets are pledged as collateral under the long-term debt agreements, which are described in more detail in the following sections of this footnote. However, the parent entity, Priority Technology Holdings, Inc., is neither a borrower nor a guarantor of the long-term debt.

Debt Refinancing in January 2017

On January 3, 2017, the Company refinanced existing long-term debt whereby the Borrowers entered into a credit agreement with a syndicate of lenders (the "Senior Credit Agreement"). The Senior Credit Agreement had an original maximum borrowing amount of $225.0 million, consisting of a $200.0 million term loan and a $25.0 million revolving credit facility. Borrowings under the Senior Credit Agreement were subject to an applicable margin, or percentage per annum, equal to: (i) with respect to initial term loans, (a) for LIBOR rate loans, 6.00% per annum and (b) for base rate loans, 5.00% per annum; and (ii) with respect to revolving loans (a) for LIBOR rate loans and letter of credit fees, 6.00%, (b) for base rate loans, 5.00% and (c) for unused commitment fees, 0.50%.

As part of the debt refinancing on January 3, 2017, the Borrowers also entered into a Credit and Guaranty Agreement (the "GS Credit Agreement") with Goldman Sachs Specialty Lending Group, L.P. ("Goldman Sachs" or "GS") for an $80.0 million term loan, the proceeds of which were used to refinance the amounts previously outstanding with Goldman Sachs.

The term loans under the Senior Credit Agreement and the GS Credit Agreement were issued at a discount of $3.7 million. The Company determined that the 2017 debt refinancing should be accounted for as a debt extinguishment. The Company recorded an extinguishment loss of approximately $1.8 million, which consisted primarily of lender fees incurred in connection with the refinancing and the write-off of unamortized deferred financing fees and original issue discount. The extinguishment loss is reported within "Other, net" on the Company's consolidated statements of operations.

First Amendment in November 2017

The Senior Credit Agreement and the GS Credit Agreement were amended on November 14, 2017 (the "First Amendment"). The First Amendment allows for loan advances of less than $5.0 million and for certain liens on cash securing the Company's funding obligations under a new product involving a virtual credit card program. There were no other substantive changes in the First Amendment.

Second Amendment in January 2018

On January 11, 2018, the Borrowers modified the Senior Credit Agreement and the GS Credit Agreement (collectively, the "Second Amendment"). The Second Amendment increased the Senior Credit Agreement term loans by $67.5 million and lowered the applicable margin under the Senior Credit Agreement. The $67.5 million in additional borrowings under the Senior Credit

Agreement was issued at a discount of $0.4 million. As a result of the Second Amendment, borrowings under the Senior Credit Agreement were subject to an applicable margin, or percentage per annum, equal to: (i) with respect to initial term loans, (a) for LIBOR rate loans, 5.00% per annum, and (b) for base rate loans, 4.00% per annum; and (ii) with respect to revolving loans (a) for LIBOR rate loans and letter of credit fees, 5.00%, (b) for base rate loans, 4.00%, and (c) for unused commitment fees, 0.50%.

The Company determined that the Second Amendment should be accounted for as a debt modification. Therefore, all previously deferred fees and costs continued to be amortized to interest expense using the effective interest method over the respective terms of the amended term. The Company incurred $0.8 million in issuance costs related to the Second Amendment, which were expensed as incurred and recorded as a component of Other, net in the accompanying consolidated statement of operations for the year ended December 31, 2018. In connection with the new lenders to the Senior Credit Agreement as a result of the Second Amendment, the Company capitalized incremental deferred financing costs of $0.3 million and fees paid to lenders of $0.4 million. As a result of the Second Amendment, the Senior Credit Agreement had a maximum borrowing amount of $292.5 million, consisting of a $267.5 million Term Loan and a $25.0 million revolving credit facility.

Third Amendment in December 2018

On December 24, 2018, the Borrowers modified the Senior Credit Agreement and the GS Credit Agreement (collectively, the "Third Amendment"). Under the Third Amendment, (i) the term loan under the Senior Credit Agreement was increased in an aggregate principal amount of $60.0 million (issued at a discount of $0.3 million) and (ii) the term loan commitments under the Senior Credit Agreement were increased by $70.0 million on a delayed basis ($130.0 million increase in total). Until the additional $70.0 million is drawn, the Borrowers will pay a fee on the undrawn amounts at a rate of 2.50% per annum from the 31st day after the date of the Third Amendment to the 60th day and 5.00% per annum thereafter for so long as the amounts remain committed and undrawn. In addition, the Borrowers will be required to pay a fee of 0.50% of any of the additional $70.0 million that is drawn.  The existing applicable margins, or interest rates, in the Second Amendment did not change as a result of the Third Amendment.

The terms of the GS Credit Agreement were amended to allow for the increase in borrowings under the Senior Credit Agreement but otherwise the terms of the GS Credit Agreement were not substantively changed by the Third Amendment. The allowed borrowings amount under the GS Credit Agreement are $80.0 million and this was not changed by the Third Amendment.

The Company determined that the Third Amendment should be accounted for as a debt modification. Therefore, all previously deferred fees and costs continue to be amortized to interest expense using the effective interest method over the respective terms. The Company incurred approximately $1.3 million in issuance costs related to the Third Amendment, of which $1.2 million was expensed as a component of Other, net in the Company's consolidated statement of operations for the year ended December 31, 2018 and approximately $0.1 million was recorded as deferred financing costs on the Company's consolidated balance sheet as of December 31, 2018. As a result of the Third Amendment, the Senior Credit Agreement has a maximum borrowing amount of $422.5 million, consisting of a $327.5 million term loan, a $70.0 million undrawn term loan commitment, and a $25.0 million revolving credit facility.

Additional Information

The Senior Credit Agreement matures on January 3, 2023, with the exception of the revolving credit facility which expires on January 2, 2022. Any amounts outstanding under the revolving credit facility must be paid in full before the maturity date of January 2, 2022. There were no amounts outstanding under the revolving credit facility as of December 31, 2018 and December 31, 2017. The Company recorded $0.2 million of interest expense for the year ended December 31, 2018 as a penalty for not drawing on the revolving credit facility. The GS Credit Agreement matures on July 3, 2023.

Under the Senior Credit Agreement, the Company is required to make quarterly principal payments of $0.8 million. Additionally, the Company may be obligated to make certain additional mandatory prepayments based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayment was due for the year ended December 31, 2018. At December 31, 2017, the mandatory prepayment was $5.6 million, which was included in current portion of long-term debt. On April 30, 2018, the Company entered into a limited waiver and consent whereby the 2017 mandatory prepayment was waived. Accordingly, this $5.6 million at December 31, 2017 was not paid.

Principal contractual maturities on long-term debt at December 31, 2018 are as follows:

(in thousands)
Years Ended December 31,	Maturities
2019	$3,293
2020	3,293
2021	3,293
2022	3,293
2023	399,510
$412,682

For the years ended December 31, 2018 and 2017, the payment-in-kind (PIK) interest under the GS Credit Agreement added $4.9 million and $5.1 million, respectively, to the principal amount of the subordinated debt, which totaled $90.0 million and $85.1 million as of December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018, 2017, and 2016, the Company recorded interest expense, including amortization of deferred financing costs and debt discounts, of $29.9 million, $25.1 million, and $4.8 million, respectively.

Covenants

The Senior Credit Agreement and the GS Credit Agreement, as amended, contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to Priority Technology Holdings, Inc., merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. Substantially all of the borrowers' assets are pledged as collateral under the Senior Credit Agreement and GS Credit Agreement. The borrowers are also required to comply with certain restrictions on their Total Net Leverage Ratio (as defined in the Senior Credit Agreement and GS Credit Agreement). As of December 31, 2018, the Borrowers were in compliance with the covenants.

The Total Net Leverage Ratio covenant under the Senior Credit Facility requires a Total Net Leverage Ratio of no more than 6.50:1.00 as of December 31, 2018, 6.25:1.00 as of March 31, 2019, and further steps down in each subsequent quarter of 2019 to be no more than 5.25:1.00 as of December 31, 2019 and for each quarter thereafter. The Senior Credit Facility defines Total Net Leverage Ratio as the consolidated total debt of the Borrowers, less unrestricted cash subject to certain restrictions, divided by the Earnout Adjusted EBITDA (a non-GAAP measure) of the Borrowers for the prior four quarters. As of December 31, 2018, the Borrowers' Total Net Leverage Ratio was 5.06:1.00.

Goldman Sachs Warrant ("GS warrant")

In connection with the prior GS Credit Agreement, Priority Holdings, LLC issued a warrant to GS to purchase 1.0% of Priority Holdings, LLC's outstanding Class A common units. As part of the 2017 debt amendment, the 1.0% warrant with GS was extinguished and Priority Holdings, LLC issued a new warrant to GS to purchase 1.8% of Priority Holding, LLC's outstanding Class A common units. As of December 31, 2017, the warrant had a fair value of $8.7 million and was presented as a warrant liability in the accompanying consolidated balance sheets.

On January 11, 2018, the 1.8% warrant was amended to provide GS with a warrant to purchase 2.2% of Priority Holdings, LLC's outstanding Class A common units. The change in the warrant percentage was the result of anti-dilution provisions in the warrant agreement, which were triggered by Priority Holdings, LLC's Class A common unit redemption that occurred during the first quarter of 2018. The warrant had a term of 7 years and an exercise price of $0. Since the obligation was based solely on the fact that the 2.2% interest in equity of Priority Holdings, LLC was fixed and known at inception as well as the fact that GS could exercise the warrant with a settlement in cash any time prior to the expiration date of December 31, 2023, the warrant was recorded as a liability in the Company's historical financial statements prior to redemption on July 25, 2018. On July 25, 2018, Priority Holdings, LLC and GS agreed to redeem the warrant in full in exchange for $12.7 million in cash.

Deferred Financing Costs

Capitalized deferred financing costs related to the Company's credit facilities totaled of $4.0 million and $4.4 million at December 31, 2018 and December 31, 2017, respectively. Deferred financing costs are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Interest expense related to amortization of deferred financing costs was $0.8 million, $0.7 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. Deferred financing costs are included in long-term debt in the Company's consolidated balance sheets.

9.    INCOME TAXES

In connection with the Business Combination as disclosed in Note 1, Nature of Business and Accounting Policies, the partnership tax status was terminated on July 25, 2018. Under the former partnership status, Priority Holdings, LLC was a dual member limited liability company and as such its financial statements reflected no income tax provisions as a pass-through entity. As a result of the Business Combination, for income tax purposes Priority Holdings, LLC became a disregarded subsidiary of the Company, the successor entity to MI Acquisitions, Inc., whereby its operations became taxable. For all periods subsequent to the Business Combination, the income tax provision reflects the taxable status of the Company as a corporation. The initial net deferred tax asset from the Business Combination is the result of the difference between initial tax basis, generally substituted tax basis, and the reflective carrying amounts of the assets and liabilities for financial statement purposes. The net deferred tax asset as of July 25, 2018 was approximately $47.5 million, which was recorded and classified on the Company's consolidated balance sheet at December 31, 2018 in accordance with ASU 2015-17 and as an adjustment to Additional Paid-In Capital in the Company's consolidated statement of changes in stockholders' equity (deficit) for the year ended December 31, 2018. In addition, the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had the Company been subject to federal and state income taxes for both full years.
Components of income tax (benefit) expense for the year ended December 31, 2018 was as follows:

(in thousands)	December 31, 2018
U.S. current income tax expense
Federal	$29
State and local	418
Total current income tax expense	447

U.S. deferred income tax (benefit)
Federal	(1,901)
State and local	(305)
Total deferred income tax (benefit)	(2,206)

Total income tax (benefit)	$(1,759)

The Company's effective income tax rate was 10.5% for the year ended December 31, 2018. This rate differs from the statutory federal rate of 21% primarily due to the partnership status of Priority Holdings, LLC. for periods prior to July 25, 2018. The following table provides a reconciliation of the income tax benefit at the statutory U.S. federal tax rate to actual income tax benefit for the year ended December 31, 2018:

(in thousands)	December 31, 2018
U.S. federal statutory (benefit)	$(3,528)
Earnings as dual-member LLC	1,643
State and local income taxes, net	89
Excess tax benefits pursuant to ASU 2016-09	140
Valuation allowance changes	(66)
Nondeductible items	86
Tax credits	(123)
Income tax (benefit)	$(1,759)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of deferred income taxes were as follows:

(in thousands)	December 31, 2018

Deferred Tax Assets:
Accruals and reserves	$861
Intangible assets	53,383
Net operating loss carryforwards	796
Interest limitation carryforwards	2,638
Other	1,098
Gross deferred tax assets	58,776
Valuation allowance	(842)
Total deferred tax assets	57,934

Deferred Tax Liabilities:
Prepaid assets	(632)
Investments in partnership	(3,896)
Property and equipment	(3,714)
Total deferred tax liabilities	(8,242)

Net deferred tax assets	$49,692

In accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company will provide a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2018, the Company has recorded a valuation allowance of approximately $0.8 million against certain deferred income tax assets related to Business Combination costs that the Company believes are not more likely than not to be realized.
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of December 31, 2018, the net amount of our unrecognized tax benefits was not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2015 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2014 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

A change in MI Acquisitions' beneficial ownership occurred concurrent with the Business Combination and Recapitalization on July 25, 2018, which likely caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. However, this ownership change should have no material impact to the net operating losses ("NOLs") available as of this date. At December 31, 2018, the Company had federal NOL carryforwards of approximately $2.8 million which can offset future taxable income as follows:  1) approximately $2.5 million can offset 80% of future taxable income for an indefinite period of time and 2) approximately $0.2 million can offset 100% of future taxable income through expiration dates ranging from 2036 to 2038. Also at December 31, 2018, the Company had state NOL carryforwards of approximately $3.8 million with expirations dates ranging from 2019 to 2024.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. The Tax Act included a number of changes to existing U.S. tax laws. The most notable provisions of the Tax Act that impacted the Company included a reduction of the U.S. corporate income tax rate from 35% to 21% and the limitations on interest deductibility, both effective January 1, 2018, as well as immediate expensing for certain assets placed into service after September 27, 2017. The Company did not experience any material impacts of the provisions of the Tax Act for the year ended December 31, 2018 other than the impact of the reduction of the U.S. corporate rate from 35% to 21% and the limitation on interest deductibility. As of December 31, 2018, the Company has completed the accounting for the income tax effects of all elements of the Tax Act in accordance with the SEC's Staff Accounting Bulletin No. 118.
The Company was affected by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income, as defined. For the year ended December 31, 2018, the Company's interest deduction was limited to $11.7 million. The excess interest not deducted for the year ended December 31, 2018 can be carried forward indefinitely for use in future years.

10.    COMMITMENTS AND CONTINGENCIES

Leases

The Company has various operating leases for office space and equipment. These leases range in terms from one to 16 years. Most of these leases are renewable at expiration, subject to terms acceptable to the lessors and the Company.

Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

(in thousands)
Due In	Amount Due
2019	$1,637
2020	1,353
2021	1,234
2022	1,258
2023	1,315
Thereafter	3,831
Total	$10,628

Total rent expenses for the years ended December 31, 2018, 2017, and 2016 was $1.9 million, $1.5 million, and $1.3 million, respectively, which is included in SG&A expenses in the Company's consolidated statements of operations.

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payments transactions. Some of these agreements have minimum annual requirements for processing volumes. As of December 31, 2018, the Company is committed to pay minimum processing fees under these agreements of approximately $21.0 million over the next four years.

Legal Proceedings

During 2017, the Company settled a legal matter that resulted in a loss to the Company of $2.2 million, which was recorded within SG&A expenses in the Company's consolidated statement of operations for the year ended December 31, 2017.

During the fourth quarter of 2018, the Company settled a legal matter for $1.6 million, which is included in SG&A expenses in the Company's consolidated statement of operations for the year ended December 31, 2018.

The Company is involved in certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of the Company and based on consultations with inside and outside counsel, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on the Company's results of operations, financial condition, or cash flows. As more information becomes available, and the Company determines that an unfavorable outcome is probable on a claim and that the amount of probable loss that the Company will incur on that claim is reasonably estimable, the Company will record an accrued expense for the claim in question. If and when the Company records such an accrual, it could be material and could adversely impact the Company's results of operations, financial condition, and cash flows.

Merchant Reserves

See Note 3, Settlement Assets and Obligations, for information about merchant reserves.

11.    RELATED PARTY TRANSACTIONS

Management Services Agreement

During the years ended December 31, 2018, 2017, and 2016, Priority Holdings, LLC had a management services agreement with PSD Partners LP, which is owned by Mr. Thomas Priore, the Company's President, Chief Executive Officer and Chairman. The Company incurred total expenses of $1.1 million for the year ended December 31, 2018 and $0.8 million for each of the years ended December 31, 2017 and 2016 related to management service fees, annual bonus payout, and occupancy fees, which are recorded in SG&A expenses in the Company's consolidated statements of operations.

Call Right

The Company's President, Chief Executive Officer and Chairman was given the right to require any of the founders of MI Acquisitions to sell all or a portion of their Company securities at a call-right purchase price, payable in cash. The call right purchase price for common stock will be based on the greater of: 1) $10.30; 2) a preceding volume-weighted average closing price (as defined in the governing document); or 3) a subsequent volume-weighted average closing price (as defined in the governing document). The call right purchase price for warrants will be determined by the greater of: 1) a preceding volume-weighted average closing price (as defined in the governing document) of the called security or 2) a subsequent volume-weighted average closing price of the called security. For the Company, the call right does not constitute a financial instrument or derivative under GAAP since it does not represent an asset or obligation of the Company, however the Company discloses it as a related party matter.

12.    STOCKHOLDERS' EQUITY (DEFICIT)

As disclosed in Note 1, Nature of Business and Accounting Policies, on July 25, 2018 the Company executed the Business Combination which was accounted for as a "reverse merger" between Priority Holdings, LLC and MI Acquisitions, resulting in the Recapitalization of the Company's equity. The combined entity was renamed Priority Technology Holdings, Inc.
Common and Preferred Stock

For periods prior to July 25, 2018, equity has been retroactively restated to reflect the number of shares received as a result of the Recapitalization.

The equity structure of the Company was as follows on December 31, 2018 and 2017:

(in thousands)	December 31, 2018		December 31, 2017
	Authorized	Issued	Authorized	Issued
Common stock, par value $0.001	1,000,000	67,038	1,000,000	73,110
Preferred stock, par value $0.001	100,000	—	—	—

In connection with the Business Combination and Recapitalization, the following occurred:

•
In exchange for the 4.6 million common units of Priority Holdings, LLC, 60.1 million shares of common stock were issued in a private placement that resulted in the Company receiving approximately $49.4 million. The 60.1 million shares exclude 0.5 million shares issued as partial consideration in two business acquisitions (see Note 2, Business Combinations) and includes 3.0 million shares issued in connection with the 2014 Management Incentive Plan (see Note 13, Equity-Based Compensation).

•
Approximately 4.9 million shares of common stock were deemed to have been issued through share conversion in exchange for the publicly-traded shares of MI Acquisitions that originated from MI Acquisitions' 2016 IPO.

•
$2.1 million was paid to MI Acquisitions' founding shareholders (the "MI Founders") in exchange for 421,107 units and 453,210 shares of common stock held by the MI Founders. Each unit consisted of one share and one warrant of MI Acquisitions.

•	The MI Founders forfeited 174,863 shares of their common stock.

At December 31, 2018, the Company had 67,038,304 shares of common stock outstanding, of which: 1) 60,071,200 shares were issued in the Recapitalization through the private placement; 2) 874,317 shares were transferred to the sellers of Priority Holdings, LLC that were purchased from the MI Founders; 3) 4,918,138 shares were issued in MI Acquisitions' 2016 IPO; 4) 699,454 shares were issued to the MI Founders; and 5) 475,195 shares were issued as partial consideration for two business acquisitions. Certain holders of common stock from the private placement may be subject to holding period restrictions under applicable securities laws.

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of the Company's common stock possess all voting power for the election of members of the Company's board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of the Company's stockholders. Holders of the Company's common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of the Company's common stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Company's board of directors in its discretion. Since the Business Combination and Recapitalization, the Company has neither declared nor paid dividends. The holders of the Company's common stock have no conversion, preemptive or other subscription rights and there is no sinking fund or redemption provisions applicable to the common stock.

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2018, the Company has not issued any shares of preferred stock.
Earn-Out Consideration

Subsequent to July 25, 2018, an additional 9.8 million shares of common stock may be issued as earn-out consideration to the sellers of Priority, or at their election, to members of Priority's management or other service providers, pursuant to the Company's Earn-Out Incentive Plan. For the first earn-out of up to 4.9 million shares of common stock, Consolidated Adjusted EBITDA (as defined in the Earn-Out Incentive Plan) of the Company must be no less than $82.5 million for the year ended December 31, 2018 and the Company's stock price must have traded in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out of up to 4.9 million shares of common stock, Consolidated Adjusted EBITDA of the Company must be no less than $91.5 million for the year ending December 31, 2019 and the Company's stock price must have traded in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met. As of December 31, 2018, none of the 9.8 million shares have been earned. Any shares issued to management or directors under compensation plans are subject to the provisions of ASC 718, Stock Compensation. See Note 13, Equity-Based Compensation Plans.
Warrants issued by MI Acquisitions

Prior to July 25, 2018, MI Acquisitions issued warrants that allow the holders to purchase up to 5,731,216 shares of the Company's common stock at an exercise price of $11.50 per share, subject to certain adjustments (5,310,109 of these warrants are designated as "public warrants" and 421,107 are designated as "private warrants"). The warrants may only be exercised during the period commencing on the later to occur of (i) 30 days following the completion of the MI Acquisitions' initial business combination and (ii) 12 months following the closing of MI Acquisitions' IPO, and terminating on the earlier to occur of (i) five years following the date the warrants became exercisable, and (ii) the date fixed for redemption upon the Company electing to redeem the warrants. The Company has the option to redeem all (and not less than all) of the outstanding public warrants at any time from and after the warrants become exercisable, and prior to their expiration, at the price of $0.01 per warrant; provided that the last sales price of the Company's common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that (i) there is a current registration statement in effect with respect to the shares of common stock underlying the public warrants for each day in the 30-day trading period and continuing each day thereafter until the redemption date or (ii) the cashless exercise is exempt from the registration requirements under the Securities Act of 1933, as amended. The warrants are classified as equity, and therefore, subsequent changes in the fair value of the warrants will not be recognized in earnings.
The outstanding purchase option that was sold to the underwriters (in addition to the warrants discussed above) for an aggregate purchase price of $100, allows the holders to purchase up to a total of 300,000 units (each consisting of a share of common stock and a public warrant) exercisable at $12.00 per unit commencing on the later of the consummation of a business combination and six months from September 13, 2016 (the "Purchase Option"). The Purchase Option expires five years from September 13, 2016. The units issuable upon exercise of the Purchase Option are identical to the units offered in MI Acquisitions' IPO. The Purchase Option is classified as equity in the accompanying consolidated balance sheets.
In August 2018, the Company was informed by Nasdaq that it intended to delist the Company's outstanding warrants and units due to an insufficient number of round lot holders for the public warrants. The Company subsequently filed a Registration Statement on Form S-4 with the SEC for the purpose of offering holders of the Company's outstanding 5,310,109 public warrants and 421,107 private warrants the opportunity to exchange each warrant for 0.192 shares of the Company's common stock. The exchange offer expired in February 2019 resulting in a total of 2,174,746 warrants being tendered in exchange for 417,538 shares of the Company's common stock plus cash in lieu of fractional shares. Nasdaq proceeded to delist the remaining outstanding warrants and units, which were comprised of one share of common stock and one warrant, from The Nasdaq Global Market at the open of business on March 6, 2019. The delisting of the remaining outstanding warrants and units had no impact on the Company's financial statements.
Business Combination and Recapitalization Costs
In connection with the Business Combination and Recapitalization, the Company incurred $13.3 million in fees and expenses, of which $9.7 million of recapitalization costs were charged to Additional Paid in Capital since these costs were less than the cash received in conjunction with the Recapitalization costs and were directly related to the issuance of equity for the Recapitalization. These costs are presented as Recapitalization costs in the accompanying consolidated statements of changes in stockholders' equity (deficit). The remaining $3.6 million of expenses were related to the Business Combination and are presented in SG&A expenses in the accompanying consolidated statements of operations.
Authorization to Repurchase Shares of Common Stock

On December 19, 2018, the Company's Board of Directors authorized a stock repurchase program. Under the program, the Company may purchase up to $5.0 million of its outstanding common stock from time to time through June 30, 2019. As of March 22, 2019, the Company has not repurchased any of its common stock pursuant to the repurchase plan.

Equity Events for Priority Holdings, LLC that Occurred Prior to July 25, 2018 (date of Business Combination)

On January 3, 2017, Priority used the proceeds from the 2017 debt refinancing (see Note 8, Long-Term Debt and Warrant Liability) to redeem 4,681,590 Class A common units for $200.0 million (the "Redemption"). Concurrent with the Redemption, (i) Priority and its members entered into an amended and restated operating agreement that eliminated the Class A preferred units and the Class C common units and (ii) the Plan of Merger, dated as of May 21, 2014 between Priority Payment Systems Holdings, LLC and Pipeline Cynergy Holdings, LLC was terminated which resulted in the cancellation of related contingent consideration due to holders of Class A preferred units.

On January 31, 2017, Priority entered into a redemption agreement with one of its minority unit holders to redeem their former Class A common membership units for a total redemption price of $12.2 million. Priority accounted for the Common Unit Repurchase Obligation as a liability because it was required to redeem these former Class A common units for cash. The liability was recorded at fair value at the date of the redemption agreement, which was equal to the redemption value. Under this agreement, Priority redeemed $3.0 million of 69,450 former Class A common units in April 2017. As of December 31, 2017, the Common Unit Repurchase Obligation had a redemption value of $9.2 million.

The remaining $9.2 million was redeemed through the January 17, 2018 redemption of 115,751 former Class A common units for $5.0 million and the February 23, 2018 redemption of 96,999 former Class A common units for $4.2 million.

In addition to the aforementioned redemptions, Priority redeemed 295,834 former Class A common units for $25.9 million on January 17, 2018 and 445,410 former Class A common units for $39.0 million on January 19, 2018. As a result of the aforementioned redemptions, Priority was 100% owned by Priority Investment Holdings, LLC and Priority Incentive Equity Holdings, LLC until July 25, 2018.

The former Class A common units redeemed in January and February 2018 were then canceled by Priority. The redemption transactions and the amended and restated operating agreement resulted in one unit holder gaining control and becoming the majority unit holder of the Company. These changes in the equity structure of Priority were recorded as capital transactions.

At December 31, 2017, Priority had 5,249 voting former Class A common stock authorized and issued, and 335 and 302 non-voting former Class B common stock authorized and issued, respectively.

Prior to the Business Combination, Priority recorded distributions of $7.1 million, $3.4 million, and $10.0 million to its members during the years ended December 31, 2018, 2017 and 2016, respectively.

13.    EQUITY-BASED COMPENSATION PLANS

The Company has three active equity-based compensation plans: 2018 Equity Incentive Plan; Earnout Incentive Plan; and 2014 Management Incentive Plan. Total equity-based compensation expense was approximately $1.6 million, $1.0 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, which is included in Salary and employee benefits in the accompanying consolidated statements of operations. Beginning in 2018, the Company elected to recognize the effects of forfeitures on compensation expense as the forfeitures occur for all plans.

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan ("2018 Plan") was approved by the Company's board of directors and shareholders in July 2018. The 2018 Plan provides for the issuance of up to 6,703,830 of the Company's common stock. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSU"), restricted stock units, other stock-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's board of directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's common stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan.

A summary of the cumulative activity for the 2018 Plan is provided in the following table:

6,703,830	Common stock authorized for the plan in July 2018
(2,098,792)	Stock options granted in December 2018
7,558	Stock options grants forfeited in 2018
(202,200)	RSU grants in 2018
4,410,396	Common stock available for issuance under the plan at December 31, 2018

Stock Options

In December 2018, the Company issued stock option grants to substantially all of the Company's employees excluding the Company's executive officers. The stock options vest as follows: 50% on July 27, 2019; 25% on July 27, 2020; and 25% on July 27, 2021. If a participate terminates employment with the Company, vested options may be exercised for a short period of time while unvested options are forfeited. However, in any event, a stock option will expire ten years from date of grant.

Details about the time-based stock options issued under the plan are as follows:

		Weighted-
	Options for	average	Weighted-average	Aggregate
	number of	exercise	remaining	intrinsic value
	shares	price	contractual terms	(in thousands)

Outstanding, January 1, 2018	—	—
Granted in 2018	2,098,792	$6.95
Exercised in 2018	—	—
Forfeited in 2018	(7,558)	$6.95
Expired in 2018	—	—
Outstanding, December 31, 2018	2,091,234	$6.95	9.9 years	$2,196

Vested and Expected to Vest	2,091,234	$6.95	9.9 years	$2,196
Exercisable at December 31, 2018	—	—		—

No stock options have become vested as of December 31, 2018. For the year ended December 31, 2018, compensation expense of $0.2 million was recognized for these stock option grants. As of December 31, 2018, there was $4.0 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

The table below presents the assumptions used to calculate the fair value of the stock options issued during 2018:

Expected volatility	30%
Risk-free interest rate	2.4%
Expected term (years)	4.3
Dividend yield	—%
Exercise price	$6.95

Restricted Stock Units - Service Based

During December 2018, the Company issued 107,143 RSUs with a grant-date fair value of $7.00 each and a total grant-date fair value of approximately $0.8 million. These RSUs have service-based vesting with 50% vesting in each of the years 2019 and 2020. At December 31, 2018, unrecognized compensation of approximately $0.7 million is expected to be recognized over remaining weighted-average period of approximately 1.4 years. Compensation expense for the year ended December 31, 2018 was not material.

Restricted Stock Units - Performance Based with Market Condition

During the third quarter of 2018, the Company issued 95,057 RSUs with a fair value of $10.52 each. In addition to the service vesting requirements, these RSUs vest only if certain performance metrics are achieved separately for 2018 and 2019. The performance metrics were not achieved for 2018 and it is not probable that the 2019 performance metrics will be achieved, thus no compensation expense has been recognized for the year ended December 31, 2018 for these RSUs. At the end of each subsequent reporting period, the Company will evaluate the probability of achievement for the performance metrics and adjust cumulative recognized compensation expense accordingly if the service requirements are also expected to be achieved.

Earnout Incentive Plan

The Company's Earnout Incentive Plan (the "EIP") was approved by the Company's board of directors and shareholders in July 2018. See Note 12, Stockholders' Equity (Deficit), for information about the EIP and the potential to issue up to 9.8 million additional shares of the Company's common stock. Awards issued under the EIP vest upon achievement of performance metrics and a market metric.

During the third quarter of 2018, the Company issued 95,057 RSUs under the EIP with a fair value of $10.52 each (these were in addition to the 95,057 RSUs issued under the 2018 Plan, as previously noted above). At December 31, 2018, it is not probable that the performance metrics will be achieved, thus no compensation expense has been recognized for these RSUs for the year ended December 31, 2018. At the end of each subsequent reporting period, the Company will evaluate the probability of achievement for the performance metrics and adjust cumulative recognized compensation expense accordingly. Under GAAP, the market metric only impacts the fair value of the RSUs, not the requirement to recognize compensation expense if the performance metrics are achieved or probable of being achieved.

As of December 31, 2018, up to 9,704,943 additional grants may be issued under the EIP.

2014 Management Incentive Plan

The Priority Holdings Management Incentive Plan (the "MIP") was established in 2014 to issue equity-based compensation awards to selected employees. Simultaneously with the Business Combination and Recapitalization (see Note 12, Stockholders' Equity (Deficit)), the fair value of the outstanding equity awards under the MIP were exchanged for approximately 3.0 million shares of common stock of Priority Technology Holdings, Inc. having approximately the same fair value. As such, this exchange was not deemed to be a modification for accounting purposes. The Company continues to recognize compensation expense under the original vesting schedule for the MIP grants whereby each participant's awards vested at either 40% or 20% on September 21, 2016 and then continue to vest over various time periods with all vesting to be completed by May 2021.

Compensation expense under the MIP was approximately $1.5 million, $1.0 million, and $2.3 million for 2018, 2017, and 2016, respectively. At December 31, 2018, there was approximately $0.7 million of unrecognized compensation that is expected to be recognized by the Company as follows: $0.5 million in 2019; $0.1 million in 2020; and $0.1 million in 2021.

14.    EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. Company contributions to the plan were $0.9 million, $1.0 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company offers a comprehensive medical benefits plan to eligible employees. All obligations under the plan are fully insured through third-party insurance companies. Employees participating in the medical plan pay a portion of the costs for the insurance benefits.

15.    FAIR VALUE

Fair Value Measurements

The following is a description of the valuation methodology used for the GS warrant and contingent consideration which are recorded and remeasured at fair value at the end of each reporting period.

Goldman Sachs Warrant

The GS warrant was classified as level 3 in the fair value hierarchy. Historically, the fair value of the GS warrant was estimated based on the fair value of Priority Holdings, LLC using a weighted-average of values derived from generally accepted valuation techniques, including market approaches, which consider the guideline public company method, the guideline transaction method, the recent funding method, and an income approach, which considers discounted cash flows. Priority Holdings, LLC adjusted the carrying value of the warrant to fair value as determined by the valuation model and recognized the change in fair value as an increase or decrease in interest and other expense. On July 25, 2018, the GS warrant was redeemed in exchange for $12.7 million cash, which resulted in a gain of $0.1 million, as the value of the GS warrant immediately prior to the cancellation was $12.8 million. See Note 8, Long-Term Debt and Warrant Liability. The warrant is no longer outstanding as of December 31, 2018 and had a fair value of $8.7 million as of December 31, 2017.

Contingent Consideration

Business Combinations

The estimated fair values of contingent consideration related to the PPS Tech and PPS Northeast business acquisitions (see Note 2, Business Combinations) were based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. Both of these acquisitions occurred during the third quarter of 2018, and at December 31, 2018, the total fair value of the contingent consideration for both acquisitions was approximately $1.0 million, which was not materially different than the fair values on their original measurement dates.

Former Preferred A Units Earnout

A preferred equity earnout plan resulted from the 2014 merger between Priority Payment Systems Holdings, LLC and Pipeline Cynergy Holdings, LLC. A level 3 valuation model was used to estimate the fair value of the earnout consideration. Changes in fair value were reflected in earnings for each reporting period prior to the 2017 expiration of the earnout arrangement.

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 in the fair value hierarchy for the years ended December 31, 2018, 2017, and 2016:

(in thousands)	Warrant Liability	Contingent Consideration

Balance at January 1, 2016	$3,149	$6,887
Adjustment to fair value included in earnings	1,204	(2,665)
Balance at December 31, 2016	4,353	4,222
Extinguishment of GS 1.0% warrant liability (Note 8)	(4,353)	—
GS 1.8% warrant liability (Note 8)	4,503	—
Release and adjustment of contingent consideration (Note 12)	—	(4,222)
Adjustment to fair value included in earnings	4,198	—
Balance at December 31, 2017	8,701	—
Extinguishment of GS 1.8% warrant liability (Note 8)	(8,701)	—
GS 2.2% warrant liability (Note 8)	12,182	—
Adjustment to fair value included in earnings	591	—
Extinguishment of GS 2.2% warrant liability (Note 8)	(12,701)	—
Change in fair value of warrant liability	(72)	—
Earnout liabilities arising from business combinations (Note 2)	—	980
Balance at December 31, 2018	$—	$980

There were no transfers among the fair value levels during the years ended December 31, 2018, 2017, and 2016.

Fair Value of Debt

The Company's outstanding debt obligations (see Note 8, Long-term Debt and Warrant Liability) are reflected in the consolidated balance sheets at carrying value since the Company did not elect to remeasure its debt obligations to fair value at the end of each reporting period. The carrying values of the Company's long-term debt approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates.

16.    SEGMENT INFORMATION

The Company has two reportable segments that are reviewed by the Company's chief operating decision maker ("CODM"), who is the Company's President, Chief Executive Officer and Chairman. The Consumer Payments operating segment is one reportable segment. The Commercial Payments, Institutional Services, and Integrated Partners operating segments are aggregated into one reportable segment, Commercial Payments and Managed Services.

•
Consumer Payments – represents consumer-related services and offerings including merchant acquiring and transaction processing services including the proprietary MX enterprise suite. Either through acquisition of merchant portfolios or through resellers, the Company becomes a party or enters into contracts with a merchant and a sponsor bank. Pursuant to the contracts, for each card transaction, the sponsor bank collects payment from the credit, debit or other payment card issuing bank, net of interchange fees due to the issuing bank, pays credit card association (e.g., Visa, MasterCard) assessments and pays the transaction fee due to the Company for the suite of processing and related services it provides to merchants, with the remainder going to the merchant.

•
Commercial Payments and Managed Services – represents services provided to certain enterprise customers, including outsourced sales force to those customers and accounts payable automation services to commercial customers. Additional payment and payment adjacent services are provided to the health care and residential real estate industries.

Corporate includes costs of corporate functions and shared services not allocated to our reportable segments. For the year ended December 31, 2018, the Company adjusted its methodology of allocating certain corporate overhead costs to its reportable segments. All prior periods presented have been adjusted to reflect the current allocation methodology.

Information on segments and reconciliations to consolidated revenues, consolidated income (loss) from operations, and consolidated depreciation and amortization are as follows for the years presented:

(in thousands)	Years Ended December 31,
	2018	2017	2016
Revenues:
Consumer Payments	$394,986	$400,320	$322,666
Commercial Payments and Managed Services	29,429	25,299	21,448
Consolidated revenues	$424,415	$425,619	$344,114

Income (loss) from operations:
Consumer Payments	$50,528	$55,473	$37,772
Commercial Payments and Managed Services	(2,921)	972	1,861
Corporate	(27,688)	(21,196)	(13,793)
Consolidated income from operations	$19,919	$35,249	$25,840

Depreciation and amortization:
Consumer Payments	$17,945	$13,336	$13,706
Commercial Payments and Managed Services	702	451	401
Corporate	1,093	887	626
Consolidated depreciation and amortization	$19,740	$14,674	$14,733

A reconciliation of total income from operations of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Years Ended December 31,
	2018	2017	2016

Total income from operations of reportable segments	47,607	56,445	$39,633
Less Corporate	(27,688)	(21,196)	(13,793)
Less interest expense	(29,935)	(25,058)	(4,777)
Less other, net	(6,784)	(5,597)	(877)
Income tax benefit	(1,759)	—	—
Net (loss) income	$(15,041)	$4,594	$20,186

The Company is not significantly reliant upon any single customer for the years ended December 31, 2018, 2017, or 2016. Substantially all revenues are generated in the United States.

Total assets, all located in the United States, by reportable segment reconciled to consolidated assets as of December 31, 2018 and 2017 were as follows:

(in thousands)	As of December 31,
	2018	2017

Consumer Payments	$267,111	$216,345
Commercial Payments and Managed Services	71,756	50,362
Corporate	49,751	—
Total consolidated assets	$388,618	$266,707

Assets in Corporate at December 31, 2018 primarily represent net deferred income tax assets of $49.7 million. The Company had no material tax assets at December 31, 2017 due to its former status as a pass-through entity for income tax purposes. Substantially all assets related to business operations are assigned to one of the Company's two reportable segments even though some of those assets result in Corporate expenses.

17.     (LOSS) EARNINGS PER SHARE

As a result of the Recapitalization, the Company has retrospectively adjusted the weighted-average Class A units outstanding prior to July 25, 2018 by multiplying them by the exchange ratio used to determine the number of Class A common stock into which they converted.

The following tables set forth the computation of the Company's (loss) earnings per share:

(in thousands except per share amounts)	Years Ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income	$(15,041)	$4,594	$20,186
Less: Income allocated to participating securities	(45)	(236)	(101)
Net (loss) income available to common stockholders	$(15,086)	$4,358	$20,085

Denominator:
Weighted-average common shares outstanding - basic and diluted	61,607	67,144	131,706

Basic and diluted (loss) earnings per share	$(0.24)	$0.06	$0.15

Anti-dilutive securities that were excluded from EPS that could potentially be dilutive in future periods are as follows:

(in thousands)	Years Ended December 31,
	2018	2017	2016
Stock options	2,091	—	—
Restricted stock awards	202	—	—
Earnout incentive awards	95	—	—
Warrants on common stock (see Note 12, Stockholders' Equity (Deficit))	5,731	3,402	7,202

18.     SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following tables show a summary of the Company's quarterly financial information for each of the four quarters of 2018 and 2017:

(in thousands, except per share amounts)	2018
	1Q	2Q	3Q	4Q	Year
Revenues	$115,596	$104,762	$103,591	$100,466	$424,415
Operating expenses	107,718	101,557	100,031	95,190	404,496
Income from operations	7,878	3,205	3,560	5,276	19,919
Interest expense	(6,929)	(7,630)	(7,334)	(8,042)	(29,935)
Other, net	(4,126)	(1,203)	221	(1,676)	(6,784)
Income tax benefit	—	—	(991)	(768)	(1,759)
Net loss	$(3,177)	$(5,628)	$(2,562)	$(3,674)	$(15,041)

Basic and diluted (loss) per common share (1)	$(0.06)	$(0.10)	$(0.04)	$(0.05)	$(0.24)

(in thousands, except per share amounts)	2017
	1Q	2Q	3Q	4Q	Year
Revenues	$93,092	$101,611	$110,946	$119,970	$425,619
Operating expenses	86,528	93,341	101,480	109,021	390,370
Income from operations	6,564	8,270	9,466	10,949	35,249
Interest expense	(7,570)	(4,612)	(6,418)	(6,458)	(25,058)
Other, net	(215)	(1,976)	(790)	(2,616)	(5,597)
Net (loss) income	$(1,221)	$1,682	$2,258	$1,875	$4,594

Basic and diluted (loss) per common share (1)	$(0.02)	$0.02	$0.03	$0.03	$0.06

(1) May not be additive to the net income (loss) per common share amounts for the year due to the calculation provision of ASC 260, Earnings Per Share.

19.     SUBSEQUENT EVENTS

Acquisitions from Related Party

In February 2019, a subsidiary of the Company, Priority Hospitality Technology, LLC ("PHT"), acquired substantially all of the operating assets and assumed certain liabilities of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. Prior to these transactions, eTab was 80% owned by the Company's President, Chief Executive Officer and Chairman. No cash consideration was paid to the sellers of eTab or Cumulus at acquisition. As consideration for these acquired net assets, the sellers were issued preferred equity interests in PHT. Under these preferred equity interests, the sellers are eligible to receive up to $4.5 million of profits earned by PHT, plus a preferred yield on any of the $4.5 million amount that has not been distributed to them. The Company's President, Chief Executive Officer and Chairman owns 80% of the preferred equity interests in PHT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the preferred equity interests, the preferred equity interests will cease to exist. The Company will recognize the fair value of the net assets acquired since the consideration was of a non-cash nature. At this time, the Company is finalizing the estimated fair values of the net assets acquired.

See Note 12, Stockholders' Equity (Deficit), for information about subsequent events pertaining to certain warrants to purchase shares of common stock of the Company and units, consisting of one share of common stock and one warrant, of the Company.

Asset Acquisition

On March 22, 2019, the Company, through one of its subsidiaries, acquired certain assets and assumed certain related liabilities (the "net assets") from YapStone, Inc. ("YapStone") under an asset purchase and contribution agreement. The purchase price for the net assets was $65.0 million in cash and a 6.142% non-controlling interest in the Company's subsidiary that purchased the net assets of YapStone. The $65.0 million was funded from a draw down of the Senior Credit Facility on a delayed basis as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 8, Long-Term Debt and Warrant Liability.

Residual Portfolio Asset Acquisition

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 8, Long-Term Debt and Warrant Liability. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The purchase price may be subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting described below, which are in the process of being remediated.
Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on July 25, 2018. Prior to the Business Combination, Priority was a privately held company and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for the Company following the Business Combination has required and will continue to require significant time and resources from our management and other personnel. Furthermore, M I Acquisitions, the legal acquirer in the Business Combination, was a non-operating public shell company prior to the Business Combination and, as such the internal controls of M I Acquisitions no longer exists as of the assessment date. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2018. Therefore, we are excluding management's report on internal control over financial reporting pursuant to Question 215.02 of the SEC's Compliance and Disclosure Interpretations. In the future, management's assessment of our internal control over financial reporting will include an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control over Financial Reporting

As of December 31, 2018, we have identified material weaknesses in internal control over financial reporting related to (1) lack of sufficient accounting and financial reporting resources and (2) deficiencies in certain aspects of our financial statement review and close processes. In order to begin to remediate the material weaknesses described above, during the year ended December 31, 2018, we undertook or were engaged in the following measures or activities to address the material weaknesses in internal control over financial reporting:

•	recruiting and hiring additional qualified accounting and financial reporting personnel;

•	retaining outside consultants to assist us in the preparation of our financial statements and SEC disclosures; and

•	implementing additional policies and procedures to enhance internal control and provide timely reconciliation and review of our accounting policies and procedures.

As we continue to evaluate and improve our internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary, including related improvements to the architecture of our accounting and financial reporting systems.
Management is committed to improving our internal control processes and intends to meet with our Audit Committee on a regular basis to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting.
Except as set forth above, we have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

N/A

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2019 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

(2) Financial Statement Schedules
N/A

(b) Exhibits

Exhibit	Description
2.1
Second Amended and Restated Contribution Agreement, dated as of April 17, 2018, by and among Priority Investment Holdings, Priority Incentive Equity Holdings, LLC and M I Acquisitions, Inc. (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14(a), filed July 5, 2018).

2.2
Purchase Agreement, dated as of February 26, 2018 by and among Priority Holdings, LLC, M SPAC LLC, M SPAC Holdings I LLC, M SPAC Holdings II LLC, and M I Acquisitions, Inc. (incorporated by reference to Annex B to the Company's Proxy Statement on Schedule 14(a), filed July 5, 2018).

3.1
Second Amended and Restated Certificate of Incorporation of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

3.2	Amended and Restated Bylaws of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed July 26, 2016).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed July 26, 2016).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed July 26, 2016).
4.4
Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 16, 2016).

10.1
Registration Rights Agreement dated as of July 25, 2018 by and among M I Acquisitions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.2 †	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3 †	Priority Technology Holdings, Inc. Earnout Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.4
Credit and Guaranty Agreement, dated as of January 3, 2017 by and among Pipeline Cynergy Holdings, LLC, Priority Institutional Partner Services, LLC, Priority Payment Systems Holdings LLC, Priority Holdings, LLC, the Credit Parties, the Lenders and SunTrust Bank (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.4.1
First Amendment to the Credit and Guaranty Agreement, dated as of November 14, 2017 by and among Pipeline Cynergy Holdings, LLC, Priority Institutional Partner Services, LLC, Priority Payment Systems Holdings LLC, Priority Holdings, LLC, the other Guarantors, the Lenders and SunTrust Bank (incorporated by reference to Exhibit 10.4.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.4.2
Second Amendment to the Credit and Guaranty Agreement, dated as of January 11, 2018 by and among Pipeline Cynergy Holdings, LLC, Priority Institutional Partner Services, LLC, Priority Payment Systems Holdings LLC, Priority Holdings, LLC, the other Guarantors, each 2018 Converting Lender, each new 2018 Refinancing Term Lender, each 2018 Incremental Term Loan Lenders, each Revolving Credit Lender and SunTrust Bank (incorporated by reference to Exhibit 10.4.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.4.3
Third Amendment to the Credit and Guaranty Agreement, dated as of December 24, 2018 by and among Pipeline Cynergy Holdings, LLC, Priority Institutional Partner Services, LLC, Priority Payment Systems Holdings LLC, Priority Holdings, LLC, the other Guarantors, each 2018-2 Incremental Term Loan Lender, each Delayed Draw Term Loan Lender, other Lender party thereto and SunTrust Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.5
Credit and Guaranty Agreement, dated as of January 3, 2017, by and among Priority Holdings, LLC, the Credit Parties, the Lenders and Goldman Sachs Specialty Lending Group, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.5.1
First Amendment to the Credit and Guaranty Agreement, dated as of November 14, 2017, by and among Priority Holdings LLC, the Guarantors, the Lenders and Goldman Sachs Specialty Group, L.P. (incorporated by reference to Exhibit 10.5.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.5.2
Consent and Second Amendment to the Credit and Guaranty Agreement, dated as of January 11, 2018, by and among Priority Holdings LLC, the Guarantors, the Lenders and Goldman Sachs Specialty Group, L.P. (incorporated by reference to Exhibit 10.5.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.5.3
Consent and Third Amendment to the Credit and Guaranty Agreement, dated as of December 24, 2018 by and among Priority Holdings LLC, the Guarantors, the Lenders and Goldman Sachs Specialty Group, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.6 †
Director Agreement by and among Priority Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Payment Systems Holdings, LLC and Thomas C. Priore, dated May 21, 2014 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).

10.7 †
Amendment No. 1 to Director Agreement by and among Priority Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Payment Systems Holdings, LLC and Thomas C. Priore, dated April 19, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).

10.8 †
Executive Employment Agreement between Priority Payment Systems Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Holdings, LLC and John V. Priore, dated May 21, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.9 †
Amendment to Executive Employment Agreement between Priority Payment Systems Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Holdings, LLC and John V. Priore, dated November 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.10 †
Director Agreement by and among Priority Technology Holdings, Inc. and John V. Priore, dated December 1, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.11 †
Employment Agreement between Priority Payment Systems Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Holdings, LLC and Afshin Yazdian, dated May 21, 2014 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).

10.12 †
Executive Employment Agreement between Priority Technology Holdings, Inc. and Michael Vollkommer, dated December 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.13 * †	Restricted Stock Unit Award Agreement between Priority Technology Holdings, Inc. and Michael Vollkommer, dated December 20, 2018.
10.14 * †	Executive Employment Agreement between Priority Technology Holdings, Inc. and Timothy T. Schneible, dated January 18, 2019.
10.15 * †	Restricted Stock Unit Award Agreement between Priority Technology Holdings, Inc. and Timothy T. Schneible, dated January 19, 2019.

10.16 * †	Consulting Services Agreement between Priority Technology Holdings, Inc. and Bruce E. Mattox, dated March 1, 2019.
10.17 *	Asset Contribution Agreement among Priority Hospitality Technology, LLC, eTab, LLC, and Thomas C. Priore, dated February 1, 2019.
10.18 *	Amended and Restated Limited Liability Company Agreement of Priority Hospitality Technology, LLC, dated February 1, 2019.
10.19 * †	Form of Independent Director Agreement.
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

March 29, 2019	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2019

/s/ Michael Vollkommer Michael Vollkommer	Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2019

/s/ John Priore	Vice-Chairman	March 29, 2019
John Priore

Marc Manuel	Director	March 29, 2019

/s/ William Gahan William Gahan	Director	March 29, 2019

/s/ Matthew Kearney Matthew Kearney	Director	March 29, 2019