Form 10-K/A
period 2018-12-31
Priority Technology Holdings, Inc.
filed 2019-04-30
CIK 1653558

_______________________________________________________________________
UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No  ☒

As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $52.8 million (based upon the closing sale price of the common stock on that date on The Nasdaq Capital Market).

As of April 30, 2019, 67,034,980 shares of common stock, par value $0.001 per share, were issued and outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on March 29, 2019 (the "Original Filing"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2018. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the "SEC"), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended solely to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this Amendment constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Amendment include, but are not limited to, statements about:

•	competition in the payment processing industry;

•	the use of distribution partners;

•	any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise;

•	any breakdowns in our processing systems;

•	government regulation, including regulation of consumer information;

•	the use of third-party vendors;

•	any changes in card association and debit network fees or products;

•	any failure to comply with the rules established by payment networks or standards established by third-party processor;

•	any proposed acquisitions or any risks associated with completed acquisitions; and

•	other risks and uncertainties set forth in the "Item 1A - Risk Factors" section of the Original Filing.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Amendment.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated.

i

These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, including the risk factors set forth under "Item 1A - Risk Factors" in the Original Filing, that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Amendment, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Amendment with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Terms Used in the Amendment

As used in this Amendment, unless the context otherwise requires, references to the terms "Company," "Priority," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

ii

Priority Technology Holdings, Inc.
Amendment No. 1 to Annual Report on Form 10-K
For the Year Ended December 31, 2018

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND BOARD OF DIRECTORS

The following table presents information with respect to our executive officers and directors, as of April 30, 2019.

Name	Age	Position
Thomas Priore	50	President, Chief Executive Officer and Chairman
John Priore	55	Vice-Chairman
Michael Vollkommer	60	Chief Financial Officer
Sean Kiewiet	47	Chief Technology Officer
Timothy Schneible	45	Chief Operating Officer
Cindy O'Neill	51	President of Commercial Payments
David McMiller	64	President of Commercial Business Services
Afshin Yazdian	46	President of Core Acquiring
Chris Prince	45	General Counsel
William Gahan	53	Director
Matthew Kearney	57	Director

Executive Officers

Thomas Priore has served as President, Chief Executive Officer and Chairman since December 2018 and as Executive Chairman and founding member of Priority from August 2005 through November 2018. Under Mr. Priore's strategic direction, Priority has emerged from a start-up organization to become the 13th largest merchant acquirer in the U.S. and a leading provider of commercial payment solutions to major global institutions. Prior to dedicating his full time to Priority, he founded ICP Capital, a boutique investment banking enterprise that became a market leader in structured finance reaching over $20 billion in assets under management. From 1999 until 2003, Mr. Priore was with Guggenheim Securities where he founded the Structured Finance Trading and Origination business and managed its Fixed Income Sales and Trading division. Previously, Mr. Priore spent eight years in PaineWebber's Fixed Income Sales and Trading department, rising to Vice President. Mr. Priore is a graduate of Harvard University and holds an MBA from Columbia University. Thomas Priore is the brother of John Priore, Priority's Vice-Chairman.

John Priore is the co-founder of Priority and has served as Vice-Chairman of Priority since December 2018. Prior to that, John Priore served as Chief Executive Officer of Priority since August 2005. He has over twenty-five years of experience in the payments industry. Prior to founding Priority, John Priore was the Executive Vice President of Financial Systems at Ingenico, and also served in a variety of positions at other firms, including NOVA, First Data and American Express. Mr. Priore is a member of the Technology Association of Georgia (TAG), a legacy member of the Alpharetta Technology Commission and currently serves on the board of directors for the Electronic Transactions Association. John Priore's commitment to the industry has helped propel Priority to be a leader in payments technology. John Priore is the brother of Thomas Priore, Priority's President, Chief Executive Officer and Chairman.

Michael Vollkommer has served as Chief Financial Officer of Priority since December 2018. Mr. Vollkommer is a CPA who has over 30 years of financial experience in a variety of industries, serving in executive-level positions within several global corporations. Prior to joining Priority, Mr. Vollkommer most recently served as the Chief Financial Officer of Vesta Corporation, an international provider of comprehensive fraud and payment solutions for online commerce, from October 2013 to October 2015, and before that was the Chief Financial Officer of Mueller Water Products from May 2007 to July 2008. From 2001 to 2006, Mr. Vollkommer was Executive Vice President and Chief Financial Officer of Certegy Inc., a public payment services company that was spun off from Equifax in 2001 and merged with certain divisions of Fidelity National Financial in 2006 to create FIS.

Sean Kiewiet co-founded Priority after serving as the Director of Technology for Cornerstone Payment Systems. Mr. Kiewiet has served as Chief Technology Officer of Priority since August 2005. Mr. Kiewiet previously worked in software development and architecture for Hypercom and Syntellect. Mr. Kiewiet's technology development background drives his vision for Priority to develop high-performing teams that deliberately target technologies at areas where the industry has been complacent and customers have been under-served.

Timothy Schneible has served as Priority's Chief Operating Officer since October 2018. Prior to joining Priority, Mr. Schneible spent 18 years holding operational and leadership positions in risk management, fraud and credit operations, call center management, and executive officer roles in payment operations for organizations including Bank One Corp., Barclaycard U.S., Worldpay, Inc., and Merchant e-Solutions, Inc. Between March 2015 and October 2018, Mr. Schneible served as Executive Vice President of Operations at Merchant e-Solutions, Inc. He previously served as a Senior Vice President at WorldPay, Inc. since June 2010.

Cindy O'Neill has served as Priority's President of Commercial Payments since March 2017. From July 2016 to March 2017, Ms. O'Neill worked as a consultant, including providing consulting services to Priority starting in November 2016. Ms. O'Neill previously served as the Executive Vice President and General Manager at Electronic Funds Source from June 2015 to July 2016, leading the growth of its Commercial Payments business through its 2016 sale to Wright Express. From February 2015 to June 2015, Ms. O'Neill served as Managing Director, Group Head of Cash Management Product, at Bank of the West. From June 2010 to February 2015, Ms. O'Neill served as the Head of Global Product Management and Region Head of U.S. Commercial Business at Visa. Prior to assuming those positions, Ms. O'Neill spent 17 years in treasury management, holding leadership positions at Wells Fargo (February 2007 to June 2010) and Bank of America (October 1994 to February 2007).

David McMiller has served as Priority's President of Commercial Business Services since January 2015. Mr. McMiller previously served as VP of Association and Franchise at Priority since October 2008. Mr. McMiller brings over thirty-five years of executive development experience after serving as the Executive Vice President for NOVA and development roles for Uptons and Kohl's.

Afshin Yazdian has served as Priority's President of Core Acquiring since May 2014. Mr. Yazdian was previously President & CEO of Cynergy Data from November 2013 to May 2014 and joined Priority through the merger with Cynergy Data. Prior to that, Mr. Yazdian served as President of TouchSuite from April 2012 to October 2013 and EVP & General Counsel of iPayment, Inc. from its founding in January 2001 to December 2011. Mr. Yazdian brings over sixteen years of payments experience to Priority's management team, with a background in acquisition and integration strategies and operations.

Chris Prince has served as Priority's General Counsel since August 2010. Prior to joining Priority, Mr. Prince was Counsel at the international law firm of King & Spalding LLP, where he was a member of the Corporate, Technology and Global Transactions practice groups, focusing on M&A, joint venture and strategic alliances for domestic and international licensing of intellectual property and technology.

Non-Employee Directors

William Gahan has served as a director of Priority since July 25, 2018. Mr. Gahan is a risk management specialist focused on institutional fixed income asset management and debt capital markets. Most recently, from 2011 until 2017, Mr. Gahan was Managing Director at Benefit Street Partners, a credit-focused alternative asset management firm with approximately $25 billion in assets under management where he managed a strategic credit investment operation. Prior to his role at Benefit Street Partners, Mr. Gahan operated a proprietary credit trading portfolio at Greenwich Capital after a career in debt capital markets with Merrill Lynch, Kidder Peabody and Paine Webber. Mr. Gahan received a Bachelor of Arts from the University of Virginia in 1988.

Matthew Kearney has served as a director of Priority since July 25, 2018. Mr. Kearney has been an Operating Partner at Rockbridge Growth Equity, LLC since March 2015. Mr. Kearney is responsible for driving a range of strategic and operational improvement and initiatives across the firm while also overseeing Rockbridge's media portfolio and advising on new media investments. During his time at Rockbridge, Mr. Kearney has overseen the successful sale of Triad Retail Media to WPP and the merger of the Rockbridge and Verifone petro media businesses to form "GSTV." Mr. Kearney now serves as the Chairman of GSTV. Prior to joining Rockbridge, Mr. Kearney served as Executive Chairman of Carlyle Talent Holdings, a Carlyle Group backed special payments company serving the advertising industry, from March 2013 to March 2015. Mr. Kearney also serves as an advisor to the board of directors of Telenor Group, the Norwegian multinational telecommunications company (OSE: TEL) and had served as an advisor to the board of directors of M I Acquisitions, Inc. Mr. Kearney previously served as CEO of Screenvision, a cinema advertising and media distribution company. Mr. Kearney holds a B.S. degree in Aeronautical Engineering from the University of Manchester and an MBA from London Business School.

On April 30, 2019, Marc Manuel resigned as a director of Priority.

Family Relationships

Thomas Priore, our President, Chief Executive Officer and Chairman, and John Priore, our Vice-Chairman, are brothers.

Involvement in Certain Legal Proceedings

In 2015, approximately three years after reaching a civil settlement with regulators on the matter, and without admitting or denying the allegations against him, Thomas Priore consented to the entry of an order by the SEC against him (the "SEC Order") relating to his prior involvement as the majority owner, President and Chief Investment Officer of a registered investment adviser, ICP Asset Management, LLC. Under the SEC Order, Mr. Priore agreed to be barred from associating with any broker, dealer, investment adviser, municipal securities dealer or transfer agent, and from participating in any offering involving a penny stock, for a minimum of five years from the date of the SEC Order with the right to apply to the applicable regulatory body for reentry thereafter. The SEC Order does not, nor has it ever, prohibited Thomas Priore's involvement with the Company, or his service as President, Chief Executive Officer or Chairman. During such time that the SEC bar remains in effect, the combined company will be required to monitor if any future offerings of our stock might be considered an offering of "penny stock" which would be prohibited under the bar.

Other than the above, to our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CORPORATE GOVERNANCE

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of the Code of Ethics is posted on our website at www.prth.com. We intend to disclose on our website any future amendments of the Code of Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or our directors from provisions in the Code of Ethics.

Controlled Company Status

Thomas Priore continues to control a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the Nasdaq Stock Market LLC ("NASDAQ"). Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our board of directors (the "Board") consist of independent directors;

•	the requirement that we have a Nominating and Governance Committee that is composed entirely of independent directors with a written charter addressing the Committee purpose and responsibilities; and

•	the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities.

We utilize and intend to continue to utilize these exemptions. As a result, we do not currently have a majority of independent directors and our Compensation Committee and Nominating and Governance Committee do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. In the event that we cease to be a "controlled company" and our shares continue to be listed on the Nasdaq Global Market, we will be required to comply with these provisions within the applicable transition periods.

Board Leadership Structure and Role in Risk Oversight

Currently, the positions of Chief Executive Officer and Chairman of the Board are held by one individual, Thomas Priore. Although no formal policy currently exists, the Board has determined that, at present, Mr. Priore is able to devote his time to both the daily execution of the Company's business strategies and to the long-term strategic direction of the Company.

Our Board oversees the risk management activities designed and implemented by our management. Our Board executes its oversight responsibility both directly and through its committees. Our Board also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, is primarily responsible for managing the risks associated with operation and business of the company and will provide appropriate updates to the Board and the Audit Committee. Our Board delegates to the Audit Committee oversight of its risk management process, and our other committees also consider risk as they perform their respective committee responsibilities. All committees report to the Board as appropriate, including when a matter rises to the level of material or enterprise risk.

Per our securities trading policy, all covered persons, including all executive officers and directors, are prohibited from purchasing Company securities on margin or pledging Company securities as collateral. We granted an exception to Thomas Priore, our President, Chief Executive Officer and Chairman, allowing him to pledge 47,732,899 shares of our common stock held by him pursuant to a letter of credit. In the event of a default under the letter of credit, the secured parties may foreclose upon any and all shares of common stock pledged to them. As of April 30, 2019, borrowings of $1,146,000 were outstanding under the letter of credit.

Independence of Directors

As a result of our common stock being listed on the Nasdaq Global Market, Priority adheres to the rules of such exchange in determining whether a director is independent. A director is not independent unless the Board affirmatively determines that he or she does not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director in accordance with the NASDAQ corporate governance rules for listed companies. The Board has determined that Messrs. Gahan and Kearney are independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Guidelines for Selecting Director Nominees

The Nominating and Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which the Nominating and Governance Committee will take in to consideration, include, but are not limited to, provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interest of stockholders.

The Nominating and Governance Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person's candidacy for membership on the Board. The Nominating and Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members. The Nominating and Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

Stockholder and Interested Party Communications

Priority's Board does not provide a process for stockholders or other interested parties to send communications to the Board because management believed that it was premature to develop such processes given the limited liquidity of common stock at that time. However, management may establish a process for stockholder and interested party communications in the future.

Limitation on Directors' Liability

Our certificate of incorporation and bylaws will indemnify our directors to the fullest extent permitted by the DGCL. The DGCL permits a corporation to limit or eliminate a director's personal liability to the corporation or the holders of its capital stock for breach of duty. This limitation is generally unavailable for acts or omissions by a director which (i) were in bad faith, (ii) were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated or (iii) involved a financial profit or other advantage to which such director was not legally entitled. The DGCL also prohibits limitations on director liability for acts or omissions which resulted in a violation of a statute prohibiting certain dividend declarations, certain payments to stockholders after dissolution and particular types of loans. The effect of these provisions is to eliminate the rights of our Company and our stockholders (through stockholders' derivative suits on behalf of our Company) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above. These provisions will not limit the liability of directors under the federal securities laws of the United States.

Board Meetings

Our Board and Audit Committee each met three time during 2018. The Compensation Committee and the Nominating and Governance Committee did not meet during 2018. All of our directors attended all three of the Board meetings during 2018 and all members of the Audit Committee attended all three meetings of that committee during 2018.

Policy Regarding Attendance at Annual Meetings of Stockholders

Each director of the Company is expected to be present at annual meetings of stockholders, absent exigent circumstances that prevents their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director's participation by means where the director can hear, and be heard, by those present at the meeting.

Executive Sessions

Executive sessions of non-management directors are held regularly throughout the year.

Board Committees

Our Board has the following standing committees: Audit Committee, Compensation Committee, and Nominating and Governance Committee. The charters for each committee are available in the investor relations section for our website at www.prth.com or in print by contacting Mr. Prince at the Company's address. The Board may also establish other committees to assist in the discharge of its responsibilities.

The table below identifies the committee members and committee chairperson (as indicated by a "C") as of April 30, 2019:

Director	Audit	Compensation	Nominating and Corporate Governance
Thomas Priore		C	C
John Priore		X	X
Matthew Kearney *	C
William Gahan *	X	X	X
* Independent director

Audit Committee

The Board has established an Audit Committee comprised of independent directors. The Audit Committee consists of William Gahan and Matthew Kearney. Each of the member of the Audit Committee is independent under NASDAQ listing standards. The Audit Committee has a written charter. The purpose of the Audit Committee is, among other things, to appoint, retain, set compensation of, and supervise our independent accountants, review the results and scope of the audit and other accounting related services and review our accounting practices and systems of internal accounting and disclosure controls.

The Audit Committee is and at all times will be composed exclusively of "independent directors," as defined for Audit Committee members under NASDAQ listing standards and the rules and regulations of the SEC, who are "financially literate." "Financially literate" generally means being able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement. In addition, Priority is required to certify to the exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication.

We intend to add a new independent director to our Board in May 2019 and for such director to become a member of the Audit Committee.

Mr. Kearney serves as the financial expert on the Audit Committee.

Compensation Committee

The Board has established a Compensation Committee consisting of Thomas Priore, John Priore and William Gahan, with Thomas Priore as the chairman of the Compensation Committee. The Compensation Committee has a written charter. The purpose of the Compensation Committee is to review and approve compensation paid to our officers and directors and to administer incentive compensation plans, including authority to make and modify awards under such plans.

Nominating and Governance Committee

The Board has established a Nominating and Governance Committee comprised of Thomas Priore, John Priore and William Gahan, with Thomas Priore as the chairman of the Nominating and Governance Committee. Each member of the Nominating and Governance Committee is independent under NASDAQ listing standards. The Nominating and Governance Committee has a written charter. The Nominating and Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and stockholders who own more than 10% of the Company's stock to file forms with the SEC to report their ownership of the Company's stock and any changes in ownership. The Company assists its directors and executive officers by identifying reportable transactions of which it is aware and preparing and filing their forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to use by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year except for the following: one report covering one transaction filed by Marc Manuel (Form 4), one report covering one transaction filed by Michael Vollkommer (Form 4) and one report covering one transaction filed by Timothy Schneible (Form 4).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

Overview

Priority has opted to comply with the executive compensation disclosure rules applicable to "emerging growth companies" and "smaller reporting companies" as such terms are under the rules promulgated under the Securities Act of 1933, as amended. These rules require compensation disclosure for Priority's principal executive officer and its two most highly compensated executive officers other than its principal executive officer. These officers are referred to as the "Named Executive Officers" or "NEOs."

The NEOs for Priority's year ended December 31, 2018 were:

•	Thomas Priore, its Executive Chairman in 2017 and, as of December 1, 2018, its President, Chief Executive Officer and Chairman;

•	John Priore, its President and Chief Executive Officer in 2017 and, as of December 1, 2018, its Vice-Chairman;

•	Afshin Yazdian, its President of Core Acquiring; and

•	Michael Vollkommer, its Chief Financial Officer.

Summary Compensation Table

The following table presents summary information regarding the total compensation for Priority's years ended December 31, 2017 and 2018 for the Named Executive Officers:

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards $		Option Awards $	Non-Equity Incentive Compensation $	Change in Pension Value and Deferred Compensation Earnings $	All Other Compensation $		Total $

Thomas Priore	2018	500,000		400,000	—		—	—	—	—		900,000
Executive Chairman *	2017	500,000		250,000	—		—	—	—	—		750,000

John Priore	2018	513,583	(1)	—	—		—	50,000	—	22,143	(2)	585,726
President and CEO **	2017	467,200		—	—		—	350,000	—	20,533	(3)	837,733

Afshin Yazdian	2018	400,000		—	—		—	180,000	—	21,713	(4)	601,713
President of Core Acquiring	2017	381,923		—	—		—	232,500	—	20,730	(5)	635,153

Michael Vollkommer	2018	16,346		—	750,000	(6)	—	—	—	—		750,000
Chief Financial Officer	2017	0		—	—		—	—	—	—		—

* Executive Chairman in 2017 and, as of December 1, 2018, President, Chief Executive Officer and Chairman.
**  President and Chief Executive Officer in 2017 and, as of December 1, 2018, Vice-Chairman.

(1) Salary includes $20,833 in director fees paid to Mr. John Priore in his capacity as Vice-Chairman.
(2) Reflects (i) Priority's payment of Mr. John Priore's health insurance premiums in the amount of $9,653 and (ii) a 401(k) plan matching contribution in the amount of $11,000.
(3) Reflects (i) Priority's payment of Mr. John Priore's health insurance premiums in the amount of $9,933 and (ii) a 401(k) plan matching contribution in the amount of $10,600.
(4) Reflects (i) Priority's payment of Mr. Yazdian's health insurance premiums in the amount of $10,137 and (ii) a 401(k) plan matching contribution in the amount of $11,000.
(5) Reflects (i) Priority's payment of Mr. Yazdian's health insurance premiums in the amount of $10,130 and (ii) a 401(k) plan matching contribution in the amount of $10,600.
(6) Pursuant to the terms of an employment agreement and an equity award agreement executed in December 2018 between the Company and Mr. Vollkommer, the Board granted restricted stock units for 107,143 shares of the Company's common stock with a grant-date fair value of $750,000. At vesting of the award, the Company has not guaranteed that the vested award will have any specific monetary value, nor may Mr. Vollkommer or the Company elect settlement in any deliverable other than shares of the Company's common stock.

Narrative Disclosure to Summary Compensation Table

Mr. Thomas Priore

Mr. Thomas Priore is party to a director agreement among the Priority Payment Systems Holdings LLC and Pipeline Cynergy Holdings, LLC (together referred to as the "Employers") and Priority, dated May 21, 2014 (which we refer to as the "Thomas Priore Director Agreement"). In 2017 and through November 30, 2018, he served as Executive Chairman of Priority as an independent contractor. Effective December 1, 2018, he also became our President and Chief Executive Officer. He is eligible to receive a monthly fee in the amount of $41,667 and a discretionary annual fee in an amount up to $400,000. Payment of the monthly fee is subject to applicable restrictions under the debt and equity financing agreements of the Employers. In the event any such restrictions prohibit payment of the monthly fee such amount will accrue interest at a rate of 6% per annum until such amount is permitted to be paid. The Thomas Priore Director Agreement may be terminated at any time by mutual written agreement of the parties or by any party for cause in the event the other party materially breaches its duties and obligations or is in default of any obligation. Upon any termination of the Thomas Priore Director Agreement, Mr. Thomas Priore will remain eligible to continue to receive the monthly fee and the annual fee for so long as he and his affiliates own at least 10% of the outstanding common equity interests of Priority on a fully diluted basis.

Mr. John Priore

Until November 30, 2018, Mr. John Priore served as our President and Chief Executive Officer. Effective as of December 1, 2018, Mr. John Priore was appointed as our Vice-Chairman.

Mr. John Priore has been a party to an employment agreement among the Employers, and Priority, dated May 21, 2014 (which we refer to as the "John Priore Employment Agreement"). In connection with the change in Mr. John Priore's position with us, Mr. John Priore entered into an amendment to the John Priore Employment Agreement, dated November 13, 2018 (which we refer to as the "Priore Amendment") as well as a new Director Agreement with the Company, dated December 1, 2018 (which we refer to as the "John Priore Director Agreement").

Pursuant to the John Priore Director Agreement and the John Priore Employment Agreement, as amended by the Priore Amendment, Mr. John Priore will receive a monthly fee of $20,833.34 ($250,000 per year) as Vice-Chairman. He is also eligible to receive a performance fee of up to $12,500 per quarter (up to $50,000 per year) and an additional annual fee of up to $50,000, each in the discretion of our Board. Payment of the monthly fee is subject to applicable restrictions under the debt and equity financing agreements of the Company and its subsidiaries. If such restrictions prohibit payment of the monthly fee such amount will accrue interest at a rate of 6% per annum until such amount is permitted to be paid. The John Priore Director Agreement may be terminated at any time by mutual written agreement of the parties or by any party for cause in the event the other party materially breaches its duties and obligations or is in default of any obligation. If Mr. John Priore ceases to be a director of the Company for any reason other than a reason that would constitute a removal for Cause (as provided under the John Priore Employment Agreement) prior to November 30, 2020, Mr. John Priore will receive a lump sum equal to the monthly fee that he would have been entitled to receive through November 30, 2020, subject to his compliance with restrictive covenants included in the John Priore Employment Agreement.

Pursuant to the John Priore Employment Agreement, as amended by the Priore Amendment, with respect to equity securities of the Company held by Mr. John Priore, in any year following a termination of Mr. John Priore's service, either (1) the Company may repurchase up to $2.0 million of equity securities of the Company held by Mr. John Priore unless Mr. John Priore beneficially owns less than 5% of the Company's outstanding equity, or (2) Mr. John Priore may require the Company purchase up to $2.0 million of equity securities of the Company held by him unless Mr. John Priore beneficially owns less than 5% of the Company's outstanding equity or the Company files a resale registration statement allowing him to sell at least $2.0 million of equity securities on NASDAQ.

Pursuant to the John Priore Employment Agreement, Mr. John Priore had received an annual base salary ($467,200 per year in 2017 and $492,750 per year in 2018) and was eligible for an annual bonus prior to Mr. John Priore's appointment as our Vice-Chairman on December 1, 2018. Mr. John Priore's annual bonus had a target payment of at least 70% of his base salary based on the achievement of performance criteria, which could be increased to 100% of his base salary in the discretion of our Board if such performance criteria are achieved. For 2017, the performance criteria for Mr. John Priore's annual bonus was achievement of a total company recurring operating margin greater than or equal to $56,265,000. The actual amount achieved was $59,206,617, resulting in a bonus in the amount of $327,040, and our Board exercised its discretion to increase the total amount of Mr. John Priore's 2017 annual bonus to $350,000.

The John Priore Employment Agreement also provided that, in the event of Mr. John Priore's termination of employment by the Employers without Cause or if he resigned for Good Reason, then subject to his execution of a release and compliance with restrictive covenants set forth in the John Priore Employment Agreement, he would have been entitled to:

•
severance payments equal to the sum of 24 months of his base salary plus 35% of his base salary (increased to 75% if such termination occurs within 6 months prior to a change in control of Priority), payable for a period of 24 months; and

•	reimbursement of the cost of continuation coverage of health and dental coverage for a period of 24 months.

For the purposes of the John Priore Employment Agreement, "Cause" generally means Mr. John Priore's:

•	material breach of the John Priore Employment Agreement;

•	fraud;

•	gross negligence, willful misconduct, or material dishonesty;

•	failure to follow the reasonable direction of any individual or board to which he reports; or

•	final conviction of a felony or crime involving moral turpitude.

For the purposes of the John Priore Employment Agreement, "Good Reason" generally means:

•	a material reduction in his then current authority, title, duties, or responsibilities;

•	a material reduction in his then current base salary or benefits that he was entitled to on May 21, 2014;

•	a requirement that he report to any person or entity other than our Board;

•	a material breach of the John Priore Employment Agreement by the Employers;

•	a material change in geographic location at which he must perform services for the Employers;

•	the Employers, with the actual knowledge of our Board, provide processing services with respect to adult entertainment merchant accounts; or

•	a successor's failure to assume the John Priore Employment Agreement in writing.

Mr. Afshin Yazdian

Mr. Yazdian is party to an employment agreement among the Employers and Priority, dated May 21, 2014 (which we refer to as the "Yazdian Employment Agreement"). The Yazdian Employment Agreement provides for a term that will expire on October 16, 2018, and thereafter automatically renew for additional one-year periods unless either party provides written notice at least 90 days prior to the end of the then term.

Pursuant to the Yazdian Employment Agreement, Mr. Yazdian receives an annual base salary (currently $410,010 per year) and the Employers pay 100% of all insurance premiums for Mr. Yazdian, his spouse and eligible children under the Employers' employee benefit plans. Mr. Yazdian is eligible to receive an annual bonus targeted at 50% of his base salary based on the achievement of performance criteria, which may be increased up to a maximum of 65% of his base salary at the discretion of our Board if such performance criteria are achieved. For 2017, the performance criteria for Mr. Yazdian's annual bonus was achievement of a core acquiring recurring operating margin greater than or equal to $51,893,293. The actual amount achieved was $56,927,930, resulting in a bonus in the amount of $204,995, and our Board exercised its discretion to increase the total amount of Mr. Yazdian's 2017 annual bonus to $232,500.

Pursuant to the Yazdian Employment Agreement, in the event of his termination of employment by the Employers without Cause or due to a notice by the Employers of non-renewal of the Yazdian Employment Agreement, or by Mr. Yazdian for Good Reason, subject to his execution of a release, he will be entitled to:

•	severance payments equal to 12 months of his base salary payable for a period of 12 months;

•	a pro-rata portion of any earned but unpaid annual bonus for the year of termination; and

•	reimbursement of the cost of continuation coverage of health coverage for a period of 12 months.

In the event of a termination of Mr. Yazdian's employment due to his death or disability, subject to his execution of a release, Mr. Yazdian will be entitled to a pro-rata portion of any earned but unpaid annual bonus for the year of termination.

For the purposes of the Yazdian Employment Agreement, "Cause" generally means Mr. Yazdian's:

•	commission of or being charged with the commission of a felony, or any crime involving theft, fraud, dishonesty or moral turpitude;

•	gross negligence or any intentional act of fraud or misconduct;

•	material breach of the Yazdian Employment Agreement, or any other agreement with the Employers;

•	breach of fiduciary duties owed to the Employers; or

•	willful and continued disregard of the lawful and reasonable directives of our Board clearly communicated to him.

 For the purposes of the Yazdian Employment Agreement, "Good Reason" generally means:

•	a reduction in his base salary, or 50% bonus target below those existing on May 21, 2014;

•	a change in his title or reporting responsibilities such that he no longer reports to our Board or the chief executive officer of the Employers;

•	a requirement that he relocate outside of the Nashville, Tennessee metropolitan area or such other location reasonably determined by Mr. Yazdian;

•	a material breach of the Yazdian Employment Agreement by the Employers; or

•	a successor's failure to assume and agree to perform the obligations in the Yazdian Employment Agreement.

Mr. Michael Vollkommer

Mr. Michael Vollkommer was appointed as our Chief Financial Officer, effective as of December 3, 2018. On December 21, 2018, Priority and Mr. Vollkommer entered into an Executive Employment Agreement (the "Vollkommer Employment Agreement") dated as of December 20, 2018.

Pursuant to the Vollkommer Employment Agreement, Mr. Vollkommer's receives an annual base salary ($425,000 in 2018) and, commencing in 2019, is eligible for an annual discretionary bonus ranging from 25%-50% of Mr. Vollkommer's annual base salary. Mr. Vollkommer also received a restricted stock unit award in December 2018 with a grant-date fair value $750,000, subject to a two-year service vesting schedule. Mr. Vollkommer is also eligible to receive an annual award of restricted stock units with a value of up to $750,000 on each of the first four anniversary dates of his hiring as our Chief Financial Officer, each of which would be subject to a two-year service vesting schedule.

If Mr. Vollkommer is terminated for any reason other than Cause or if Mr. Vollkommer terminates his employment for Good Reason, then subject to his execution of a release, he would be entitled to continued payment of his base salary for a period of six months following the date of his termination.

For the purposes of the Vollkommer Employment Agreement, "Cause" generally means Mr. Vollkommer's:

•
arbitrary, unreasonable or willful failure to perform, in any material respect, the duties and responsibilities required under the Vollkommer Employment Agreement and assigned by the Executive Chairman from time to time (including, without limitation, continuous constructive collaboration with the Executive Chairman and other members of the management team);

•	gross negligence or willful misconduct in the performance of Mr. Vollkommer's duties under the Vollkommer Employment Agreement

•	commission of an act constituting fraud, embezzlement, breach of any fiduciary duty owed to Priority or its stockholders or other material dishonesty with respect to Priority;

•	conviction of, or the filing of a plea of nolo contendere or its equivalent, with respect to a felony or any other crime involving dishonesty or moral turpitude; or

•
substance abuse (for the purposes of the Vollkommer Employment Agreement substance abuse is the use of alcohol or illegal substances including misuse of otherwise legally obtained medications that otherwise interferes with Mr. Vollkommer's ability to perform the functions of the position) that is materially injurious to Priority (whether from a monetary perspective or otherwise); or

•	a material breach of Mr. Vollkommer's obligations under the Vollkommer Employment Agreement or Employee Confidentiality, Assignment of Inventions, and Non-Solicitation Agreement.

For the purposes of the Vollkommer Employment Agreement, "Good Reason" generally means:

•
Priority reduces Mr. Vollkommer's base salary or benefits (other than in connection with a proportional reduction of the base salaries or benefits in excess of twenty percent (20%) of all executive employees of Priority); or

•
Priority materially breaches any of compensation provisions in the Vollkommer Employment Agreement, or otherwise requires Mr. Vollkommer to report to a senior executive other than the Chairman of the Board or the Chief Executive Officer.

401(k) Plan

Priority maintains a tax-qualified 401(k) defined contribution plan available to substantially all of our employees. The 401(k) plan is available on the same terms to all of its U.S. employees, including Mr. Yazdian and Mr. Vollkommer and, prior to becoming an independent contractor on December 1, 2018, Mr. John Priore. Prior to December 1, 2018, Mr. Thomas Priore served Priority as an independent contractor and was therefore not eligible to participate in the 401(k) plan. Each participant may elect to make a voluntary contribution of an amount between 0% to 100% of his or her eligible compensation to the 401(k) plan, subject to Internal Revenue Service limitations. The deferred amount is invested in accordance with the election of the participant in a variety of investment choices. Subject to certain limitations, Priority will match a participant's contributions to the 401(k) plan at a rate of 100% for the first 3% of employee contributions and 50% for the next 2%. All contributions under the plan are fully vested.

COMPENSATION OF DIRECTORS

Other than the compensation received by Mr. Thomas Priore and Mr. John Priore as previously described herein, no director of Priority received compensation for his or her services to Priority for the year ended December 31, 2017. The following table presents summary information regarding the total compensation for Priority's year ended December 31, 2018 for our non-employee directors:

Name of Director	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Non-qualified Deferred Compensation $	All Other Compensation $	Total $

Marc Manuel	21,625	—	—	—	—	—	21,625

William Gahan	21,625	—	—	—	—	—	21,625

Matthew Kearney	32,987	—	—	—	—	—	32,987

Narrative Disclosure to Director Compensation Table

On December 19, 2018, we entered into agreements with each of our independent directors - Marc Manuel, William Gahan, and Matthew Kearney - pursuant to which, commencing as of July 25, 2018, they receive cash compensation of $50,000 per year, payable in monthly installments. Payment of each installment of the annual fee is subject to applicable restrictions under the debt and equity financing agreements of the Company and its subsidiaries. In the event any such restrictions prohibit payment of an installment of the annual fee such amount will accrue interest at a rate of 6% per annum until such amount is permitted to be paid. In addition, pursuant to Mr. Kearney's agreement, Mr. Kearney will receive an additional $25,000 per year, payable in monthly cash installments, for serving as chair of our Audit Committee. Each of our independent directors are also reimbursed for reasonable and documented out-of-pocket expenses incurred by them in the performance of their duties.

OUTSTANDING EQUITY AWARDS AT 2018 YEAR END

The following table provides information regarding unexercised stock options, stock that has not yet vested, and equity incentive plan awards for each NEO outstanding as of the end of 2018. Each outstanding award is represented by a separate row that indicates the number of securities underlying the award.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares of Stock, Units, or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares of Stock, Units or Other Rights That Have Not Yet Vested ($) (a)

Thomas Priore	—	—	—	—	—	—		—
						.
John Priore	—	—	—	—	—	—		—

Afshin Yazdian	—	—	—	—	—	323,237	(b)	2,585,896

Michael Vollkommer	—	—	—	—	—	107,143	(c)	857,144

(a) Based on the closing price per share of the Company's common stock of $8.00 as traded on the Nasdaq Global Market on December 31, 2018.

(b) During 2016 and 2018, time-based and performance-based awards were made under the Priority Holdings Management Incentive Plan ("MIP") pursuant to the operating agreement of Priority Holdings, LLC. Simultaneously with the Company's July 25, 2018 business combination and recapitalization, the MIP was assumed by the Company and vesting continues pursuant to the vesting schedules associated with the grants made under the MIP. Approximately 3.0 million of the Company's shares of common stock, which approximated the fair value of the MIP awards just prior to assumption on July 25, 2018, were issued to the MIP on July 25, 2018 for vested and unvested grants associated with the MIP. Until the vesting periods have elapsed for all grants and participants under the MIP, all vested and unvested shares of the Company's common stock associated with the MIP are held by Priority Investment Equity Holdings, LLC ("PIEH"). On July 25, 2018 in connection with the Company's merger and recapitalization, Mr. Yazdain's grants under the MIP converted to 1,301,967 grants for shares of the Company's common stock held by PIEH. Of this amount, 100% of the performance-based grants are vested at December 31, 2018, but 323,237 time-based grants remain unvested. For the 323,237 time-based grants unvested at December 31, 2018, vesting is scheduled as follows: 53,873 on January 1, 2019; 215,491 on May 21, 2019; and 53,873 on January 1, 2020.

(c) The 107,143 relates to a December 2018 time-based restricted stock unit award that vests 50% on December 3, 2019 and 50% on December 3, 2020. At vesting, the Company has not guaranteed that the vested award will have any specific monetary value, nor may Mr. Vollkommer or the Company elect settlement in any deliverable other than shares of the Company's common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2019 regarding the beneficial ownership of our common stock by:

•	each person known to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each director and each named executive officer; and

•	all current executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock (2)

5% or Greater Stockholders (Other than below):
None

Directors and Named Executive Officers:
Thomas Priore (3)	48,820,371	72.8%
John Priore (4)	9,231,296	13.8%
Afshin Yazdian	—	—
Michael Vollkommer	—	—
William Gahan	—	—
Matthew Kearney	12,457	*
All directors and executive officers as a group (11 individuals)	60,119,424	89.7%
______________________________
* Less than 1%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Priority Technology Holdings, Inc., 2001 Westside Parkway, Alpharetta, GA 30004.

(2) The percentage of beneficial ownership of Priority is calculated based on 67,034,980 shares of common stock outstanding. The amount of beneficial ownership for each individual or entity includes shares of common stock issuable in respect of private warrants. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them as of the date indicated.

(3) Includes 3,026,208 shares of the Company's common stock directly held by Priority Incentive Equity Holdings, LLC. Following the business combination in July 2018, Thomas Priore became the managing member of Priority Investment Holdings LLC, which is the non-member manager of Priority Incentive Equity Holdings, LLC. Thomas Priore may be deemed to beneficially own such shares of stock directly or indirectly controlled by him. The address of Thomas Priore and each of the other entities listed in this footnote is c/o Priority Technology Holdings, Inc., 2001 Westside Parkway, Alpharetta, GA 30004.

As of April 30, 2019, Thomas Priore had pledged, hypothecated or granted security interests in substantially 47,732,899 shares of our common stock held by him pursuant to a margin loan agreement. In the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of common stock pledged to them.

(4) Includes 9,231,296 shares of the Company's common stock directly held by AESV Credit Card Consulting LLC, which is controlled by John Priore. John Priore may be deemed to beneficially own such shares of stock directly or indirectly controlled by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreement

Priority has a management services agreement and an annual bonus payout with PSD Partners LP, whose Managing Member is Thomas Priore, who is the President, Chief Executive Officer and Chairman and majority owner of the Company. For the years ended December 31, 2018, 2017 and 2016, Priority incurred a total of $1,137,542, $850,600, and $838,758, respectively, for costs related to management services fees, annual bonus payout and occupancy fees.

Acquisition of eTab

In February 2019, a subsidiary of the Company, Priority Hospitality Technology, LLC ("PHT"), acquired substantially all of the operating assets and assumed certain liabilities of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. Prior to these transactions, eTab was 80% owned by Thomas Priore, our President, Chief Executive Officer and Chairman. No cash consideration was paid to the sellers of eTab or Cumulus at acquisition. As consideration for these acquired net assets, the sellers were issued preferred equity interests in PHT. Under these preferred equity interests, the sellers are eligible to receive up to $4.5 million of profits earned by PHT, plus a preferred yield on any of the $4.5 million amount that has not been distributed to them. Thomas Priore received and owns 80% of such preferred equity interests in PHT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the preferred equity interests, the preferred equity interests will cease to exist. We will recognize the fair value of the net assets acquired since the consideration was of a non-cash nature. We are continuing to finalize the estimated fair values of the net assets acquired.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm in each of the last two years in each of the following categories including related expenses were:

	2018	2017

Audit fees	$864,013	$816,791
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$864,013	$816,791

Amounts in the above table are based on fees billed, including out-of-pocket expenses, for services rendered for the year, even if the auditor did not bill the registrant for those services until after year end.

Fees for audit services for 2018 include the audit of the Company's consolidated financial statements as of and for the year ended December 31, 2018, review of the Company's quarterly report on Form 10-Q for the three months and nine months ended September 30, 2018, and services related to the accounting and reporting for the July 2018 business combination. Fees for audit services for 2017 include audits of the Company's consolidated financial statements in compliance with the auditing standards of the Public Company Accounting Oversight Board for the years ended December 31, 2017, 2016, and 2015. The Company was not required to have an audit of its internal control over financial reporting for any year.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee has also adopted policies and procedures for pre-approving all non-audit work performed by RSM US LLP ("RSM"). The Audit Committee has pre-approved the use, as needed, of RSM for specific types of services that fall within categories of non-audit services, including various tax services. The Audit Committee receives regular updates as to the fees associated with the services that are subject to pre-approval. Services that do not fall within a pre-approved category require specific consideration and pre-approval by the Audit Committee. All services rendered by RSM in the table below were pre-approved by the Audit Committee.

PART IV.

ITEM 15. EXHIBITS

(b) Exhibits. The following exhibits are filed with this Amendment:

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

April 30, 2019	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)