Form 10-Q
period 2019-03-31
Priority Technology Holdings, Inc.
filed 2019-05-15
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
Commission file number: 001-37872
Priority Technology Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4257046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Westside Parkway Suite 155 Alpharetta, GA	30004
(Address of principal executive offices)	(Zip Code)

(800) 935-5961
(Registrant's phone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001	PRTH	Nasdaq Global Market

As of May 10, 2019, 67,013,737 shares of common stock, par value $0.001 per share, were issued and outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2019 and December 31, 2018
Unaudited

(in thousands)	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$9,091	$15,631
Restricted cash	20,149	18,200
Accounts receivable, net of allowance for doubtful accounts of $511 and $484	47,902	45,651
Prepaid expenses and other current assets	4,394	3,642
Current portion of notes receivable	1,438	979
Settlement assets	1,006	1,042
Total current assets	83,980	85,145

Notes receivable, less current portion	717	852
Property, equipment, and software, net	18,381	17,482
Goodwill	109,515	109,515
Intangible assets, net	206,921	124,637
Deferred income taxes, net	51,313	49,692
Other non-current assets	1,288	1,295
Total assets	$472,115	$388,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$23,568	$27,638
Accrued residual commissions	18,293	18,715
Customer deposits and advance payments	3,737	3,282
Borrowings outstanding under revolving credit facility	10,000	—
Current portion of long-term debt	3,293	3,293
Settlement obligations	13,381	11,132
Total current liabilities	72,272	64,060

Long-term debt, net of discounts and deferred financing costs	472,537	402,095
Other non-current liabilities	12,411	7,936
Total long-term liabilities	484,948	410,031

Total liabilities	557,220	474,091

Commitments and Contingencies

Stockholders' deficit:
Common stock issued and outstanding	67	67
Additional paid-in capital	1,160	—
Accumulated deficit	(91,986)	(85,540)
Total Priority Technology Holdings, Inc. stockholders' deficit	(90,759)	(85,473)
Non-controlling interest	5,654	—
Total stockholders' deficit	(85,105)	(85,473)

Total liabilities and stockholders' deficit	$472,115	$388,618

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
For the Quarters ended March 31, 2019 and March 31, 2018
Unaudited

(in thousands, except per share amounts)	Quarter ended March 31,
	2019	2018
REVENUE:
Merchant card fees	$91,829	$108,010
Outsourced services and other	8,148	7,586
Total revenue	99,977	115,596

OPERATING EXPENSES:
Costs of merchant card fees	67,871	82,813
Costs of outsourced services and other	4,566	4,376
Salary and employee benefits	10,899	8,972
Depreciation and amortization	8,925	3,767
Selling, general and administrative	6,750	7,790
Total operating expenses	99,011	107,718

Income from operations	966	7,878

OTHER INCOME (EXPENSES):
Interest expense	(9,363)	(6,929)
Other, net	227	(4,126)
Total other expenses, net	(9,136)	(11,055)

Loss before income taxes	(8,170)	(3,177)

Income tax benefit	(1,724)	—

Net loss	$(6,446)	$(3,177)

Loss per common share:
Basic and diluted	$(0.10)	$(0.06)

PRO FORMA (C-corporation basis):
Income tax benefit		$(665)
Net loss		$(2,512)

Loss per common share:
Basic and diluted		$(0.04)

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
For the Quarters ended March 31, 2019 and March 31, 2018
Unaudited

(in thousands)	Quarter ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,446)	$(3,177)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,925	3,767
Equity-based compensation	1,160	188
Amortization of debt issuance costs and discounts	405	308
Equity in losses and impairment of unconsolidated entities	6	54
Provision for deferred tax benefit	(1,621)	—
Change in fair value of warrant liability	—	3,481
Payment-in-kind interest	1,210	1,193
Other non-cash	(174)	—
Change in operating assets and liabilities:
Accounts receivable	(2,252)	4,797
Settlement assets	36	2,879
Prepaid expenses and other current assets	(752)	(766)
Notes receivable	(324)	831
Accounts payable and other accrued liabilities	(3,634)	(4,270)
Settlement obligations	2,249	3,230
Other assets and liabilities	(28)	99
Net cash (used in) provided by operating activities	(1,240)	12,614

Cash flows from investing activities:
Payment for prior year business acquisition	(184)	—
Additions to property, equipment and software	(2,382)	(2,624)
Acquisitions of merchant portfolios and assets	(79,612)	(3,700)
Net cash used in investing activities	(82,178)	(6,324)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	69,650	67,113
Repayment of long-term debt	(823)	(670)
Debt issuance costs	—	(646)
Borrowings under revolving credit facility	10,000	—
Distributions to members prior to July 25, 2018 recapitalization	—	(4,024)
Redemptions of membership interests prior to July 25, 2018 recapitalization	—	(74,093)
Net cash provided by (used in) financing activities	78,827	(12,320)

Net change in cash and restricted cash:
Net decrease in cash and restricted cash	(4,591)	(6,030)
Cash and restricted cash at beginning of year	33,831	44,159
Cash and restricted cash at March 31	$29,240	$38,129

Supplemental cash flow information:
Cash paid for interest	$7,126	$5,355

Non-cash investing and financing activities:
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$5,654	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PRIORITY TECHNOLOGY HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
For the Quarters Ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018
Unaudited

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Priority Technology Holdings, Inc. and its subsidiaries (the "Company") are a leading fintech enterprise with strong core payments technology. The Company is headquartered in Alpharetta, Georgia and operates other facilities in Texas, Tennessee, Arizona, and New York. Operations began in 2005 with a mission to build a merchant-inspired payments platform that would advance the goals of its customers and partners. Today, the Company is a leading provider of merchant acquiring and commercial payment solutions, offering unique product capabilities to small and medium size businesses and enterprises and distribution partners in the United States. The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.

The Company provides:

•
Consumer payments processing solutions for business-to-consumer ("B2C") transactions through independent sales organizations ("ISOs"), financial institutions, independent software vendors ("ISVs"), and other referral partners. The Company's proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions.

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

•
Integrated partners solutions for ISVs and other third-parties that allow them to leverage the Company's core payments engine via robust application program interfaces resources and high-utility embeddable code.

•	Consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.

The Company provides its services through two reportable segments: (1) Consumer Payments and (2) Commercial Payments and Managed Services. For additional information about our reportable segments, see Note 15, Segment Information.

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

Corporate Matters

On July 25, 2018, MI Acquisitions, Inc. ("MI Acquisitions"), which was formed under the laws of the State of Delaware on April 23, 2015, acquired all of the outstanding member equity interests of Priority Holdings, LLC ("Holdings") in exchange for the issuance of MI Acquisitions' common stock. As a result, Holdings which was previously a privately-owned company, became a wholly-owned subsidiary of MI Acquisitions (the "Business Combination"). Simultaneously, MI Acquisitions changed its name to Priority Technology Holdings, Inc. For financial accounting and reporting purposes under generally accepted accounting principles in the United States ("GAAP"), the acquisition was accounted for as a "reverse merger." Under this method of accounting, MI Acquisitions is treated as the acquired entity whereby Holdings was deemed to have issued common stock for the net assets and equity of MI Acquisitions accompanied by a simultaneous equity recapitalization (the "Recapitalization") of Holdings. Net assets of the Company are stated at historical cost and accordingly the equity and net assets of the Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Holdings. Prior to July 25, 2018, the results of operations, cash flows, and financial position are those of Holdings. The units and corresponding capital amounts and earnings per unit of Holdings prior to July 25, 2018 have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization.

The Company's common stock is traded on The Nasdaq Global Market under the symbol "PRTH." Certain shares of the Company's common stock are restricted shares, meaning that there are certain regulatory restrictions on the holders' abilities to sell, transfer, pledge or otherwise dispose of shares. Common shares of the Company issued to certain non-affiliates may become unrestricted common shares in the future due to the lapse of certain regulatory restrictions on the holders' ability to sell, transfer, pledge, or dispose of the unregistered shares.

The Company's Chairman, President, and Chief Executive Officer controls a majority of the voting power of the Company's outstanding common stock. As a result, the Company is a "controlled company" within the meaning of corporate governance standards of the Nasdaq Stock Market LLC ("Nasdaq") .

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its consolidated subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. "First quarter of 2019" refers to the period covering January 1, 2019 through March 31, 2019 and "first quarter of 2018" refers to the period covering January 1, 2018 through March 31, 2018.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company's unaudited condensed consolidated financial statements for the periods presented. The accompanying unaudited condensed consolidated balance sheet and related footnote disclosures as of December 31, 2018 were derived from the Company's audited consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2018. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due to seasonal fluctuations in the Company's revenue as a result of consumer spending patterns.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Prior to July 25, 2018, substantially all of the Company's operations were conducted through pass-through entities for income tax purposes, and as such the Company had no material income tax accounting reflected in its financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to unconsolidated owners. Effective July 25, 2018, the Company is a "C Corp" and reports its income and deductions for income tax purposes. Accordingly, effective July 25, 2018 the consolidated financial statements of the Company now account for income taxes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes ("ASC 740").

The Company is an "emerging growth company" (EGC), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenues for any fiscal year exceed $1.07 billion, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company as an EGC may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company's financial statements may not be comparable to companies that comply with public company effective dates.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other amounts that are not included in the unaudited condensed consolidated statement of operations as the amounts have not been realized. For the quarters ended March 31, 2019 and 2018, there were no differences between the Company's net loss and comprehensive loss. Therefore, no separate Statement of Comprehensive Income (Loss) is included in the consolidated financial statements for the reporting periods.

Cash and Restricted Cash

Cash includes cash held at financial institutions that is owned by the Company. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.

Reclassifications

Certain prior period amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, with no net effect on the Company's stockholders' equity (deficit) or net income (loss) for any period.

Accounting Policies

There have been no material changes to the Company's accounting policies from December 31, 2018 through March 31, 2019, however, see Note 2, Acquisitions of Assets, for information on the non-controlling interest issued in connection with certain net assets acquired from YapStone, Inc.

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

Selling, General and Administrative ("SG&A")

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

New Accounting Standards Adopted

The Company did not adopt any new accounting standards during the quarter ended March 31, 2019.

Recently Issued Standards Not Yet Adopted

Prior to July 25, 2018, the Company was defined as a non-public entity for purposes of applying transition guidance related to new or revised accounting standards under GAAP, and as such was typically required to adopt new or revised accounting standards subsequent to the required adoption dates that applied to public companies. Subsequent to July 25, 2018, the Company retains EGC status until no later than December 31, 2021. The Company will maintain the election available to an EGC to use any extended transition period applicable to non-public companies when complying with a new or revised accounting standards. Therefore, as long as the Company retains EGC status, before December 31, 2021 the Company can continue to elect to adopt any new or revised accounting standards on the adoption date (including early adoption) required for a private company.

Revenue Recognition (ASC 606)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified and amended in ASC 606, Revenue from Contracts with Customers. This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance. The new standard could change the amount and timing of revenue and costs for certain significant revenue streams, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements and possibly require changes to the Company's software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. As an EGC, the standard is effective for the Company's 2019 annual reporting period and for interim periods after 2019. The standard permits the use of either the retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard may have on its consolidated financial statements and disclosures.

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

Share-Based Payments to Non-Employees (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, Share-based Payments to Non-Employees, to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. As an EGC, the ASU is effective for annual reporting periods beginning in 2020 and interim periods within annual periods beginning in the first quarter of 2021, but not before the Company adopts ASC 606, Revenue Recognition. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

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

No one merchant customer accounted for 10% or more of the Company's consolidated revenues for any period presented.

2.    ACQUISITIONS OF ASSETS

YapStone

In March 2019, the Company, through one of its subsidiaries, Priority Real Estate Technology, LLC ("PRET"), acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone, Inc. ("YapStone") under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest in PRET. The fair value of the non-controlling interest was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from a draw down of the Senior Credit Facility on a delayed basis as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 7, Long-Term Debt.

During the quarter ended March 31, 2019, no earnings of PRET were allocated to the non-controlling interest pursuant to the profit-sharing agreement between the Company and the non-controlling interest.

eTab and Cumulus (Related Party)

In February 2019, a subsidiary of the Company, Priority Hospitality Technology, LLC ("PHT"), acquired substantially all of the operating assets and assumed certain related liabilities (the "net assets") of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. These net assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80% owned by the Company's Chairman, President, and Chief Executive Officer. No cash consideration was paid to the sellers of eTab or Cumulus at acquisition. As consideration for these acquired net assets, the sellers were issued redeemable preferred equity interests in PHT. Under these redeemable preferred equity interests, the sellers are eligible to receive up to $4.5 million of profits earned by PHT, plus a preferred yield on any of the $4.5 million amount that has not been distributed to them. The Company's Chairman, President and Chief Executive Officer owns 83.3% of the redeemable preferred equity interests in PHT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the redeemable preferred equity interests, the redeemable preferred equity interests will cease to exist. The value of the assets acquired and the fair value of the redeemable preferred equity interests in PHT have been estimated as of March 31, 2019 based on information available to the Company and may be adjusted, if necessary, should additional information become available to refine these estimates.

Residual Portfolio Acquisition

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 7, Long-Term Debt. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The purchase price may be subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. Any additional purchase price will be accounted for when payment to the seller becomes probable and it will be added to the carrying value of the asset.

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

Merchant Reserves and Estimated Shortfalls

Under agreements between the Company and merchants, merchants assume liability for obligations such as chargebacks, customer disputes, and unfilled orders.  However, under its risk-based underwriting policy, the Company may require certain merchants to establish and maintain reserves designed to protect the Company from anticipated obligations such as chargebacks, customer disputes, and unfilled orders. A merchant reserve account is funded by the merchant but controlled by a sponsor bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement. Sponsor banks held merchant reserves of approximately $120.5 million and $186.2 million at March 31, 2019 and December 31, 2018, respectively. Since these merchant reserves held at sponsor banks are not assets of the Company and the associated risks are not liabilities of the Company, neither is recognized on the Company's consolidated balance sheets.

In the event the amount in a merchant reserve is insufficient to cover expected or incurred losses, the Company may be liable to cover the shortfall.  The Company recognized a liability for estimated shortfalls of approximately $2.1 million and $2.0 million at March 31, 2019 and December 31, 2018, respectively.  The liabilities are included in the Company's consolidated balance sheet as contra balances against settlement assets.

The Company's settlement assets and obligations at March 31, 2019 and December 31, 2018 were as follows:

(in thousands)
Settlement Assets:	March 31, 2019	December 31, 2018
Card settlements due from merchants, net of estimated losses	$936	$988
Card settlements due from processors	70	54
Total settlement assets	$1,006	$1,042

Settlement Obligations:
Card settlements due to merchants	$767	$777
Due to ACH payees (1)	12,614	10,355
Total Settlement Obligations	$13,381	$11,132

(1) Amounts due to ACH payees are held by the Company in restricted cash.

4.    GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill was allocated to reporting units as follows:

(in thousands)	March 31, 2019	December 31, 2018
Consumer Payments	106,832	$106,832
Commercial Payments and Managed Services	2,683	2,683
	$109,515	$109,515

There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2019.

The Company's intangible assets primarily include merchant portfolios and other intangible assets such as non-compete agreements, trade names, acquired technology (developed internally by acquired companies prior to acquisition by the Company) and customer relationships. As of March 31, 2019 and December 31, 2018, intangible assets consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Other intangible assets:
Merchant portfolios	$153,152	$137,576
Non-compete agreements	3,390	3,390
Tradename	2,870	2,870
Acquired technology	19,890	14,390
Customer relationships	124,630	55,940
	303,932	214,166
Less accumulated amortization:
Merchant portfolios	(52,891)	(48,492)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,081)	(1,017)
Acquired technology	(10,981)	(10,222)
Customer relationships	(28,668)	(26,408)
	(97,011)	(89,529)

	$206,921	$124,637

See Note 2, Acquisitions of Assets, for information about additions made during the first quarter of 2019.

Amortization expense for finite-lived intangible assets was approximately $7.5 million and $2.7 million for the quarters ended March 31, 2019 and 2018, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company expects to perform its next annual goodwill impairment test as of November 30, 2019 using market data and discounted cash flow analysis. The Company concluded there were no indicators of impairment as of March 31, 2019 or December 31, 2018. As such, there was no accumulated impairment loss as of March 31, 2019 and December 31, 2018.

5.    PROPERTY, EQUIPMENT AND SOFTWARE

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

A summary of property, equipment, and software as of March 31, 2019 and December 31, 2018 follows:

(in thousands)	March 31, 2019	December 31, 2018	Useful Life
Furniture and fixtures	$2,254	$2,254	2-7 years
Equipment	8,243	8,164	3-7 years
Computer software	30,055	27,804	3-5 years
Leasehold improvements	5,943	5,935	5-10 years
	46,495	44,157
Less accumulated depreciation	(28,114)	(26,675)
Property, equipment, and software, net	$18,381	$17,482

Depreciation expense totaled $1.4 million and $1.1 million for the quarters ended March 31, 2019 and March 31, 2018, respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accounts payable	$6,582	$8,030
Accrued compensation	$3,156	$6,193
Other accrued expenses	$6,521	$6,971

7.    LONG-TERM DEBT

Long-term debt, excluding amounts outstanding on the revolving credit facility, as of March 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Term Loan - Senior, matures January 3, 2023 and bears interest at LIBOR plus 5.0% at March 31, 2019 and December 31, 2018 (rate of 7.50% at March 31, 2019 and 7.53% at December 31, 2018)	$391,842	$322,666
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus payment-in-kind interest (rate of 10.5% at March 31, 2019 and December 31, 2018)	91,226	90,016
Total	483,068	412,682
Less: current portion of long-term debt	(3,293)	(3,293)
Less: unamortized debt discounts	(3,457)	(3,300)
Less: deferred financing costs	(3,781)	(3,994)
Total long-term debt	$472,537	$402,095

Substantially all of the Company's assets are pledged as collateral under a senior credit agreement with a syndicate of lenders (the "Senior Credit Agreement") and under a credit and guaranty agreement with Goldman Sachs Specialty Lending Group, L.P. (the "GS Credit Agreement"). However, the parent entity, Priority Technology Holdings, Inc., is neither a borrower nor a guarantor of this aforementioned debt. The Company's subsidiaries that are borrowers or guarantors are referred to as the "Borrowers."

The December 2018 modification of the Senior Credit Agreement and the GS Credit Agreement (collectively, the "Third Amendment") included a delayed draw basis amount of $70.0 million. Until the additional $70.0 million, net of a $350,000 discount, was drawn in March 2019, the Borrowers were assessed a fee on the undrawn amounts. This fee amounted to $0.4 million and is reflected in interest expense on the unaudited condensed consolidated statement of operations for the quarter ended March 31, 2019.

At March 31, 2019, the Senior Credit Agreement has a maximum borrowing amount of $422.5 million consisting of a $397.5 million term loan and a $25.0 million revolving credit facility. The allowed borrowings amount under the GS Credit Agreement is $80.0 million, excluding payment-in-kind interest.

The credit facilities under the Senior Credit Agreement (the "Senior Credit Facility") mature on January 3, 2023, with the exception of the revolving credit facility which expires on January 2, 2022. Any amounts outstanding under the revolving credit facility must be paid in full before the maturity date of January 2, 2022. The GS Credit Agreement matures on July 3, 2023.

At March 31, 2019, there was $10.0 million outstanding on the revolving credit facility; no amount was outstanding as of December 31, 2018. The variable interest rate on the revolving credit facility was 9.5% at March 31, 2019.

As a result of the Third Amendment, borrowings under the Senior Credit Agreement are subject to an applicable margin, or percentage per annum, equal to: (i) with respect to Initial Term Loans, (a) for LIBOR Rate Loans, 5.00% per annum and (b) for Base Rate Loans, 4.00% per annum; and (ii) with respect to Revolving Loans (a) for LIBOR Rate Loans and Letter of Credit fees, 5.00% per annum, (b) for Base Rate Loans, per annum, 4.00% and (c) for unused commitment fees, 0.50% per annum.

Under the Senior Credit Agreement, the Borrowers are required to make quarterly principal payments of $0.8 million. Additionally, the Borrowers may be obligated to make certain additional mandatory prepayments based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayment was due for the year ended December 31, 2018.

Principal contractual maturities on long-term debt are as follows:

(in thousands)
Year	Maturities
2019	$3,293
2020	3,293
2021	3,293
2022	3,293
2023	469,896
$483,068

For each of the quarters ended March 31, 2019 and 2018, payment-in-kind (PIK) interest under the GS Credit Agreement added $1.2 million to the principal amount of the subordinated debt.

For the quarters ended March 31, 2019 and 2018, interest expense, including amortization of deferred financing costs and debt discounts, was $9.4 million and $6.9 million, respectively. Deferred financing costs and debt discounts are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Interest expense related to amortization of deferred finance costs and debt discounts was approximately $0.4 million and $0.3 million for the quarters ended March 31, 2019 and 2018, respectively,

Covenants

The Senior Credit Agreement and the GS Credit Agreement, as amended, contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to Priority Technology Holdings, Inc., merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. Substantially all of the Borrowers' assets are pledged as collateral under the Senior Credit Agreement and GS Credit Agreement. The Borrowers are also required to comply with certain restrictions on their Total Net Leverage Ratio (as defined in the Senior Credit Agreement and GS Credit Agreement). As of March 31, 2019 and December 31, 2018, the Borrowers were in compliance with the covenants.

8.    INCOME TAXES

Prior to July 25, 2018, substantially all of the Company's operations were conducted through pass-through entities for income tax purposes, and as such the Company had no material income tax accounting reflected in its financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to unconsolidated owners. Effective July 25, 2018, the Company is a "C Corp" and reports its income and deductions for income tax purposes. Accordingly, effective July 25, 2018, the consolidated financial statements of the Company reflect the accounting for income taxes in accordance with ASC 740, Income Taxes. The Company's unaudited condensed consolidated financial statements for the quarter ended March 31, 2018 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had the Company been subject to federal and state income taxes.

The Company's effective income tax rate was a benefit of approximately 21% for the quarter ended March 31, 2019.
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of March 31, 2019, the net amount of our unrecognized tax benefits was not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2015 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2014 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

9.    COMMITMENTS AND CONTINGENCIES

The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with inside and outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows.

10.    RELATED PARTY TRANSACTIONS

See Note 2, Acquisitions of Assets, for information about the acquisitions of certain assets and liabilities of eTab and Cumulus.

11.    RECONCILIATION OF STOCKHOLDERS' EQUITY (DEFICIT) AND NON-CONTROLLING INTEREST

The following tables provide a reconciliation of the beginning and ending carrying amounts of equity (deficit) attributable to stockholders of Priority Technology Holdings, Inc., and equity attributable to non-controlling interest:

(in thousands)					Additional Paid-In Capital (Deficit)	Accumulated Earnings (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' Deficit	Non-Controlling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
								—
January 1, 2018	—	$—	73,110	$73	$—	$(90,228)	$(90,155)	$—
Distribution to members (before recapitalization)	—	—	—	—	(188)	(3,836)	(4,024)	—
Member redemption (before recapitalization)	—	—	(12,565)	(13)	—	(64,890)	(64,903)	—
Pro-rata adjustment for redemption (before recapitalization)	—	—	(724)	—	—	—	—	—
Equity-based compensation	—	—	—	—	188	—	188	—
Net loss	—	—	—	—	—	(3,177)	(3,177)	—
March 31, 2018	—	$—	59,821	$60	$—	$(162,131)	$(162,071)	$—

January 1, 2019	—	$—	67,038	$67	$—	$(85,540)	$(85,473)	$—
Equity-based compensation	—	—	—	—	1,160	—	1,160	—
Warrant redemptions	—	—	420	(a)	(a)	—	—	—
Net loss	—	—	—	—	—	(6,446)	(6,446)	—
Issuance of non-controlling interest	—	—	—	—	—	—	—	$5,654
March 31, 2019	—	$—	67,458	$67	$1,160	$(91,986)	$(90,759)	$5,654

(a) Par value of the common shares issued in connection with the warrant exchange rounds to less than one thousand dollars (see Note 12, Equity).

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2019 and December 31, 2018, the Company has not issued any shares of preferred stock.

12.    EQUITY

Warrants for the Company's Common Stock

In August 2018, the Company was informed by Nasdaq that it intended to delist the Company's outstanding warrants and units due to an insufficient number of round lot holders for the public warrants. The Company subsequently filed a Registration Statement on Form S-4 with the SEC for the purpose of offering holders of the Company's outstanding 5,310,109 public warrants and 421,107 private warrants the opportunity to exchange each warrant for 0.192 shares of the Company's common stock. The exchange offer expired in February 2019 resulting in a portion of the warrants being tendered in exchange for approximately 420,000 shares of the Company's common stock plus cash in lieu of fractional shares. Nasdaq proceeded to delist the remaining outstanding warrants and units, which were comprised of one share of common stock and one warrant, from The Nasdaq Global Market at the open of business on March 6, 2019. The delisting of the remaining outstanding warrants and units had no impact on the Company's financial statements.

Earn-Out Consideration

An additional 9.8 million common shares may be issued under the Company's Earn-Out Incentive Plan. For the first earn-out of up to 4.9 million common shares, consolidated adjusted EBITDA (as defined in the Earn-Out Incentive Plan) of the Company must have been no less than $82.5 million for the year ended December 31, 2018 and the Company's stock price must trade in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out of up to 4.9 million common shares, consolidated adjusted EBITDA of the Company must be no less than $91.5 million for the year ending December 31, 2019 and the Company's stock price must trade in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met. As of March 31, 2019 and December 31 2018, none of the 9.8 million shares have been earned. Any unvested shares issued to management or directors under compensation plans will be expensed under the provisions of ASC 718, Stock Compensation.

13.    EQUITY-BASED COMPENSATION PLANS

The Company has three equity-based compensation plans: 2018 Equity Incentive Plan; Earnout Incentive Plan; and 2014 Management Incentive Plan. Total equity-based compensation expense for the quarters ended March 31, 2019 and 2018 was approximately $1.2 million and $0.2 million, respectively, which is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. Expense recognized by plan was as follows:

(in thousands)	Quarter Ended March 31,
	2019	2018

2018 Equity Incentive Plan	$924	$—
2014 Management Incentive Plan	236	188
Earnout Incentive Plan	—	—
Total	$1,160	$188

Grants under the 2018 Equity Incentive Plan will begin to vest starting in July 2019.

Beginning in 2018, the Company elected to recognize the effects of forfeitures on compensation expense as the forfeitures occur for all plans.

14.    FAIR VALUE

The following is a description of the valuation methodology used for the warrants issued to Goldman Sachs Specialty Lending Group, L.P. ("GS") and contingent consideration issued in business combinations, which were recorded and remeasured at fair value at the end of each reporting period.

GS Warrants

In connection with the GS Credit Agreement, warrants issued by Holdings to GS for the purchase of Holdings' Class A common units (each, a "GS Warrant" and collectively, the "GS Warrants") were issued, canceled, and replaced at various times in 2018 and prior years. During the first quarter of 2018, a GS Warrant for the purchase of 1.8% of Holdings' outstanding Class A common units was replaced by a GS Warrant to purchase of 2.2% of Holdings' Class A Common units. This new GS Warrant had a term of 7 years, an exercise price of $0, and could be exercised at any time prior to expiration date. Since the obligation was based solely on the fact that the 2.2% interest in the equity of Holdings was fixed and known at inception as well as the fact that GS could exercise the GS Warrant with a settlement in cash any time prior to the expiration date of December 31, 2023, the outstanding GS Warrant was required to be recorded as a liability. At March 31, 2018, the outstanding GS Warrant had a fair value of $12.2 million. A $3.5 million increase in the fair value of the GS Warrant for the quarter ended March 31, 2018 is included in Other, net in the accompanying unaudited condensed consolidated statements of operations. The GS Warrant was redeemed in full on July 25, 2018.

The GS Warrants were classified as level 3 in the fair value hierarchy. The fair value of the GS warrants was estimated based on the fair value of Holdings using a weighted-average of values derived from generally accepted valuation techniques, including market approaches, which consider the guideline public company method, the guideline transaction method, the recent funding method, and an income approach, which considered discounted cash flows.

Contingent Consideration Issued in 2018 Business Combinations

The estimated fair values of contingent consideration related to the Priority Payment Systems Tech Partners and Priority Payment Systems Northeast business acquisitions are based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. Both of these acquisitions occurred during the third quarter of 2018. At March 31, 2019 and December 31, 2018, the total fair value of the contingent consideration for both acquisitions was approximately $1.0 million, which was not materially different than the fair values on their original measurement dates.

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that were classified as Level 3 in the fair value hierarchy for the quarters ended March 31, 2019 and 2018:

(in thousands)
	Contingent Consideration	Warrant Liability

Balance at January 1, 2018	$—	$8,701
Extinguishment of GS 1.8% warrant liability	—	(8,701)
GS 2.2% warrant liability	—	12,182
Balance at March 31, 2018	$—	$12,182

Balance at January 1, 2019	$980	$—
Fair value adjustments	—	—
Balance at March 31, 2019	$980	$—

There were no transfers among the fair value levels during the quarters ended March 31, 2019 and 2018.

Fair Value of Debt

The Borrower's outstanding debt obligations (see Note 7, Long-Term Debt) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period. The carrying values of the long-term debt approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates.

15.    SEGMENT INFORMATION

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

Corporate includes costs of corporate functions and shared services not allocated to our reportable segments. During the fourth quarter of 2018, the Company adjusted its methodology of allocating certain corporate overhead costs to its reportable segments. All prior periods presented have been adjusted to reflect the current allocation methodology.

Information on segments and reconciliations to consolidated revenues, consolidated income (loss) from operations, and consolidated depreciation and amortization are as follows for the periods presented:

	Quarter Ended March 31,
(in thousands)	2019	2018
Revenues:
Consumer Payments	$89,822	$108,981
Commercial Payments and Managed Services	10,155	6,615
Consolidated Revenues	$99,977	$115,596

Income (loss) from operations:
Consumer Payments	$7,719	$15,215
Commercial Payments and Managed Services	(684)	(327)
Corporate	(6,069)	(7,010)
Consolidated income from operations	$966	$7,878

Depreciation and amortization:
Consumer Payments	$7,808	$3,436
Commercial Payments and Managed Services	789	140
Corporate	328	191
Consolidated depreciation and amortization	$8,925	$3,767

A reconciliation of total income from operations of reportable segments to the Company's net loss is provided in the following table:

(in thousands)	Quarter Ended March 31,
	2019	2018

Total income from operations of reportable segments	$7,035	$14,888
Less Corporate	(6,069)	(7,010)
Less interest expense	(9,363)	(6,929)
Plus (less) other, net	227	(4,126)
Income tax benefit	(1,724)	—
Net loss	$(6,446)	$(3,177)

The Company is not significantly reliant upon any single customer for the quarters ended March 31, 2019 and 2018. Substantially all revenues are generated in the United States.

16.     LOSS PER SHARE

The following tables set forth the computation of the Company's loss per share:

	Quarter Ended March 31,
(in thousands except per share amounts)	2019	2018
Numerator:
Net loss	$(6,446)	$(3,177)
Less: Distributions to participating securities	—	(45)
Net loss attributable to common stockholders	$(6,446)	$(3,222)

Denominator:
Weighted average shares outstanding	67,164	58,543

Basic and diluted loss per share	$(0.10)	$(0.06)

Anti-dilutive securities that were excluded from loss per share that could potentially be dilutive in future periods are as follows:

(in thousands)	Quarter Ended March 31,
	2019	2018
Warrants on common stock	—	5,731
Restricted stock awards	238	—
Stock options	2,047	—
Earnout incentive awards issued	95	—

17.    SUBSEQUENT EVENTS

Subsequent events have been evaluated from the balance sheet date through May 14, 2019, the date on which the unaudited condensed consolidated financial statements were available to be issued.

Stock Repurchases

On April 17, 2019, April 26, 2019, May 1, 2019 and May 13, 2019, the Company repurchased an aggregate of 445,298 shares of its common stock for an aggregate amount in cash of $2.4 million under the stock repurchase program authorized by the Company's board of directors in December 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2018, 2017 and 2016 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 29, 2019 (the "Annual Report").

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward- looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	competition in the payment processing industry;

•	the use of distribution partners;

•	any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise;

•	any breakdowns in our processing systems;

•	government regulation, including regulation of consumer information;

•	the use of third-party vendors;

•	any changes in card association and debit network fees or products;

•	any failure to comply with the rules established by payment networks or standards established by third-party processor;

•	any proposed acquisitions or any risks associated with completed acquisitions; and

•	other risks and uncertainties set forth in the "Item 1A - Risk Factors" included in the Annual Report.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Forward-looking statements speak only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Terms Used in the Quarterly Report on Form 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the terms "Company," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Annual Report.

Our revenue for the quarter ended March 31, 2019 has been negatively affected by the closure of high-margin accounts with certain subscription-billing e-commerce merchants. The closure of merchants in this channel was due to industry-wide changes for enhanced card association compliance. This revenue, which is entirely within our Consumer Payments reportable segment, was $3.9 million and $31.7 million for the quarters ended March 31, 2019 and 2018, respectively. Our income from operations associated with these merchants was $1.6 million and $10.0 million for the quarters ended March 31, 2019 and 2018, respectively.

In addition to the impact of the closures of certain merchants described above, our income from operations for the first quarter of 2019 has been negatively affected by certain expenses largely associated with our July 25, 2018 business combination (the "Business Combination"), conversion to a public company and certain legal matters. These expenses, which were entirely within Corporate, were $1.2 million and $3.3 million for the first quarters of 2019 and 2018, respectively.

Quarter ended March 31, 2019 compared to quarter ended March 31, 2018

	Quarter Ended March 31,
	2019	2018	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$91,829	$108,010	$(16,181)	(15.0)%
Outsourced services and other	8,148	7,586	562	7.4%
Total revenue	99,977	115,596	(15,619)	(13.5)%

OPERATING EXPENSES:
Costs of merchant card fees	67,871	82,813	(14,942)	(18.0)%
Costs of outsourced services and other	4,566	4,376	190	4.3%
Salary and employee benefits	10,899	8,972	1,927	21.5%
Depreciation and amortization	8,925	3,767	5,158	136.9%
Selling, general and administrative	6,750	7,790	(1,040)	(13.4)%
Total operating expenses	99,011	107,718	(8,707)	(8.1)%

Income from operations	966	7,878	(6,912)	(87.7)%

OTHER INCOME (EXPENSES):
Interest expense	(9,363)	(6,929)	(2,434)	35.1%
Other, net	227	(4,126)	4,353	(105.5)%
Total other expenses, net	(9,136)	(11,055)	1,919	(17.4)%

Loss before income taxes	(8,170)	(3,177)	(4,993)	157.2%

Income tax benefit	(1,724)	—	(1,724)	nm

Net loss	$(6,446)	$(3,177)	$(3,269)	102.9%

The following table shows our segment income statement data and selected performance measures for the periods indicated:

(dollars and volume amounts in thousands)	Quarter Ended March 31,
	2019	2018	Change	% Change

Consumer Payments:
Revenue	$89,822	$108,981	$(19,159)	(17.6)%
Operating expenses	82,103	93,766	(11,663)	(12.4)%
Income from operations	$7,719	$15,215	$(7,496)	(49.3)%
Operating margin	8.6%	14.0%
Depreciation and amortization	$7,808	$3,436	$4,372

Key Indicators:
Merchant bankcard processing dollar value	$9,872,377	$9,084,227	$788,150	8.7%
Merchant bankcard transaction volume	117,781	110,405	7,376	6.7%

Commercial Payments and Managed Services:
Revenue	$10,155	$6,615	$3,540	53.5%
Operating expenses	10,839	6,942	3,897	56.1%
Loss from operations	$(684)	$(327)	$(357)	109.2%
Operating margin	(6.7)%	(4.9)%
Depreciation and amortization	$789	$140	$649

Key Indicators:
Merchant bankcard processing dollar value	$73,854	$55,536	$18,318	33.0%
Merchant bankcard transaction volume	70	26	44	169.2%

Income from operations of reportable segments	$7,035	$14,888	$(7,853)	(52.7)%
Less: Corporate expenses	(6,069)	(7,010)	941	(13.4)%
Consolidated income from operations	$966	$7,878	$(6,912)	(87.7)%
Corporate depreciation and amortization	$328	$191	$137

Key indicators:
Merchant bankcard processing dollar value	$9,946,231	$9,139,763	$806,468	8.8%
Merchant bankcard transaction volume	117,851	110,431	$7,420	6.7%

Revenue

For the first quarter of 2019, our consolidated revenue decreased by $15.6 million, or 13.5%, from the first quarter of 2018 to $100.0 million. This decrease was driven by a $19.2 million, or 17.6%, decrease in revenue from our Consumer Payments segment, partially offset by a $3.5 million, or 53.5%, increase in revenue from our Commercial Payments and Managed Services segment. Consolidated merchant bankcard processing dollar value and merchant bankcard transactions increased 8.8% and 6.7%, respectively.

For the first quarter of 2019, the decrease in Consumer Payments revenue was primarily attributable to a decrease in revenue of $27.8 million from certain subscription-billing e-commerce merchants. Excluding this impact, revenue grew due to increases in bankcard processing dollar value and merchant bankcard transactions of 8.7% and 6.7%, respectively, compared to the first quarter of 2018. The higher merchant bankcard processing dollar value and transaction volume for the first quarter of 2019 were mainly due to the continuation of higher consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction (calculated by dividing bankcard processing volume by the associated number of transactions processed) increased to $83.82, or 1.9%, for the first quarter of 2019 from $82.28 for the first quarter of 2018.

Commercial Payments and Managed Services revenue for the first quarter of 2019 included $3.2 million from our Integrated Partners business, which was established in the third quarter of 2018. Additionally, increases in merchant bankcard processing dollar value and the number of merchant bankcard transactions volume of 33.0% and 169.2%, respectively, contributed to this reportable segment's revenue growth in the first quarter of 2019.  Managed Services revenue in the first quarter of 2019 was in line with the 2018 first quarter.

Operating expenses

Our consolidated operating expenses decreased $8.7 million, or 8.1%, from $107.7 million for the first quarter of 2018 to $99.0 million for the first quarter of 2019, driven primarily by a $14.9 million, or 18.0%, decrease in costs of merchant card fees. This decrease was related to the corresponding decrease in revenue from our Consumer Payments segment and by lower costs attributable to the acquisitions of residual portfolio commission rights, partially offset by growth in processing volume. Costs of merchant card fees, as a percentage of merchant card fee revenue, dropped by 280 basis points for first quarter of 2019 compared to the first quarter of 2018.

Our selling, general, and administrative ("SG&A") expenses decreased overall by $1.0 million, or 13.4%, for the first quarter of 2019 compared to the first quarter of 2018, driven by a $2.1 million decrease in certain expenses in Corporate largely associated with our 2018 Business Combination, conversion to a public company, and certain legal matters. This decrease was partially offset by a $1.1 million increase in other SG&A expenses primarily attributable to software license and maintenance costs and accounting and tax services.

The overall decreases in operating expenses discussed above for costs of merchant card fees and SG&A expenses were partially offset by increases in salary and employee benefits and depreciation and amortization. Salary and employee benefits increased $1.9 million, or 21.5%, for the first quarter of 2019 compared to the first quarter of 2018; this increase was related to additional headcount in corporate and operations functions and from business acquisitions made after the first quarter of 2018, plus an increase of $1.0 million in equity-based compensation for the first quarter of 2019. Depreciation and amortization expenses increased $5.2 million, or 136.9%, for the first quarter of 2019 compared to the first quarter of 2018 due to higher amortization expense for acquired merchant portfolios and intangible assets related to business combinations and asset acquisitions made after the first quarter of 2018, and internally developed software related to the MX Connect and CPX platforms.

Income from operations

Consolidated income from operations decreased $6.9 million, or 87.7%, for the first quarter of 2019 compared to the first quarter of 2018. Our consolidated operating margin for the first quarter of 2019 was 1.0% compared to 6.8% for the first quarter of 2018. This margin decrease was driven by the loss of certain subscription-billing e-commerce merchants and the increases in operating expenses as previously discussed.

Our Consumer Payments reportable segment contributed $7.7 million in income from operations for the first quarter of 2019, a decrease of $7.5 million, or 49.3%, from $15.2 million for the first quarter of 2018. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $1.6 million and $10 million of income from operations in first quarters of 2019 and 2018, respectively, offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume. The decrease in this segment's income from operations was also impacted by an increase of $4.4 million in depreciation and amortization expense due to amortization of merchant portfolios acquired after the first quarter of 2018.

Our Commercial Payments and Managed Services reportable segment incurred a $0.7 million loss from operations for the first quarter of 2019 compared to a $0.3 million loss from operations for the first quarter of 2018. This change in the loss from operations was primarily attributable to our recently established Integrated Partners business group, which resulted in increases in amortization expense related to intangible assets acquired after the first quarter of 2018 and higher salary and benefit expenses, partially offset by income from the growth in merchant bankcard processing dollar value and transaction volume for the first quarter of 2019.

Corporate expenses were $6.1 million for the first quarter of 2019, a decrease of $0.9 million from expenses of $7.0 million for the first quarter of 2018. Included in these amounts are certain expenses largely related to the Business Combination, conversion to a public company, and certain legal matters of $1.2 million and $3.3 million for the first quarters of 2019 and 2018, respectively, partially offset by increases in accounting and tax services and other SG&A expenses.

Interest expense

Interest expense, including amortization of deferred debt issuance costs and discount, increased by $2.4 million, or 35.1%, to $9.4 million in the first quarter of 2019 from $6.9 million in the first quarter of 2018. This increase was primarily due to higher outstanding borrowings in 2019 driven by acquisition financing.

Other, net

Other, net resulted in income of $0.2 million in the first quarter of 2019, as compared to an expense of $4.1 million for the first quarter of 2018. First quarter of 2018 included a $3.5 million charge related to a change in the fair value of the warrants issued to Goldman Sachs (these warrants were redeemed in July 2018) and $0.8 million of expenses related to debt modification.

Income tax expense (benefit)

For the first quarter of 2019, our effective income tax rate was 21.1%, reflecting a tax benefit of $1.7 million on a pre-tax loss of $8.2 million. Our income tax benefit and effective income tax rate for the first quarter of 2019 may not be indicative of our effective tax rates for future periods. For full-year 2019, the Company at this time estimates that its effective annual income tax rate will be approximately 22%.

Prior to July 25, 2018, substantially all of our operations were conducted through pass-through entities for income tax purposes, and as such we had no material income tax accounting reflected in our financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to our unconsolidated owners. Effective July 25, 2018, we became a "C Corp" in connection with our Business Combination and recapitalization events. Accordingly, effective July 25, 2018, our financial statements reflect the accounting for income taxes. Our financial statements for the first quarter of 2018 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had we been subject to federal and state income taxes then.

Net loss

Our consolidated net loss for the first quarter of 2019 was $6.4 million compared to a loss of $3.2 million for the first quarter of 2018 for the aforementioned reasons.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

Consolidated EBITDA, which represents consolidated earnings (loss) before interest, income tax, and depreciation and amortization, is reconciled to net income (loss) calculated under GAAP.

Consolidated Adjusted EBITDA starts with Consolidated EBITDA and further adjusts for certain non-cash, non-recurring or non-core expenses including: 1) non-cash equity-based compensation; 2) debt modification costs and warrant fair vale changes; 3) certain legal expenses; and 4) certain professional, accounting and consulting fees.

In addition, the financial covenants under the debt agreements of the Company's subsidiaries (the "Borrowers") and our earnout incentive plan pursuant to the Business Combination are based on a non-GAAP measure referred to as Consolidated Earnout Adjusted EBITDA. The calculation of Consolidated Earnout Adjusted EBITDA starts with Consolidated Adjusted EBITDA and further adjusts for the pro-forma impact of acquisitions and residual streams and run rate adjustments for certain contracted savings on an annualized basis, other consulting and professional fees, and other tax expenses and other adjustments, which are not included as adjustments to Consolidated Adjusted EBITDA.

We believe these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures, particularly Consolidated Adjusted EBITDA, to analyze our performance would have material limitations because their calculations are based on subjective determination regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of our operating results. Although other companies may report measures entitled "Adjusted EBITDA" or similar in nature, numerous methods may exist for calculating a company's Adjusted EBITDA or similar measures. As a result, the methods we use to calculate Consolidated Adjusted EBITDA may differ from the methods used by other companies to calculate their non-GAAP measures.

The reconciliations of Consolidated EBITDA, Consolidated Adjusted EBITDA, and Consolidated Earnout Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

(in thousands)	Quarter Ended March 31,
	2019	2018

Consolidated net loss (GAAP)	$(6,446)	$(3,177)
Add: Interest expense (1)	9,363	6,929
Add: Depreciation and amortization	8,925	3,767
Less: Income tax benefit	(1,724)	—
Consolidated EBITDA (non-GAAP)	10,118	7,519
Further adjusted by:
Add: Non-cash equity-based compensation	1,160	188
Add: Debt modification costs and warrant fair value changes	—	4,263
Add: Certain legal expenses (2)	514	1,176
Add: Professional, accounting and consulting fees (3)	671	2,154
Consolidated Adjusted EBITDA (non-GAAP)	$12,463	$15,300
Further adjusted by:
Add: Pro-forma impacts for acquisitions	2,995	375
Add: Other professional and consulting fees	395	399
Add: Other tax expenses and other adjustments	(169)	203
Consolidated Earnout Adjusted EBITDA (non-GAAP) (4)	$15,684	$16,277

(1) Interest expense includes amortization of debt issuance costs and issue discount.

(2) Legal expenses related to business and asset acquisition activity and settlement negotiation and other litigation expenses.

(3) Primarily transaction-related, capital markets and accounting advisory services.

(4) Reflects definition in debt agreements entered into in connection with the January 2017 debt financing. Subsequent to the Business Combination, the Earnout Adjusted EBITDA of the Borrowers under the credit agreements excludes expenses of Priority Technology Holdings, Inc., which is neither a borrower nor a guarantor under the credit agreements. Earnout Adjusted EBITDA of the Borrowers was approximately $19.4 million for the quarter ended March 31, 2019.

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2018, the following key changes have occurred as of March 31, 2019.

Cash

Cash decreased by $6.5 million. For an explanation of the key drivers of this change, see the subsequent section, Liquidity and Capital Resources.

Intangible Assets

Intangible assets increased during the first quarter of 2019 by $82.3 million due to asset acquisitions, partially offset by amortization. For additional information, see Note 2, Acquisitions of Assets, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Long-Term Debt

Long-term debt, including outstanding borrowings under the revolving credit facility, increased by $80.4 million. This increase was driven by borrowings to acquire certain intangible assets. See Note 7, Long-Term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for information on credit facilities, available credit, and covenants.

Stockholders' Deficit

The deficit equity position attributable to the stockholders of Priority Technology Holdings, Inc., increased by $5.3 million, from a deficit of $85.5 million at December 31, 2018 to a deficit of $90.8 million at March 31, 2019. The primary driver of this change was the net loss for the first quarter of 2019, partially offset by a $1.2 million credit to additional paid-in capital for equity-based compensation. See Note 11, Equity Reconciliation, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Our working capital, defined as current assets less current liabilities, was $11.7 million at March 31, 2019 and $21.1 million at December 31, 2018. As of March 31, 2019, we had cash totaling $9.1 million compared to $15.6 million at December 31, 2018. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds of $20.1 million at March 31, 2019 and $18.2 million at December 31, 2018.

At March 31, 2019, we had availability of $15.0 million under our revolving credit arrangement.

The following tables and narrative reflect our changes in cash flows for the comparative quarterly periods.

(dollars in thousands)	Quarter Ended March 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$(1,240)	$12,614
Investing activities	(82,178)	(6,324)
Financing activities	78,827	(12,320)
Net decrease in cash and restricted cash	$(4,591)	$(6,030)

Cash (Used In) Provided By Operating Activities

Net cash used in the first quarter of 2019 was $1.2 million compared to net cash provided of $12.6 million for the first quarter of 2018. The $13.9 million decrease for the first quarter of 2019 was principally the result of the change in the net loss, an increase in cash interest payments of $1.8 million, and net cash changes in operating assets and liabilities of $11.5 million for the first quarter of 2019 compared to the first quarter of 2018. These changes in operating assets and liabilities mainly reflected changes in accounts receivable and settlement assets and obligations.

Cash Used In Investing Activities

Net cash used in investing activities was $82.2 million and $6.3 million for the first quarters of 2019 and 2018, respectively. Cash used in investing activities for the first quarter of 2019 included $15.8 million used to acquire merchant portfolios and $63.8 million used to acquire certain assets from YapStone, Inc. ("YapStone"). During the first quarter of 2018, $3.7 million was used to acquire merchant portfolios. Cash used to acquire property, equipment, and software amounted to $2.4 million and $2.6 million for the first quarter of 2019 and 2018, respectively.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $78.8 million for the first quarter of 2019 compared to net cash used in financing activities of $12.3 million in the first quarter of 2018. The amount for the first quarter of 2019 included a $69.7 million, net of issue discount, delayed draw under the credit facility under the senior credit agreement with a syndicate of lenders (the "Senior Credit Agreement") that was used to acquire certain assets from YapStone. Additionally, a $10.0 million draw under the revolving credit feature of our Senior Credit Agreement was used to partially fund a portfolio acquisition. Cash flow used in financing activities for the first quarter of 2018 was primarily driven by equity redemptions and distributions totaling $78.1 million and repayments on debt and debt issuance cost of $1.3 million, partially offset by proceeds from the issuance of long-term debt of

$67.1 million.  The equity redemptions and distributions involved Priority Holdings, LLC before the Company's recapitalization on July 25, 2018.

Off-Balance Sheet Arrangements

We have not entered into any transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.

Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations and commitments compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report, except for additional borrowings under our existing Senior Credit Agreement consisting of $70.0 million of term debt and $10.0 million under our revolving credit facility. For an updated schedule of debt repayments, see Note 7, Long-Term Debt, to the unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

Related Party Transactions

Acquisitions from Related Party

See Note 2, Acquisitions of Assets, to the unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. There have been no material changes to these critical accounting policies and estimates as of March 31, 2019.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See Note 1, The Company and Basis of Presentation, to our unaudited condensed consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The credit facility under the Senior Credit Agreement bears interest at a rate based on LIBOR plus a fixed margin that changes periodically. As of March 31, 2019, the Company's subsidiaries that are borrowers or guarantors had $391.8 million in outstanding borrowings under the senior credit facility. The applicable LIBOR rate stood at 2.5% at March 31, 2019 and the fixed margin stood at 5%, for an interest rate of 7.5%.

A hypothetical 1.0% increase or decrease in the applicable LIBOR rate on the outstanding indebtedness under the senior secured credit facility for the first quarter of 2019 would have increased or decreased interest expense by approximately $1.0 million. Per annum, a 1% hypothetical increase or decrease in the applicable LIBOR on this debt rate would increase annual interest expense by approximately $3.9 million.

We currently do not hedge against interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at a reasonable assurance level because of the material weaknesses in internal control over financial reporting described below, which are in the process of being remediated.
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

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A in the Annual Report, we previously identified material weaknesses in internal control over financial reporting related to (1) lack of sufficient accounting and financial reporting resources and (2) deficiencies in certain aspects of our financial statement review and close processes. In order to continue to remediate the material weaknesses described above, during the quarter ended March 31, 2019, we undertook or were engaged in the following measures or activities to address the material weaknesses in internal control over financial reporting:

•	recruiting and hiring additional qualified financial reporting personnel;

•	utilizing outside consultants to assist us with certain financial accounting and reporting matters; and

•	implementing additional policies and procedures to enhance internal control and provide timely reconciliation and review of the Company's accounting policies and procedures.

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

ITEM 1A. RISK FACTORS

As of March 31, 2019, there have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit		Description

10.1	*
Asset Purchase and Contribution Agreement by and among YapStone, Inc., Priority Real Estate Technology, LLC, and Priority Technology Holdings, Inc., dated March 22, 2019. Portions of this exhibit (indicated by asterisks) have been omitted and are subject to confidential treatment.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

May 14, 2019	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 14, 2019	/s/ Michael Vollkommer Michael Vollkommer Chief Financial Officer (Principal Financial and Accounting Officer)