Form 10-Q
period 2019-06-30
Priority Technology Holdings, Inc.
filed 2019-08-14
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number: 001-37872
Priority Technology Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-4257046
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2001 Westside Parkway
Suite 155
Alpharetta,	GA	30004
(Address of principal executive offices, including zip code)

(800)		935-5964
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

As of August 9, 2019, 67,007,172 shares of common stock, par value $0.001 per share, were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
June 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$5,519	$15,631
Restricted cash	21,693	18,200
Accounts receivable, net of allowance for doubtful accounts of $520 and $511	49,564	45,651
Prepaid expenses and other current assets	3,700	3,642
Current portion of notes receivable	1,115	979
Settlement assets	1,291	1,042
Total current assets	82,882	85,145

Notes receivable, less current portion	3,812	852
Property, equipment, and software, net	21,032	17,482
Goodwill	109,515	109,515
Intangible assets, net	195,884	124,637
Deferred income taxes, net	45,470	49,692
Other non-current assets	1,719	1,295
Total assets	$460,314	$388,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$23,509	$27,638
Accrued residual commissions	18,675	18,715
Customer deposits and advance payments	3,625	3,282
Borrowings outstanding under revolving credit facility	14,000	—
Current portion of long-term debt	4,007	3,293
Settlement obligations	16,565	11,132
Total current liabilities	80,381	64,060

Long-term debt, net of current portion, discounts and debt issuance costs	472,503	402,095
Other non-current liabilities	8,030	7,936
Total long-term liabilities	480,533	410,031

Total liabilities	560,914	474,091

Commitments and Contingencies (Notes 9 and 10)

Stockholders' deficit:
Common stock	67	67
Additional paid-in capital	2,183	—
Treasury stock, at cost	(2,388)	—
Accumulated deficit	(106,116)	(85,540)
Total Priority Technology Holdings, Inc. stockholders' deficit	(106,254)	(85,473)
Non-controlling interest	5,654	—
Total stockholders' deficit	(100,600)	(85,473)

Total liabilities and stockholders' deficit	$460,314	$388,618

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Merchant card fees	$99,145	$96,736	$190,974	$204,746
Outsourced services and other	8,280	8,026	16,428	15,612
Total revenue	107,425	104,762	207,402	220,358

OPERATING EXPENSES:
Costs of merchant card fees	72,609	75,587	140,480	158,400
Costs of outsourced services and other	4,677	4,667	9,243	9,043
Salary and employee benefits	10,356	9,442	21,255	18,414
Depreciation and amortization	9,761	4,013	18,686	7,780
Selling, general and administrative	7,586	7,848	14,336	15,638
Total operating expenses	104,989	101,557	204,000	209,275

Income from operations	2,436	3,205	3,402	11,083

OTHER INCOME (EXPENSES):
Interest expense	(10,776)	(7,630)	(20,139)	(14,559)
Other, net	138	(1,203)	365	(5,329)
Total other expenses, net	(10,638)	(8,833)	(19,774)	(19,888)

Loss before income taxes	(8,202)	(5,628)	(16,372)	(8,805)

Income tax expense	5,928	—	4,204	—

Net loss	$(14,130)	$(5,628)	$(20,576)	$(8,805)

Loss per common share:
Basic and diluted	$(0.21)	$(0.10)	$(0.31)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	67,094	56,568	67,161	57,556

PRO FORMA (C-corporation basis):
Pro forma income tax benefit		$(778)		$(1,443)
Pro forma net loss		$(4,850)		$(7,362)

Pro forma loss per common share:
Basic and diluted		$(0.09)		$(0.13)

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,576)	$(8,805)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	18,686	7,780
Equity-based compensation	2,183	795
Amortization of debt issuance costs and discounts	819	655
Equity in loss and impairment of unconsolidated entities	12	853
Provision for deferred income tax	4,222	—
Change in fair value of warrant liability	—	3,530
Loss on debt extinguishment	—	541
Payment-in-kind interest	2,479	2,407
Other non-cash	(174)	(1)
Change in operating assets and liabilities, net of business combination:
Accounts receivable	(3,913)	7,287
Settlement assets and obligations, net	5,184	2,583
Prepaid expenses and other current assets	(194)	(361)
Notes receivable	(150)	418
Accounts payable and other accrued liabilities	(4,909)	(69)
Customer deposits and advance payments	343	(1,557)
Other assets and liabilities	(292)	(1,136)
Net cash provided by operating activities	3,720	14,920

Cash flows from investing activities:
Payments for business acquisitions	(184)	(312)
Additions to property, equipment and software	(5,352)	(5,721)
Acquisitions of merchant portfolios and assets	(81,240)	(8,225)
Note receivable loan funding	(3,000)	—
Net cash used in investing activities	(89,776)	(14,258)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	69,650	67,113
Repayment of long-term debt	(1,825)	(1,341)
Debt issuance costs	—	(322)
Borrowings under revolving credit facility	14,000	—
Distributions to members prior to July 25, 2018 recapitalization	—	(6,337)
Redemptions of membership interests prior to July 25, 2018 recapitalization	—	(74,093)
Repurchases of common stock	(2,388)	—
Net cash provided by (used in) financing activities	79,437	(14,980)

Net decrease in cash and restricted cash	(6,619)	(14,318)
Cash and restricted cash at beginning of year	33,831	44,159
Cash and restricted cash at June 30	$27,212	$29,841

Supplemental cash flow information:
Cash paid for interest, net of payment-in-kind interest	$16,595	$11,926

Non-cash investing and financing activities:
Purchases of property, equipment and software through accounts payable	$1,284	$701
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$5,654	$—

Reconciliation of cash and restricted cash:
Cash	$5,519	$12,652
Restricted cash	21,693	17,189
Total cash and restricted cash	$27,212	$29,841

See Notes to Unaudited Condensed Consolidated Financial Statements

PRIORITY TECHNOLOGY HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
For the Quarters and Six Months Ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018
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

•
Integrated partner solutions for ISVs and other third-parties that allow them to leverage the Company's core payments engine via robust application program interfaces resources and high-utility embeddable code.

•	Consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.

The Company provides its services through three reportable segments: (1) Consumer Payments, (2) Commercial Payments (which includes institutional and managed services described above), and (3) Integrated Partners. For additional information about our reportable segments, see Note 15, Segment Information.

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

The Company's Chairman and Chief Executive Officer controls a majority of the voting power of the Company's outstanding common stock. As a result, the Company is a "controlled company" within the meaning of corporate governance standards of the Nasdaq Stock Market LLC ("Nasdaq") .

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include those of the Company and its consolidated subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation. The Company operates on a calendar year ending each December 31 and on four calendar quarters ending on March 31, June 30, September 30, and December 31 of each year.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company's unaudited condensed consolidated financial statements for the periods presented. The accompanying unaudited condensed consolidated balance sheet and related footnote disclosures as of December 31, 2018 were derived from the Company's audited consolidated financial statements and accompanying footnotes as of and for the year ended December 31, 2018. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ materially from those estimates.

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

The Company is an "emerging growth company" (EGC), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenue for any fiscal year exceed $1.07 billion, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company as an EGC may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company's financial statements may not be comparable to companies that comply with public company effective dates.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other amounts that are not included in the unaudited condensed consolidated statement of operations as the amounts have not been realized. For the quarters and six months ended June 30, 2019 and June 30, 2018, there were no differences between the Company's net loss and comprehensive loss. Therefore, no separate Statement of Comprehensive Income (Loss) is included in the consolidated financial statements for the reporting periods.

Cash and Restricted Cash

Cash includes cash held at financial institutions that is owned by the Company. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.

Notes Receivable

Notes receivable are comprised of a $3.0 million loan to another entity (see Note 10, Related Party and Other Transactions) and advances to ISOs. Substantially all of the notes receivable bear interest and are secured. ISO advances are generally repaid via reductions in future commissions paid to the ISO, thus cash flows from these activities are reported as cash flows from operations.

Reclassifications

Certain prior period amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, with no net effect on the Company's stockholders' deficit or net loss for any period.

Accounting Policies

There have been no material changes to the Company's accounting policies from December 31, 2018 through June 30, 2019, except for the addition of an accounting policy for repurchased stock. Also, see Note 2, Acquisitions and Contributions of Assets, for information on the non-controlling interest issued in connection with certain net assets acquired from YapStone, Inc. ("YapStone").

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

Outsourced services and other revenue consist mainly of cost-plus fees related to B2B services, merchant financing and buyer-initiated payment programs sold on behalf of certain enterprise customers, originated through our in-house sales force, including incentives for meeting sales targets. Outsourced services revenue is attributable primarily to our Commercial Payments reportable segment. Other revenue include revenue from the sales of equipment (primarily point of sale terminals) and processing of automated clearing house ("ACH") transactions.

Costs of Services

Costs of Merchant Card Fees

Costs of merchant card fees primarily consist of residual payments to agents and ISOs and other third-party costs directly attributable to payment processing. The residual payments represent commissions paid to agents and ISOs based upon a percentage of the net revenue generated from merchant transactions.

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

New Accounting Standards Adopted

The Company did not adopt any new accounting standards during the quarter or six months ended June 30, 2019, except for ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities-Subtopic 825-10, and the policy for repurchased common stock based on existing GAAP.

ASU 2016-01 and ASU 2018-09

Under ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, entities have to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820 to estimate fair value using the net asset value per share (or its equivalent) of the investment, the guidance provides a new measurement alternative.

Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company early adopted the provisions of ASU 2016-01 on April 1, 2019 and applied them to an acquired warrant to purchase equity of another entity, the same entity that borrowed $3.0 million from the Company during the second quarter of 2019 under a loan and loan commitment agreement. The carrying value, at cost, and fair value of the warrant were not material. See Note 10, Related Party and Other Transactions.

The Company was also required to adopt ASU 2018-09, Codification Improvements, at the same time it adopted ASU 2016-01. The adoption of ASU 2018-09 had no material effect on the Company's financial position, operations, or cash flows.

Repurchased Stock

Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its common stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account labeled Treasury Stock. The equity accounts that were originally credited for the original shares issuance, common stock and additional paid-in capital, remain intact. See Note 12, Equity.

If the treasury shares are ever reissued in the future, proceeds in excess of repurchased cost will be credited to additional paid-in capital. Any deficiency will be charged to retained earnings (accumulated deficit), unless additional paid-in capital from previous treasury stock transactions exists, in which case the deficiency will be charged to that account, with any excess charged to retained earnings (accumulated deficit). If treasury stock is reissued in the future, a cost flow assumption (e.g., FIFO, LIFO, or specific identification) will be adopted to compute excesses and deficiencies upon subsequent share reissuances.

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

Revenue Recognition (ASC 606, ASU 2014-09)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified and amended in ASC 606, Revenue from Contracts with Customers, and supplemented with other ASUs. This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance. The new standard could change the amount and timing of revenue and costs for certain significant revenue streams, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements and possibly require changes to the Company's software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. As an EGC, the standard is effective for the Company's 2019 annual reporting period and for interim periods after 2019. The standard permits the use of either the retrospective or modified retrospective transition method. The Company has not yet selected a transition method and is currently evaluating the effect that the standard may have on its consolidated financial statements and disclosures.

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company's annual reporting period beginning in 2020 and interim reporting periods beginning first quarter of 2021, unless the FASB's recent proposal to delay by a year the required adoption date becomes effective. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but it is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, later codified as ASC 326, Financial Instruments-Credit Losses. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable. As an EGC, the ASU is effective for annual periods beginning in 2021 and interim periods within annual periods beginning in 2022, unless the FASB's recent proposal to delay the required adoption date becomes effective.

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

Substantially all of the Company's revenue and receivables are attributable to merchant customer transactions, which are processed by third-party payment processors.

A majority of the Company's cash and restricted cash is held in certain financial institutions, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

No one merchant customer accounted for 10% or more of the Company's consolidated revenue for any period presented.

2.    ACQUISITIONS AND CONTRIBUTIONS OF ASSETS

YapStone

In March 2019, the Company, through one of its subsidiaries, Priority Real Estate Technology, LLC ("PRET"), acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest in PRET. The fair value of the non-controlling interest was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from a draw down of the credit facilities (the "Senior Credit Facility") under a senior credit agreement with a syndicate of lenders (the "Senior Credit Agreement") on a delayed basis as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 7, Long-Term Debt.

During the quarter and six months ended June 30, 2019, no earnings of PRET were allocated to the non-controlling interest pursuant to the profit-sharing agreement between the Company and the non-controlling interest.

eTab and Cumulus (Related Party)

In February 2019, a subsidiary of the Company, Priority Hospitality Technology, LLC ("PHOT"), received a contribution of substantially all of the operating assets of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80% owned by the Company's Chairman and Chief Executive Officer. No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable preferred equity interests in PHOT. Under these redeemable preferred equity interests, the contributors are eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6% per annum) on any of the $4.5 million amount that has not been distributed to them. The Company's Chairman and Chief Executive Officer owns 83.3% of the redeemable preferred equity interests in PHOT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the redeemable preferred equity interests, the redeemable preferred equity interests will cease to exist. The Company determined that the contributor's carrying value of the eTab net assets (as a common control transaction under GAAP) was not material. Under the guidance for a common control transaction, the contribution of the eTab net assets did not result in a change of entity or the receipt of a business, therefore the Company's financial statements for prior periods have not been adjusted to reflect the historical results attributable to the eTab net assets. Additionally, no material amount was estimated for the fair value of the contributed Cumulus net assets.

The Company's plans are to leverage and synergize its existing technology, expertise, and business relationships to enable the contributed assets of eTab and Cumulus to become more meaningful in the future.

Pursuant to the limited liability company agreement of PHOT, any material future earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests will be reported by the Company as a form of non-controlling interests ("NCI") classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes, if material, in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the NCI in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) and June 30, 2019, and therefore no recognition of the NCI has been reflected in the Company's unaudited condensed consolidated financial statements and accompanying footnotes.

Residual Portfolio Acquisition

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 7, Long-Term Debt. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The purchase price may be subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. Any additional purchase price, if any, will be accounted for when payment to the seller becomes probable and it will be added to the carrying value of the asset.

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

Reserves Held For ACH Customers

For the Company's ACH business component that conducts business as ACH.com, the Company earns revenue by processing ACH transactions for financial institutions and other business customers. Certain customers establish and maintain reserves with the Company to cover potential losses in processing ACH transactions. These reserves are held in bank accounts controlled by the Company. As such, the Company recognizes the cash balances within restricted cash and settlement obligations on its consolidated balance sheets.

Merchant Reserves and Estimated Shortfalls

Under agreements between the Company and merchants, merchants assume liability for obligations such as chargebacks, customer disputes, and unfilled orders.  However, under its risk-based underwriting policy, the Company may require certain merchants to establish and maintain reserves designed to protect the Company from anticipated obligations such as chargebacks, customer disputes, and unfilled orders. A merchant reserve account is funded by the merchant and held by a sponsor bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement. Sponsor banks held merchant reserves of approximately $99.9 million and $186.2 million at June 30, 2019 and December 31, 2018, respectively. Since these merchant reserves held at sponsor banks are not assets of the Company and the associated risks are not liabilities of the Company, neither is recognized on the Company's consolidated balance sheets.

In the event the amount in a merchant reserve is insufficient to cover expected or incurred losses, the Company may be liable to cover the shortfall.  The Company recognized a liability for estimated shortfalls of approximately $2.0 million and $2.0 million at June 30, 2019 and December 31, 2018, respectively.  The liabilities are included in the Company's consolidated balance sheet as contra balances against settlement assets.

The Company's settlement assets and obligations at June 30, 2019 and December 31, 2018 were as follows:

(in thousands)	As of
Settlement Assets:	June 30, 2019	December 31, 2018
Card settlements due from merchants, net of estimated losses	$1,283	$988
Card settlements due from processors	8	54
Total settlement assets (1)	$1,291	$1,042

Settlement Obligations:
Card settlements due to merchants	$2,258	$777
Due to ACH payees (2)	14,307	10,355
Total Settlement Obligations	$16,565	$11,132

(1) Reported within prepaid expenses and other current assets on the Company's consolidated balance sheet.
(2) Amounts due to ACH payees are held by the Company in restricted cash.

4. GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill was allocated to reportable segments as follows:

(in thousands)	June 30, 2019	December 31, 2018
Consumer Payments	$106,832	$106,832
Commercial Payments	—	—
Integrated Partners	2,683	2,683
	$109,515	$109,515

There were no changes in the carrying amount of goodwill for the quarter and six months ended June 30, 2019.

The Company's intangible assets primarily include merchant portfolios and other intangible assets such as non-compete agreements, trade names, acquired technology (developed internally by acquired companies prior to acquisition by the Company) and customer relationships. As of June 30, 2019 and December 31, 2018, intangible assets consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Other intangible assets:
Merchant portfolios	$154,750	$137,576
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Acquired technology	15,390	14,390
Customer relationships	124,660	55,940
Total gross carrying value	301,060	214,166
Less accumulated amortization:
Merchant portfolios	(58,037)	(48,492)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,145)	(1,017)
Acquired technology	(11,474)	(10,222)
Customer relationships	(31,130)	(26,408)
Total accumulated amortization	(105,176)	(89,529)

Net carrying value	$195,884	$124,637

See Note 2, Acquisitions and Contributions of Assets, for information about additions made during the first six months of 2019.

Amortization expense for finite-lived intangible assets was approximately $8.2 million and $15.6 million for the quarter and six months ended June 30, 2019, respectively, and $2.8 million and $5.5 million for the quarter and six months ended June 30, 2018, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company expects to perform its next annual goodwill impairment test as of November 30, 2019 using market data and discounted cash flow analysis. The Company concluded there were no indicators of impairment as of June 30, 2019 or December 31, 2018. As such, there was no accumulated impairment loss as of June 30, 2019 and December 31, 2018.

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

A summary of property, equipment, and software as of June 30, 2019 and December 31, 2018 follows:

(in thousands)	June 30, 2019	December 31, 2018	Useful Life
Furniture and fixtures	$2,329	$2,254	2-7 years
Equipment	10,169	8,164	3-7 years
Computer software	32,251	27,804	3-5 years
Leasehold improvements	5,993	5,935	5-10 years
	50,742	44,157
Less accumulated depreciation	(29,710)	(26,675)
Property, equipment, and software, net	$21,032	$17,482

Depreciation expense for property, equipment, and software expense totaled $1.6 million and $1.2 million for the quarter ended June 30, 2019 and June 30, 2018, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either June 30, 2019 or December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accounts payable	$6,171	$8,030
Accrued compensation	$3,857	$6,193
Accrued network fees	$7,674	$6,971

7.    LONG-TERM DEBT

Long-term debt, excluding amounts outstanding on the revolving credit facility, as of June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Term Loan - Senior, matures January 3, 2023 and bears interest at LIBOR plus 5.0% at June 30, 2019 and December 31, 2018 (rate of 7.41% at June 30, 2019 and 7.53% at December 31, 2018)	$390,840	$322,666
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus payment-in-kind interest (rate of 10.5% at June 30, 2019 and December 31, 2018)	92,495	90,016
Total	483,335	412,682
Less: current portion of long-term debt	(4,007)	(3,293)
Less: unamortized debt discounts	(3,263)	(3,300)
Less: deferred financing costs	(3,562)	(3,994)
Total long-term debt	$472,503	$402,095

Substantially all of the Company's assets are pledged as collateral under the Senior Credit Agreement and under a credit and guaranty agreement with Goldman Sachs Specialty Lending Group, L.P. (the "GS Credit Agreement"). However, the Company, as the parent entity, is neither a borrower nor a guarantor of this aforementioned debt. The Company's subsidiaries that are borrowers or guarantors are referred to as the "Borrowers."

The December 2018 modification of the Senior Credit Agreement and the GS Credit Agreement (collectively, the "Third Amendment") included a delayed draw basis amount of $70.0 million. Until the additional $70.0 million, net of a $350,000 discount, was drawn in March 2019, the Borrowers were assessed a fee on the undrawn amounts. This fee amounted to $0.4 million in the first quarter of 2019.

At June 30, 2019, the Senior Credit Agreement has a maximum borrowing amount of $422.5 million consisting of a $397.5 million term loan and a $25.0 million revolving credit facility. The allowed borrowings amount under the GS Credit Agreement is $80.0 million, excluding payment-in-kind interest.

The Senior Credit Facility mature on January 3, 2023, with the exception of the revolving credit facility which expires on January 2, 2022. Any amounts outstanding under the revolving credit facility must be paid in full before the maturity date of January 2, 2022. The GS Credit Agreement matures on July 3, 2023.

At June 30, 2019, there was $14.0 million outstanding on the revolving credit facility; no amount was outstanding as of December 31, 2018. The variable interest rate on the revolving credit facility was 7.4% at June 30, 2019. Undrawn commitment for a letter of credit under the revolving credit facility was approximately $0.1 million.

As a result of the Third Amendment, borrowings under the Senior Credit Agreement are subject to an applicable margin, or percentage per annum, equal to: (i) with respect to Initial Term Loans, (a) for LIBOR Rate Loans, 5.00% per annum and (b) for Base Rate Loans, 4.00% per annum; and (ii) with respect to Revolving Loans (a) for LIBOR Rate Loans and Letter of Credit fees, 5.00% per annum, (b) for Base Rate Loans, 4.00% per annum, and (c) for unused commitment fees, 0.50% per annum.

Under the Senior Credit Agreement, the Borrowers are required to make quarterly principal payments of approximately $1.0 million. Additionally, the Borrowers may be obligated to make certain additional mandatory prepayments based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayment was due for the year ended December 31, 2018.

Contractual principal payments for long-term debt, excluding amounts outstanding on the revolving credit agreement, due after June 30, 2019 are as follows:

(in thousands)
Twelve-month period ending June 30,	Principal Due

2020	$4,007
2021	4,007
2022	4,007
2023	378,819
2024	92,495
Total	$483,335

For the six months ended June 30, 2019 and June 30, 2018, payment-in-kind (PIK) interest under the GS Credit Agreement added $2.5 million and $2.4 million, respectively, to the principal amount of the subordinated debt.

For the quarters ended June 30, 2019 and June 30, 2018, interest expense, including amortization of deferred financing costs and debt discounts, was $10.8 million and $7.6 million, respectively, and these amounts for the six month ended June 30, 2019 and June 30, 2018, were $20.1 million and $14.6 million, respectively. Deferred financing costs and debt discounts are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Interest expense related to amortization of deferred finance costs and debt discounts was approximately $0.4 million and $0.3 million for the quarters ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.7 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Covenants

The Senior Credit Agreement and the GS Credit Agreement, as amended, contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. Substantially all of the Borrowers' assets are pledged as collateral under the Senior Credit Agreement and GS Credit Agreement. The Borrowers are also required to comply with certain restrictions on their Total Net Leverage Ratio (as defined in the Senior Credit Agreement and GS Credit Agreement). As of June 30, 2019 and December 31, 2018, the Borrowers were in compliance with the covenants.

8.    INCOME TAXES

Prior to July 25, 2018, substantially all of the Company's operations were conducted through pass-through entities for income tax purposes, and as such the Company had no material income tax accounting reflected in its financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to unconsolidated owners. Effective July 25, 2018, the Company is a "C Corp" and reports its income and deductions for income tax purposes. Accordingly, effective July 25, 2018, the consolidated financial statements of the Company reflect the accounting for income taxes in accordance with ASC 740, Income Taxes. The Company's unaudited condensed consolidated financial statements for the quarter and six months ended June 30, 2018 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had the Company been subject to federal and state income taxes.

Valuation Allowance for Deferred Income Tax Assets

The Company considers all available positive and negative evidence to determine whether sufficient taxable income will be generated in the future to permit realization of the existing deferred tax assets. In accordance with the provisions of ASC 740, Income Taxes (“ASC 740"), the Company is required to provide a valuation allowance against deferred tax assets when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.
Among other provisions, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 163(j) to create limitations on the deductibility of business interest expense. Section 163(j) limits the business interest deduction to 30% of adjusted taxable income (ATI). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization (EBITDA). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes (EBIT), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely.
With respect to recording a deferred tax benefit for the carryforward of business interest, the Company is required to apply the “more likely than not” threshold for assessing recoverability.  Based on management’s assessment, the Company recorded a valuation allowance in the second quarter of 2019 of $7.9 million for the business interest carryover comprised of (i) a discrete provision of $2.7 million associated with the 2018 business interest deferred tax asset and (ii) a provision of $5.2 million associated with the 2019 excess business interest. This $7.9 million provision is included in income tax expense in the Company’s unaudited condensed consolidated statements of operations for the quarter and six months ended June 30, 2019.

The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis and, as a result, the valuation allowance may change in future periods.

Uncertain Tax Positions
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of June 30 2019, the net amount of our unrecognized tax benefits was not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2015 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2014 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

9.    COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with inside and outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows.

Contingent Consideration for Acquisitions

For information on recognized contingent consideration related to prior business acquisitions, see Note 14, Fair Value.

Under GAAP that applies to asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable. For the Company's acquisition of certain merchant portfolio assets from Direct Connect Merchant Services, LLC in December 2018, the purchase price includes cash contingent consideration of up to approximately $7.3 million, determinable over a period that ends on December 31, 2019. For a separate asset acquisition from another entity that occurred in March 2019 for certain merchant portfolio residual rights (Note 2, Acquisitions and Contributions of Assets), the purchase price includes cash contingent consideration of up to $6.4 million covering a period of time that extends three years from the date of acquisition. Any additional purchase price, if any, will be accounted for when payment to the seller becomes probable and it will be added to the carrying value of the asset.

Commitment to Lend

See Note 10, Related Party and Other Transactions, for information on a loan commitment extended by the Company to another entity.

10.    RELATED PARTY AND OTHER TRANSACTIONS

See Note 2, Acquisitions and Contributions of Assets, for information about the acquisitions of certain assets and liabilities of eTab and Cumulus.
On May 22, 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company loaned the entity $3.0 million, with a commitment to loan up to $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or at June 30, 2019.

11.    RECONCILIATION OF STOCKHOLDERS' EQUITY (DEFICIT) AND NON-CONTROLLING INTEREST

The following tables provide a reconciliation of the beginning and ending carrying amounts of equity (deficit) attributable to stockholders of the Company, and equity attributable to non-controlling interest for the periods presented:

(in thousands)										Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	Non-Controlling Interest
	Preferred Stock				Common Stock			Treasury Stock
	Shares		Amount		Shares		Amount	Shares	Amount
													—
January 1, 2018	—		$—		73,110		$73	—	$—	$—	$(90,228)	$(90,155)	$—
Distribution to members (a)	—		—		—		—	—	—	(188)	(3,836)	(4,024)	—
Member redemption (a)	—		—		(12,565)		(13)	—	—	—	(64,890)	(64,903)	—
Pro-rata adjustment for redemption (a)	—		—		(724)		—	—	—	—	—	—	—
Equity-based compensation	—		—		—		—	—	—	188	—	188	—
Net loss	—		—		—		—	—	—	—	(3,177)	(3,177)	—
March 31, 2018	—		—		59,821		60	—	—	—	(162,131)	(162,071)	—
Distribution to members (a)	—	—	—	—	—	—	—	—	—	(607)	(1,707)	(2,314)	—
Equity-based compensation	—	—	—		250		—	—	—	607	—	607	—
Net loss	—		—		—		—	—	—	—	(5,628)	(5,628)	—
June 30, 2018	—		$—		60,071		$60	—	$—	$—	$(169,466)	$(169,406)	$—

January 1, 2019	—		$—		67,038		$67	—	$—	$—	$(85,540)	$(85,473)	$—
Equity-based compensation	—		—		—		—	—	—	1,160	—	1,160	—
Warrant redemptions	—		—		420		(b)	—	—	(b)	—	—	—
Net loss	—		—		—		—	—	—	—	(6,446)	(6,446)	—
Issuance of non-controlling interest	—		—		—		—	—	—	—	—	—	5,654
March 31, 2019	—		—		67,458		67	—	—	1,160	(91,986)	(90,759)	5,654
Equity-based compensation	—		—		—		—	—	—	1,023	—	1,023	—
Repurchases of common stock	—		—		(451)		—	451	(2,388)	—	—	(2,388)	—
Net loss	—		—		—		—	—	—	—	(14,130)	(14,130)	—
June 30, 2019	—		$—		67,007		$67	451	$(2,388)	$2,183	$(106,116)	$(106,254)	$5,654

(a) Before reverse acquisition and recapitalization on July 25, 2018. See "Corporate Matters" in Note 1, Nature of Business and Basis of Presentation.
(b) Par value of the common shares issued in connection with the warrant exchange rounds to less than one thousand dollars (see Note 12, Equity).

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2019 and December 31, 2018, the Company has not issued any shares of preferred stock.

12.    EQUITY

Repurchases of the Company's Common Stock

During the second quarter of 2019, the Company repurchased a total of 451,224 shares of its common stock at an average price of $5.29 per share. Total cash paid by the Company was approximately $2.4 million. The repurchases were authorized under a December 2018 resolution by the Company's board of directors, which expired during the second quarter of 2019.

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

Earn-Out Consideration

An additional 9.8 million common shares may be issued under the Company's Earn-Out Incentive Plan. For the first earn-out of up to 4.9 million common shares, consolidated adjusted EBITDA (as defined in the Earn-Out Incentive Plan) of the Company must have been no less than $82.5 million for the year ended December 31, 2018 and the Company's stock price must trade in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out of up to 4.9 million common shares, consolidated adjusted EBITDA of the Company must be no less than $91.5 million for the year ending December 31, 2019 and the Company's stock price must trade in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met. As of June 30, 2019 and December 31 2018, none of the 9.8 million shares have been earned. Any unvested shares issued to management or directors under compensation plans will be expensed under the provisions of ASC 718, Stock Compensation.

13.    EQUITY-BASED COMPENSATION PLANS

The Company has three equity-based compensation plans: 2018 Equity Incentive Plan; Earnout Incentive Plan; and 2014 Management Incentive Plan. Total equity-based compensation expense for the quarters ended June 30, 2019 and June 30, 2018 was approximately $1.0 million and $0.6 million, respectively, and was $2.2 million and $0.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. This expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. Expense recognized by plan was as follows:

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

2018 Equity Incentive Plan	$841	$—	$1,765	$—
2014 Management Incentive Plan	182	607	418	795
Earnout Incentive Plan	—	—	—	—
Total	$1,023	$607	$2,183	$795

Grants under the 2018 Equity Incentive Plan began to vest in July 2019.

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

GS Warrants

In connection with the GS Credit Agreement, warrants issued by Holdings to GS for the purchase of Holdings' Class A common units (each, a "GS Warrant" and collectively, the "GS Warrants") were issued, canceled, and replaced at various times in 2018 and prior years. During the first quarter of 2018, a GS Warrant for the purchase of 1.8% of Holdings' outstanding Class A common units was replaced by a GS Warrant to purchase of 2.2% of Holdings' Class A common units. This new GS Warrant had a term of 7 years, an exercise price of $0, and could be exercised at any time prior to expiration date. Since the obligation was based solely on the fact that the 2.2% interest in the equity of Holdings was fixed and known at inception as well as the fact that GS could exercise the GS Warrant with a settlement in cash any time prior to the expiration date of December 31, 2023, the outstanding GS Warrant was required to be recorded as a liability. At June 30, 2018, the outstanding GS Warrant had a fair value of $12.8 million. A $3.5 million increase in the fair value of the GS Warrant for the quarter and six months ended June 30, 2018, respectively, is included in Other, net in the accompanying unaudited condensed consolidated statements of operations. The GS Warrant was redeemed in full on July 25, 2018.

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

Contingent Consideration Issued in 2018 Business Combinations

The estimated fair values of contingent consideration related to the Priority Payment Systems Tech Partners and Priority Payment Systems Northeast business acquisitions are based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. Both of these acquisitions occurred during the third quarter of 2018. At June 30, 2019 and December 31, 2018, the total fair value of the contingent consideration for both acquisitions was approximately $1.0 million, which was not materially different than the fair values on their original measurement dates.

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that were classified as Level 3 in the fair value hierarchy for the periods indicated:

(in thousands)
	Contingent Consideration	Warrant Liability

Balance at January 1, 2018	$—	$8,701
Extinguishment of GS 1.8% warrant liability	—	(8,701)
GS 2.2% warrant liability	—	12,182
Balance at March 31, 2018	—	12,182

Adjustment to fair value included in earnings	—	591
Balance at June 30, 2018	$—	$12,773

Balance at January 1, 2019	$980	$—
Fair value adjustments	—	—
Balance at March 31, 2019	980	—
Fair value adjustments	—	—
Balance at June 30, 2019	$980	$—

There were no transfers among the fair value levels during the quarters or six months ended June 30, 2019 and June 30, 2018.

Fair Value Disclosures (Level 3 in the fair value hierarchy)

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company believes that all of its notes receivable are collectible. The fair value of the Company's notes receivable at June 30, 2019 and December 31, 2018 was approximately $4.9 million and $1.8 million, respectively.

Debt Obligations

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

15.    SEGMENT INFORMATION

The Company has three reportable segments that are reviewed by the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer and Chairman. The Consumer Payments operating segment and the Integrated Partners operating segments are each reported as separate reportable segments. The Commercial Payments and Institutional Services (sometimes referred to as Managed Services) operating segments are aggregated into one reportable segment, Commercial Payments.

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

•
Commercial Payments – represents services provided to certain enterprise customers, including outsourced sales force to those customers and accounts payable automation services to commercial customers.

•	Integrated Partners – represents payment adjacent services that are provided primarily to the health care and residential real estate industries.

Corporate includes costs of corporate functions and shared services not allocated to our reportable segments. During the fourth quarter of 2018, the Company adjusted its methodology of allocating certain corporate overhead costs to its reportable segments. All prior periods presented have been adjusted to reflect the current allocation methodology.

Prior to second quarter of 2019, the Integrated Partners operating segment was aggregated with the Commercial Payments and Institutional Services operating segments and reported as one aggregated reportable segment. In the second quarter of 2019, the Integrated Partners operating segment is no longer aggregated with the Commercial Payments and Institutional Services operating segments. All comparative periods have been adjusted to reflect the current three reportable segments.

Information on reportable segments and reconciliations to consolidated revenue, consolidated income from operations, and consolidated depreciation and amortization are as follows for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Consumer Payments	$92,249	$97,732	$182,071	$206,713
Commercial Payments	7,099	6,883	14,075	13,498
Integrated Partners	8,077	147	11,256	147
Consolidated Revenue	$107,425	$104,762	$207,402	$220,358

Income (loss) from operations:
Consumer Payments	$7,363	$10,346	$15,082	$25,561
Commercial Payments	(282)	(377)	(733)	(704)
Integrated Partners	572	(202)	339	(202)
Corporate	(5,217)	(6,562)	(11,286)	(13,572)
Consolidated income from operations	$2,436	$3,205	$3,402	$11,083

Depreciation and amortization:
Consumer Payments	$8,105	$3,646	$15,913	$7,082
Commercial Payments	81	144	179	284
Integrated Partners	1,096	—	1,787	—
Corporate	479	223	807	414
Consolidated depreciation and amortization	$9,761	$4,013	$18,686	$7,780

A reconciliation of total income from operations of reportable segments to the Company's net loss is provided in the following table:

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30
	2019	2018	2019	2018

Total income from operations of reportable segments	$7,653	$9,767	$14,688	$24,655
Corporate	(5,217)	(6,562)	(11,286)	(13,572)
Interest expense	(10,776)	(7,630)	(20,139)	(14,559)
Plus (less) other, net	138	(1,203)	365	(5,329)
Income tax expense	(5,928)	—	(4,204)	—
Net loss	$(14,130)	$(5,628)	$(20,576)	$(8,805)

The Company was not significantly reliant upon any single customer for the quarter and six months ended June 30, 2019 and June 30, 2018. Substantially all revenue is generated in the United States.

16.     LOSS PER SHARE

The following tables set forth the computation of the Company's loss per share:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(14,130)	$(5,628)	$(20,576)	$(8,805)
Less: Distributions to participating securities	—	—	—	(45)
Net loss attributable to common stockholders	$(14,130)	$(5,628)	$(20,576)	$(8,850)

Denominator:
Weighted-average shares outstanding	67,094	56,568	67,161	57,556

Basic and diluted loss per share	$(0.21)	$(0.10)	$(0.31)	$(0.15)

The following potential common share equivalents at the end of the period were excluded from diluted loss per share since the Company had a net loss for the periods indicated:

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Warrants on Class A Common Units	—	1,244	—	1,244
Equity units issued under the 2014 Management Incentive Plan	(a)	266	(a)	266
Restricted stock awards	238	—	238	—
Stock options	2,047	—	2,047	—
Earnout incentive awards	95	—	95	—

(a) At June 30, 2019, a total of 3,046,611 shares of issued and outstanding common stock of the Company are held in beneficial ownership for eligible participants of the 2014 Management Incentive Plan. These shares are included in basic and diluted loss per share calculations for the quarter and six months ended June 30, 2019.

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

Terms Used in this Quarterly Report on Form 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the terms "Company," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results for the quarter ended June 30, 2019 (or second quarter of 2019) compared to the quarter ended June 30, 2018 (or second quarter of 2018), and the six-month period ended June 30, 2019 (or first half of 2019) compared to the six-month period ended June 30, 2018 (or first half of 2018). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Annual Report.

Our revenue for the quarter and six months ended June 30, 2019 has been negatively affected by the closure of high-margin accounts with certain subscription-billing e-commerce merchants. The closure of merchants in this channel was due to industry-wide changes for enhanced card association compliance. This revenue, which is entirely within our Consumer Payments reportable segment, was $1.7 million and $14.4 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $5.6 million and $46.0 million for the first six months of 2019 and 2018, respectively. Our income from operations associated with these merchants was $0.7 million and $4.2 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $2.3 million and $14.2 million for the first six months of 2019 and 2018, respectively.

In addition to the impact of the closures of certain merchants described above, our income from operations for the quarter and six months ended June 30, 2019 has been negatively affected by certain expenses largely associated with our July 25, 2018 business combination (the "Business Combination"), conversion to a public company, certain legal matters, and in the second quarter of 2019, expenses associated with temporary transition services from YapStone related to the March 2019 asset acquisition. These expenses were approximately $1.6 million and $3.4 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $2.8 million and $6.8 million for the first six months of 2019 and 2018, respectively.

Quarter Ended June 30, 2019 compared to Quarter Ended June 30, 2018

	Quarter Ended June 30,
	2019	2018	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$99,145	$96,736	$2,409	2.5%
Outsourced services and other	8,280	8,026	254	3.2%
Total revenue	107,425	104,762	2,663	2.5%

OPERATING EXPENSES:
Costs of merchant card fees	72,609	75,587	(2,978)	(3.9)%
Costs of outsourced services and other	4,677	4,667	10	0.2%
Salary and employee benefits	10,356	9,442	914	9.7%
Depreciation and amortization	9,761	4,013	5,748	143.2%
Selling, general and administrative	7,586	7,848	(262)	(3.3)%
Total operating expenses	104,989	101,557	3,432	3.4%

Income from operations	2,436	3,205	(769)	(24.0)%

OTHER INCOME (EXPENSES):
Interest expense	(10,776)	(7,630)	(3,146)	41.2%
Other, net	138	(1,203)	1,341	(111.5)%
Total other expenses, net	(10,638)	(8,833)	(1,805)	20.4%

Loss before income taxes	(8,202)	(5,628)	(2,574)	45.7%

Income tax expense	5,928	—	5,928	nm

Net loss	$(14,130)	$(5,628)	$(8,502)	151.1%

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$190,974	$204,746	$(13,772)	(6.7)%
Outsourced services and other	16,428	15,612	816	5.2%
Total revenue	207,402	220,358	(12,956)	(5.9)%

OPERATING EXPENSES:
Costs of merchant card fees	140,480	158,400	(17,920)	(11.3)%
Costs of outsourced services and other	9,243	9,043	200	2.2%
Salary and employee benefits	21,255	18,414	2,841	15.4%
Depreciation and amortization	18,686	7,780	10,906	140.2%
Selling, general and administrative	14,336	15,638	(1,302)	(8.3)%
Total operating expenses	204,000	209,275	(5,275)	(2.5)%

Income from operations	3,402	11,083	(7,681)	(69.3)%

OTHER INCOME (EXPENSES):
Interest expense	(20,139)	(14,559)	(5,580)	38.3%
Other, net	365	(5,329)	5,694	nm
Total other expenses, net	(19,774)	(19,888)	114	(0.6)%

Loss before income taxes	(16,372)	(8,805)	(7,567)	85.9%

Income tax expense	4,204	—	4,204	nm

Net loss	$(20,576)	$(8,805)	$(11,771)	133.7%

The following table shows our reportable segments' financial performance data and selected performance measures for the second quarter of 2019 compared to the second quarter of 2018:

(in thousands)	Quarter Ended June 30,
	2019	2018	Change	% Change

Consumer Payments:
Revenue	$92,249	$97,732	$(5,483)	(5.6)%
Operating expenses	84,886	87,386	(2,500)	(2.9)%
Income from operations	$7,363	$10,346	$(2,983)	(28.8)%
Operating margin	8.0%	10.6%
Depreciation and amortization	$8,105	$3,646	$4,459	122.3%

Key Indicators:
Merchant bankcard processing dollar value	$10,774,149	$9,820,496	$953,653	9.7%
Merchant bankcard transaction volume	130,146	120,020	10,126	8.4%

Commercial Payments:
Revenue	$7,099	$6,883	$216	3.1%
Operating expenses	7,381	7,260	121	1.7%
Loss from operations	$(282)	$(377)	$95	(25.2)%
Operating margin	(4.0)%	(5.5)%
Depreciation and amortization	$81	$144	$(63)	(43.8)%

Key Indicators:
Merchant bankcard processing dollar value	$74,528	$61,867	$12,661	20.5%
Merchant bankcard transaction volume	29	30	(1)	(3.3)%

Integrated Partners:
Revenues	$8,077	$147	$7,930	nm
Operating expenses	7,505	349	7,156	nm
Income (loss) from operations	$572	$(202)	$774	nm
Operating margin	7.1%	(137.4)%
Depreciation and amortization	$1,096	$—	$1,096	nm

Key Indicators:
Merchant bankcard processing dollar value	$106,162	$—	$106,162	nm
Merchant bankcard transaction volume	363	—	$363	nm

Income from operations of reportable segments	$7,653	$9,767	$(2,114)	(21.6)%
Less: Corporate expenses	(5,217)	(6,562)	1,345	(20.5)%
Consolidated income from operations	$2,436	$3,205	$(769)	(24.0)%
Corporate depreciation and amortization	$479	$223	$256	114.8%

Key indicators:
Merchant bankcard processing dollar value	$10,954,839	$9,882,363	$1,072,476	10.9%
Merchant bankcard transaction volume	130,538	120,050	10,488	8.7%

The following table shows our reportable segments' financial performance data and selected performance measures for the first half of 2019 compared to the first half of 2018:

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	% Change

Consumer Payments:
Revenue	$182,071	$206,713	$(24,642)	(11.9)%
Operating expenses	166,989	181,152	(14,163)	(7.8)%
Income from operations	$15,082	$25,561	$(10,479)	(41.0)%
Operating margin	8.3%	12.4%
Depreciation and amortization	$15,913	$7,082	$8,831	124.7%

Key Indicators:
Merchant bankcard processing dollar value	$20,984,904	$18,904,723	$2,080,181	11.0%
Merchant bankcard transaction volume	251,030	230,425	20,605	8.9%

Commercial Payments:
Revenue	$14,075	$13,498	$577	4.3%
Operating expenses	14,808	14,202	606	4.3%
Loss from operations	$(733)	$(704)	$(29)	4.1%
Operating margin	(5.2)%	(5.2)%
Depreciation and amortization	$179	$284	$(105)	(37.0)%

Key Indicators:
Merchant bankcard processing dollar value	$144,426	$117,403	$27,023	23.0%
Merchant bankcard transaction volume	58	56	2	3.6%

Integrated Partners:
Revenues	$11,256	$147	$11,109	nm
Operating expenses	10,917	349	10,568	nm
Income (loss) from operations	$339	$(202)	$541	nm
Operating margin	3.0%	(137.4)%
Depreciation and amortization	$1,787	$—	$1,787	nm

Key Indicators:
Merchant bankcard processing dollar value	$140,147	$—	$140,147	nm
Merchant bankcard transaction volume	492	—	492	nm

Income from operations of reportable segments	$14,688	$24,655	$(9,967)	(40.4)%
Less: Corporate expenses	(11,286)	(13,572)	2,286	(16.8)%
Consolidated income from operations	$3,402	$11,083	$(7,681)	(69.3)%
Corporate depreciation and amortization	$807	$414	$393	94.9%

Key indicators:
Merchant bankcard processing dollar value	$21,269,477	$19,022,126	$2,247,351	11.8%
Merchant bankcard transaction volume	251,580	230,481	21,099	9.2%

Revenue

Second Quarter of 2019 compared to Second Quarter of 2018

For the second quarter of 2019, our consolidated revenue increased by $2.7 million, or 2.5%, from the second quarter of 2018 to $107.4 million. This increase was driven by a $7.9 million increase in revenue from our Integrated Partners segment, driven by the YapStone, Inc. ("YapStone") asset acquisition that occurred in March 2019. This increase in revenue for Integrated Partners was partially offset by a $5.5 million decrease, or 5.6%, in revenue in our Consumer Payments segment. Revenue in our Commercial Payments segment increased by $0.2 million, or 3.1%. Consolidated merchant bankcard processing dollar value and merchant bankcard transactions increased 10.9% and 8.7%, respectively.

The decrease in second quarter of 2019 revenue in our Consumer Payments segment was due to a decrease of $12.7 million from certain subscription-billing e-commerce merchants. Excluding this impact, revenue grew $7.2 million, or 8.7%, driven by growth in bankcard processing dollar value and merchant bankcard transactions of 9.7% and 8.4%, respectively. The higher merchant bankcard processing dollar value and transaction volume for the second quarter of 2019 were mainly due to the continuation of strong consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction (calculated by dividing bankcard processing volume by the associated number of transactions processed) of $82.79 increased 1.2% for the second quarter of 2019 from $81.82 for the second quarter of 2018.

Commercial Payments revenue for the second quarter of 2019 increased by $0.2 million, or 3.1%. Revenue from CPX accounts payable automated solutions of $1.8 million in the second quarter of 2019 increased 58.5% compared to the 2018 second quarter. Revenue from curated managed services programs of $5.3 million in the second quarter of 2019 declined by $0.5 million compared with the 2018 second quarter. The managed services decline was largely driven by lower incentive revenue in the second quarter of 2019.

Revenue in our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, was $8.1 million for the second quarter of 2019. A substantial portion of this segment's activities started after second quarter of 2018 through several business and asset acquisitions. Priority Real Estate Technology ("PRET") comprised $7.6 million of this reportable segment’s revenue in the second quarter of 2019. PRET is comprised primarily of the assets acquired from YapStone in March 2019 and the net assets acquired from RadPad Holdings, Inc. in July 2018. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, which commenced operations in April 2018 and February 2019, respectively, comprised the remainder of this reportable segment’s revenue.

First Half of 2019 compared to First Half of 2018

For the first half of 2019, our consolidated revenue declined by $13.0 million, or 5.9%, from $220.4 million to $207.4 million. This decline reflects a decrease of $24.6 million in our Consumer Payments segment, partially offset by increases in our Integrated Partners segment and Commercial Payments segment of $11.1 million and $0.6 million, respectively. Consolidated merchant bankcard processing dollar value and merchant bankcard transactions increased 11.8% and 9.2%, respectively.

The decrease in the first half of 2019 revenue in our Consumer Payments segment was due to a decrease of $40.5 million from certain subscription-billing e-commerce merchants. Excluding this impact, revenue grew by $15.8 million, or 9.8%, driven by growth in bankcard processing dollar value and merchant bankcard transactions of 11.0% and 8.9%, respectively. The higher merchant bankcard processing dollar value and transaction volume for the first half of 2019 were mainly due to the continuation of strong consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction (calculated by dividing bankcard processing volume by the associated number of transactions processed) of $83.60 increased 1.9% for the first half of 2019 from $82.04 for the first half of 2018.

Commercial Payments segment revenue for the first half of 2019 increased by $0.6 million, or 4.3%, compared to the first half of 2018. This growth was driven by our CPX accounts payable automated solutions services, which grew $1.2 million, or 57.2%. Revenue from our curated managed services programs declined by $0.6 million compared to the first half of 2018, driven by lower incentive revenue in the first half of 2019.

Revenue in our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, was $11.3 million for the first half of 2019. A substantial portion of this segment's activities started after the second quarter of 2018 through several business and asset acquisitions. Priority Real Estate Technology comprised $10.3 million of this reportable segment’s revenue in the first half of 2019. PRET is comprised primarily of the assets acquired from YapStone in March 2019 and the net assets acquired from RadPad Holdings, Inc. in July 2018. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, which commenced operations in April 2018 and February 2019, respectively, comprised the remainder of this reportable segment’s revenue.

Operating expenses

Second Quarter of 2019 compared to Second Quarter of 2018

Our consolidated operating expenses increased $3.4 million, or 3.4%, from $101.6 million for the second quarter of 2018 to $105.0 million for the second quarter of 2019. This overall increase was driven by a $5.7 million increase in depreciation and amortization expense related primarily to acquired merchant portfolios and intangible assets related to business combinations and asset acquisitions made after the second quarter of 2018, and internally developed software related to the MX Connect and CPX platforms. This increase was partially offset by a $3.0 million, or 3.9%, decrease in the cost of merchant fees. This decrease in cost of merchant fees was related to the corresponding decrease in revenue from our Consumer Payments segment and by lower costs attributable to the acquisitions of residual portfolio commission rights, partially offset by growth in processing volume. Costs of merchant card fees, as a percentage of merchant card fee revenue, dropped by 490 basis points for second quarter of 2019 compared to the second quarter of 2018.

Our consolidated selling, general, and administrative ("SG&A") expenses decreased overall by $0.3 million, or 3.3%, for the second quarter of 2019 compared to the second quarter of 2018, driven by a $2.6 million decrease in certain expenses in Corporate largely associated with our 2018 Business Combination, conversion to a public company, and certain legal matters. This decrease was partially offset by $0.7 million of expenses for temporary transition services related to integration of the March 2019 acquisition of the YapStone assets.

Consolidated salary and employee benefits increased $0.9 million, or 9.7%, for the second quarter of 2019 compared to the second quarter of 2018. This increase was related to additional headcount in corporate and operations functions and from business acquisitions made after the second quarter of 2018, plus an increase of $0.4 million in non-cash equity-based compensation for the second quarter of 2019.

First Half of 2019 compared to First Half of 2018

Our consolidated operating expenses decreased $5.3 million, or 2.5%, from $209.3 million for the first half of 2018 to $204.0 million for the first half of 2019. This overall decrease was primarily the result of a $17.9 million, 11.3%, decrease in the cost of merchant fees related to the corresponding decrease in merchant card fees revenue and by lower costs attributable to the acquisitions of residual portfolio commission rights. Costs of merchant card fees, as a percentage of merchant card fee revenue, dropped by 380 basis points for first half of 2019 compared to the first half of 2018. This overall decrease for the first half of 2019 was partially offset by a $10.9 million increase in depreciation and amortization expense for acquired merchant portfolios and intangible assets related to business combinations and asset acquisitions made after the first half of 2018, and by internally developed software related to the MX Connect and CPX platforms.

Our consolidated SG&A expenses decreased by $1.3 million, or 8.3%, for the first half of 2019 compared to the first half of 2018, driven by a $4.7 million decrease in certain expenses in Corporate largely associated with our 2018 Business Combination, conversion to a public company, and certain legal matters. This decrease was partially offset by $0.7 million of expenses for temporary transition services related to integration of the March 2019 acquisition of the YapStone assets.

Consolidated salary and employee benefits increased by $2.8 million, or 15.4%, for the first half of 2019 compared to the first half of 2018. This increase was related to additional headcount in corporate and operations functions and from business acquisitions made after the first half of 2018, plus an increase of $1.4 million in non-cash equity-based compensation for the first half of 2019.

Income from operations

Second Quarter of 2019 compared to Second Quarter of 2018

Consolidated income from operations decreased $0.8 million, or 24.0%, for the second quarter of 2019 compared to the second quarter of 2018. Our consolidated operating margin for the second quarter of 2019 was 2.3% compared to 3.1% for the second quarter of 2018. This margin decrease was driven by the loss of certain subscription-billing e-commerce merchants and the increases in operating expenses as previously discussed.

Our Consumer Payments reportable segment contributed $7.4 million in income from operations for the second quarter of 2019, a decrease of $3.0 million, or 28.8%, from $10.3 million for the second quarter of 2018. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $0.7 million and $4.2 million of income from operations in second quarters of 2019 and 2018, respectively, partially offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume. The decrease in this segment's income from operations was also impacted by an increase of $4.5 million in depreciation and amortization expense for merchant portfolios acquired primarily after the second quarter of 2018.

Our Commercial Payments reportable segment incurred a $0.3 million loss from operations for the second quarter of 2019, similar to the $0.4 million loss from operations for the second quarter of 2018.

Our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, contributed $0.6 million in income from operations for the second quarter of 2019 compared to a loss from operations of $0.2 million in the second quarter of 2018. The growth in 2019 is largely attributable to the YapStone assets acquired in late first quarter of 2019. Operating results for second quarter included depreciation and amortization expense of $1.1 million primarily related to the YapStone assets acquired. Other operating expenses in the second quarter of 2019 included $0.7 million for transition services related to the acquired YapStone assets.

Corporate expenses were 5.2 million for the second quarter of 2019, a decrease of $1.3 million from expenses of $6.6 million for the second quarter of 2018. Included in these amounts are certain expenses largely related to the Business Combination, conversion to a public company, and certain legal matters of $0.8 million and $3.4 million for the second quarters of 2019 and 2018, respectively. This decrease was partially offset by increases in accounting and tax services and other SG&A expenses.

First Half of 2019 compared to First Half of 2018

Consolidated income from operations decreased by $7.7 million, or 69.3%, from $11.1 million for the first half of 2018 to $3.4 million for the first half of 2019. Our consolidated operating margin for the first half of 2019 was 1.6% compared to 5.0% for the first half of 2018. This overall margin decrease was driven by the loss of certain subscription-billing e-commerce merchant, partially offset by the overall decrease in consolidated operating expenses, as previously discussed.

Our Consumer Payments reportable segment contributed $15.1 million in income from operations for the first half of 2019, a decrease of $10.5 million, or 41.0%, from the $25.6 million for the first half of 2018. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $2.3 million and $14.2 of income from operations in first half of 2019 and 2018, respectively, partially offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume. The decrease in this segment's income from operations was also impacted by an increase of $8.8 million in depreciation and amortization expense for merchant portfolios acquired primarily after the first half of 2018.

Our Commercial Payments reportable segment incurred a loss from operations of approximately $0.7 million for both the first half of 2019 and 2018.

Our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, contributed $0.3 million in income from operations for the first half of 2019 compared to a loss of $0.2 million in the first half of 2018. The growth in 2019 is largely attributable to the YapStone assets acquired in late first quarter of 2019. Operating results for first half of 2019 included depreciation and amortization expense of $1.8 million primarily related to the YapStone assets acquired. Other operating expenses in the second quarter of 2019 included $0.7 million for transition services related to the acquired YapStone assets.

Corporate expenses were $11.3 million for the first half of 2019, a decrease of $2.3 million from expenses of $13.6 million for the first half of 2018. Included in these amounts are certain expenses largely related to the Business Combination, conversion to a public company, and certain legal matters of $2.0 million and $6.8 million for the first half of 2019 and 2018, respectively. This decrease was partially offset by increases in accounting and tax services and other SG&A expenses.

Interest expense

Interest expense, which includes the amortization of deferred debt issuance costs and discount, increased by $3.1 million, or 41.2%, to $10.8 million in the second quarter of 2019 from $7.6 million in the second quarter of 2018. For the first of half of 2019, interest expense increase by $5.6 million, or 38.3%, to $20.1 million from $14.6 million from the first half of 2018. These increases in 2019 were primarily due to higher outstanding borrowings in 2019 driven by acquisition financing.

Other, net

Other, net resulted in income of $0.1 million in the second quarter of 2019 compared to an expense of $1.2 million for the second quarter of 2018. Second quarter of 2018 included a $0.8 charge related to the Company's share of losses in a former equity-method investee and a $0.6 million of expense primarily related to write off of loan costs related to extinguished debt.

Other, net resulted in income of $0.4 million in the first half of 2019 compared to an expense of $5.3 million for the first half of 2018. The first half of 2018 included a charge of $3.5 related to the change in fair value of the former Goldman Sachs warrant, a $0.9 charge related to the Company's share of loss and impairment in a former equity-method investee, and a $0.5 million expense to write off loan costs related to extinguished debt.

Income taxes

We assess all available positive and negative evidence to estimate whether sufficient taxable income will be generated in the future to permit use of the existing deferred tax assets. ASC 740, Income Taxes ("ASC 740"), requires that all sources of future taxable income be considered in making this determination. The Tax Cuts and Jobs Act of 2017 amended section 163(j) of the Internal Revenue Code Section 163(j), as amended, limits the business interest deduction to 30% of adjusted taxable income (ATI). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization (EBITDA). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes (EBIT), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely.

With respect to recording a deferred tax benefit for the carryforward of business interest, GAAP applies a "more likely than not" threshold for assessing recoverability. On the basis of our assessment, as of June 30, 2019, we increased our valuation allowance by $7.9 million for our business interest carryover comprised of (i) a discrete provision of $2.7 million associated with our 2018 business interest deferred tax asset and (ii) a provision of $5.2 million associated with our 2019 excess business interest, which is reflected in the 2019 effective tax rate. This $7.9 million provision is included in income tax expense on our unaudited condensed consolidated statements of operations for the quarter and six months ended June 30, 2019.

We will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

We compute our interim period income tax expense (benefit) by using a forecasted estimated annual effective tax rate ("EAETR") and adjust for any discrete items arising during the interim period.  The EAETR for 2019 of 9.4% includes income tax benefit on pre-tax losses, offset by a tax provision related to establishment of a valuation allowance for deferred income tax on the 2019 portion of the Section 163(j) limitation.

Prior to July 25, 2018, substantially all of our operations were conducted through pass-through entities for income tax purposes, and as such we had no material income tax accounting reflected in our financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to our unconsolidated owners. Effective July 25, 2018, we became a "C Corp" in connection with our Business Combination and recapitalization events. Accordingly, effective July 25, 2018, our financial statements reflect the accounting for income taxes. Our financial statements for the quarter and six months ended June 30, 2018 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had we been subject to federal and state income taxes then.

Certain Non-GAAP Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

Consolidated EBITDA, which represents consolidated earnings (loss) before interest, income tax, and depreciation and amortization, is reconciled to net loss calculated under GAAP.

Consolidated Adjusted EBITDA starts with Consolidated EBITDA and further adjusts for certain non-cash, non-recurring or non-core expenses including: 1) non-cash equity-based compensation; 2) debt modification and extinguishment costs and warrant fair value changes; 3) certain legal expenses; 4) certain professional, accounting and consulting fees; and 5) temporary transition services related to acquisitions.

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

The non-GAAP reconciliations of Consolidated EBITDA, Consolidated Adjusted EBITDA, and Consolidated Earnout Adjusted EBITDA to consolidated net loss, the most directly comparable financial measures calculated and presented in accordance with GAAP, are shown in the table below:

(in thousands)	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Consolidated net loss (GAAP)	$(14,130)	$(5,628)	$(20,576)	$(8,805)
Add: Interest expense (1)	10,776	7,630	20,139	14,559
Add: Depreciation and amortization	9,761	4,013	18,686	7,780
Add: Income tax expense	5,928	—	4,204	—
Consolidated EBITDA (non-GAAP)	12,335	6,015	22,453	13,534
Further adjusted by:
Add: Non-cash equity-based compensation	1,023	607	2,183	795
Add: Debt modification/extinguishment costs and warrant fair value changes	—	590	—	4,853
Add: Certain legal expenses (2)	371	2,006	885	3,182
Add: Professional, accounting and consulting fees (3)	459	1,427	1,130	3,581
Add: Transition services for acquisition (4)	747	—	747	—
Consolidated Adjusted EBITDA (non-GAAP)	14,935	10,645	$27,398	$25,945
Further adjusted by:
Add: Pro-forma impact of acquisitions (5)	45	2,014	3,175	4,353
Add: Other professional and consulting fees	357	225	752	624
Add: Contracted revenue and savings	—	302	—	698
Add: Other tax expenses and other adjustments	5	1,026	(164)	1,229
Consolidated Earnout Adjusted EBITDA (non-GAAP) (6)	$15,342	$14,212	$31,161	$32,849

(1) Interest expense includes amortization of debt issuance costs and issue discounts.

(2) Legal expenses related to business and asset acquisition activity and settlement negotiation and other litigation expenses, as well as legal settlements.

(3) Primarily transaction-related, capital markets and accounting advisory services.

(4) Temporary transition services from YapStone related to the integration of the March 2019 asset acquisition.

(5) Each reporting period's year-to-date amounts are updated to reflect the pro forma impact of acquisitions as though they had taken place on January 1 of the year in which the acquisition occurred.

(6) Reflects definition in debt agreements entered into in connection with the January 2017 debt financing. Subsequent to the Business Combination, the Earnout Adjusted EBITDA of the Borrowers under the credit agreements excludes expenses of the Company's consolidated parent entity, which is neither a borrower nor a guarantor under the credit agreements. Earnout Adjusted EBITDA of the Borrowers was approximately $18.9 million and $38.4 million for the quarter and six months ended June 30, 2019, respectively.

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2018, the following key changes have occurred as of June 30, 2019.

Cash

Cash decreased by $10.1 million. For an explanation of the key drivers of this change, see the subsequent section, Liquidity and Capital Resources.

Intangible Assets

Intangible assets increased during the first half of 2019 by $71.2 million due to asset acquisitions, partially offset by amortization. For additional information, see Note 2, Acquisitions and Contributions of Assets, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Long-Term Debt

Long-term debt, excluding amounts outstanding under the revolving credit facility, increased by a net $70.7 million during the first half of 2019. This increase was driven by borrowings to acquire certain intangible assets. See Note 7, Long-Term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on credit facilities, available credit, and covenants.

Stockholders' Deficit

The deficit equity position attributable to the stockholders of the Company increased by $20.8 million, from a deficit of $85.5 million at December 31, 2018 to a deficit of $106.3 million at June 30, 2019. The primary driver of this change was the net loss of $20.6 million for the first half of 2019 and repurchased common stock at cost of $2.4 million, partially offset by a $2.2 million credit to additional paid-in capital for equity-based compensation. See Note 11, Equity Reconciliation, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our working capital, defined as current assets less current liabilities, was $2.5 million at June 30, 2019 and $21.1 million at December 31, 2018. As of June 30, 2019, we had cash totaling $5.5 million compared to $15.6 million at December 31, 2018. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds of $21.7 million at June 30, 2019 and $18.2 million at December 31, 2018.

At June 30, 2019, we had availability of approximately $11.0 million under our revolving credit facility.

The following tables and narrative reflect our changes in cash flows for the comparative quarterly periods.

(dollars in thousands)	Six Months Ended June 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$3,720	$14,920
Investing activities	(89,776)	(14,258)
Financing activities	79,437	(14,980)
Net decrease in cash and restricted cash	$(6,619)	$(14,318)

Cash Provided By Operating Activities

Net cash provided by operating activities in the first half of 2019 was $3.7 million compared to net cash provided of $14.9 million for the first half of 2018. The $11.2 million decrease for the first half of 2019 was principally the result of changes in working capital related to accounts receivable and account payable during 2019 and an increase in cash interest payments of $4.7 million.

Cash Used In Investing Activities

Net cash used in investing activities was $89.8 million and $14.3 million for the first half of 2019 and 2018, respectively. Cash used in investing activities for the first half of 2019 included $17.4 million used to acquire merchant portfolios and $63.8 million used to acquire certain assets from YapStone. Cash used to acquire property, equipment, and software amounted to $5.4 million and $5.7 million for the first half of 2019 and 2018, respectively.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $79.4 million for the first half of 2019 compared to net cash used in financing activities of $15.0 million in the first half of 2018. The amount for the first half of 2019 included a $69.7 million, net of issue discount, delayed draw under the credit facility under the senior credit agreement with a syndicate of lenders (the "Senior Credit Agreement") that was used to acquire certain assets from YapStone. Additionally, a $14.0 million draw under the revolving credit feature of our Senior Credit Agreement was used to partially fund a portfolio acquisition. Cash flow used in financing activities for the first half of 2018 was primarily driven by equity redemptions and distributions totaling $80.4 million, partially offset by proceeds from the issuance of long-term debt of $67.1 million.  The equity redemptions and distributions involved Priority Holdings, LLC before the Company's recapitalization on July 25, 2018.

Off-Balance Sheet Arrangements

See Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information about contingent consideration related to asset acquisitions.

See Note 10, Related Party and Other Transactions, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on a loan commitment made by us to another entity.

We have not entered into any other transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.

Commitments and Contractual Obligations

There have been no significant changes to our contractual obligations and commitments compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report, except for additional borrowings under our existing Senior Credit Agreement consisting of $70.0 million of term debt and $14.0 million under our revolving credit facility. For an updated schedule of debt repayments, see Note 7, Long-Term Debt, to the unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 2, Acquisitions and Contributions of Assets, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. There have been no material changes to these critical accounting policies and estimates as of June 30, 2019.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See Note 1, Nature of Business and Basis of Presentation, to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The credit facility under the Senior Credit Agreement bears interest at a rate based on LIBOR plus a fixed margin that changes periodically. As of June 30, 2019, the Company's subsidiaries that are borrowers or guarantors had $390.8 million in outstanding borrowings under the senior credit facility. The applicable LIBOR rate stood at 2.41% at June 30, 2019 and the fixed margin stood at 5%, for an interest rate of 7.41%.

A hypothetical 1.0% increase or decrease in the applicable LIBOR rate on the outstanding indebtedness under the senior secured credit facility for the first half of 2019 would have increased or decreased interest expense by approximately $1.9 million. Per annum, a 1% hypothetical increase or decrease in the applicable LIBOR on this debt rate would increase annual interest expense by approximately $3.9 million.

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

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A in the Annual Report, we previously identified material weaknesses in internal control over financial reporting related to (1) lack of sufficient accounting and financial reporting resources and (2) deficiencies in certain aspects of our financial statement review and close processes. In order to continue to remediate the material weaknesses described above, during the quarter ended June 30, 2019, we undertook or were engaged in the following measures or activities to address the material weaknesses in internal control over financial reporting:

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
Management is committed to improving our internal control processes and meets with the Audit Committee on a regular basis to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

As of June 30, 2019, there have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of the Company were sold during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

The following table summarizes share repurchase activity by the Company for the three months ended June 30, 2019:

				Maximum
			Total Number	Number (or
			of Shares	approximate
			Purchased	dollar value)
			as Part	of Shares that
			of Publicly	may yet be
	Total Number of	Average Price	Announced	Purchased Under
Period	Shares Purchased	Paid Per Share	Program (a)	Such Program

April 2019	429,601	$5.28	429,601	—
May 2019	15,697	$5.62	15,697	—
June 2019	5,926	$5.40	5,926	—
TOTAL	451,224		451,224

(a) On December 19, 2018, the Company announced that the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million of the Company's common stock, which expired
June 30, 2019. Repurchases were permitted to commence or be suspended at any time without notice. The program did not obligate the Company to purchase a specified number of shares of common stock during the period or at all and was subject to modification or suspension at any time at the Company's discretion.
No additional repurchases of our common stock were made prior to the expiration of the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit		Description

10.1	*	Fourth Amendment to the Credit and Guaranty Agreement, among Priority Payment Systems Holdings LLC, as the Borrower Representative, and SunTrust Bank as administrative.
10.2	*	Fourth Amendment to the Credit and Guaranty Agreement, by and among Priority Holdings LLC, the Guarantors, the Lenders, and Goldman Sachs Specialty Group, L.P. as administrative agent.
10.3	*
Fifth Amendment to the Credit and Guaranty Agreement, among Pipeline Cynergy Holdings, LLC, Priority Institutional Partner Services, LLC, Priority Payment Systems Holdings LLC, Priority Holdings, LLC, the other Guarantors, and SunTrust Bank as administrative agent.

10.4	*	Fifth Amendment to the Credit and Guaranty Agreement, by and among Priority Holdings LLC, the Guarantors, the Lenders, and Goldman Sachs Specialty Group, L.P. as administrative agent.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

August 14, 2019	/s/ Thomas C. Priore Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

August 14, 2019	/s/ Michael Vollkommer Michael Vollkommer Chief Financial Officer (Principal Financial and Accounting Officer)