Form 10-Q
period 2019-09-30
Priority Technology Holdings, Inc.
filed 2019-11-14
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019

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

As of November 8, 2019, 67,007,172 shares of common stock, par value $0.001 per share, were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$4,191	$15,631
Restricted cash	22,652	18,200
Accounts receivable, net of allowance for doubtful accounts of $581 and $511	47,491	45,651
Prepaid expenses and other current assets	4,317	3,642
Current portion of notes receivable	1,362	979
Settlement assets	756	1,042
Total current assets	80,769	85,145

Notes receivable, less current portion	3,795	852
Property, equipment, and software, net	21,396	17,482
Goodwill	109,515	109,515
Intangible assets, net	188,056	124,637
Deferred income taxes, net	47,206	49,692
Other non-current assets	1,540	1,295
Total assets	$452,277	$388,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$22,033	$27,638
Accrued residual commissions	17,852	18,715
Customer deposits and advance payments	3,532	3,282
Borrowings outstanding under revolving credit facility	11,500	—
Current portion of long-term debt	4,007	3,293
Settlement obligations	17,542	11,132
Total current liabilities	76,466	64,060

Long-term debt, net of current portion, discounts and debt issuance costs	473,344	402,095
Other non-current liabilities	7,740	7,936
Total long-term liabilities	481,084	410,031

Total liabilities	557,550	474,091

Commitments and Contingencies (Notes 9 and 10)

Stockholders' deficit:
Common stock	67	67
Additional paid-in capital	3,354	—
Treasury stock, at cost	(2,388)	—
Accumulated deficit	(111,960)	(85,540)
Total Priority Technology Holdings, Inc. stockholders' deficit	(110,927)	(85,473)
Non-controlling interest	5,654	—
Total stockholders' deficit	(105,273)	(85,473)

Total liabilities and stockholders' deficit	$452,277	$388,618
 See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Merchant card fees	$101,720	$94,915	$292,694	$299,661
Outsourced services and other	8,234	8,676	24,662	24,288
Total revenue	109,954	103,591	317,356	323,949

OPERATING EXPENSES:
Costs of merchant card fees	74,953	71,876	215,433	230,276
Costs of outsourced services and other	4,836	4,475	14,079	13,518
Salary and employee benefits	10,668	9,992	31,923	28,406
Depreciation and amortization	10,077	4,899	28,763	12,679
Selling, general and administrative	6,695	8,789	21,031	24,427
Total operating expenses	107,229	100,031	311,229	309,306

Income from operations	2,725	3,560	6,127	14,643

OTHER INCOME (EXPENSES):
Interest expense	(10,463)	(7,334)	(30,602)	(21,893)
Other, net	158	221	523	(5,108)
Total other expenses, net	(10,305)	(7,113)	(30,079)	(27,001)

Loss before income taxes	(7,580)	(3,553)	(23,952)	(12,358)

Income tax (benefit) expense	(1,736)	(991)	2,468	(991)

Net loss	$(5,844)	$(2,562)	$(26,420)	$(11,367)

Loss per common share:
Basic and diluted	$(0.09)	$(0.04)	$(0.39)	$(0.19)

Weighted-average common shares outstanding:
Basic	67,007	64,152	67,109	60,339
Diluted	67,007	64,544	67,109	60,339

PRO FORMA (C-corporation basis):
Pro forma income tax expense (benefit)		$2,350		$(1,618)
Pro forma net loss		$(5,903)		$(10,740)

Pro forma loss per common share:
Basic and diluted		$(0.09)		$(0.18)

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,420)	$(11,367)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	28,763	12,679
Equity-based compensation	3,354	1,063
Amortization of debt issuance costs and discounts	1,250	1,052
Equity in loss and impairment of unconsolidated entities	17	857
Provision for deferred income tax	(5,376)	(991)
Change in fair value of warrant liability	—	3,458
Provisions for allowance for deferred tax assets	7,844	—
Loss on debt extinguishment	—	541
Payment-in-kind interest	3,807	3,623
Other non-cash	(174)	—
Change in operating assets and liabilities, net of business combinations:
Accounts receivable	(1,840)	7,357
Settlement assets and obligations, net	6,696	5,764
Prepaid expenses and other current assets	(810)	412
Notes receivable	(376)	3,661
Accounts payable and other accrued liabilities	(6,091)	434
Customer deposits and advance payments	250	(3,055)
Other assets and liabilities	(277)	(652)
Net cash provided by operating activities	10,617	24,836

Cash flows from investing activities:
Payments for business acquisitions	(184)	(7,508)
Additions to property, equipment and software	(8,662)	(8,406)
Acquisitions of merchant portfolios and assets	(81,777)	(26,431)
Note receivable loan funding	(3,000)	—
Net cash used in investing activities	(93,623)	(42,345)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	69,650	67,113
Repayment of long-term debt	(2,827)	(2,011)
Debt issuance costs refunded (paid)	83	(322)
Borrowings under revolving credit facility	14,000	—
Repayments under revolving credit facility	(2,500)	—
Distributions to members prior to July 25, 2018 recapitalization	—	(7,075)
Redemptions of membership interests prior to July 25, 2018 recapitalization	—	(74,093)
Recapitalization proceeds	—	49,389
Repurchases of common stock	(2,388)	—
Founders shares redemptions	—	(2,118)
Redemption of warrants	—	(12,701)
Recapitalization costs	—	(9,355)
Net cash provided by financing activities	76,018	8,827

Net change in cash and restricted cash:
Net decrease in cash and restricted cash	(6,988)	(8,682)
Cash and restricted cash at beginning of year	33,831	44,159
Cash and restricted cash at September 30	$26,843	$35,477

Supplemental cash flow information:
Cash paid for interest	$25,527	$16,537
Recognition of initial net deferred income tax asset	$—	$47,478

Non-cash investing and financing activities:
Purchases of property, equipment and software through accounts payable	$34	$119
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$5,654	$—
Notes receivable from sellers used as partial consideration for business acquisitions	$—	$560
Cash consideration payable for business acquisition	$—	$184
Recapitalization cost remaining in accounts payable	$—	$349
Common stock issued as partial consideration in business acquisitions	$—	$5,000

Reconciliation of cash and restricted cash:
Cash	4,191	$17,203
Restricted cash	22,652	18,274
Total cash and restricted cash	$26,843	$35,477

See Notes to Unaudited Condensed Consolidated Financial Statements

PRIORITY TECHNOLOGY HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
For the Quarters and Nine Months Ended September 30, 2019 and 2018
and as of September 30, 2019 and December 31, 2018
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

The Company's Chairman and Chief Executive Officer controls a majority of the voting power of the Company's outstanding common stock. As a result, the Company is a "controlled company" within the meaning of corporate governance standards of the Nasdaq Stock Market LLC ("Nasdaq").

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

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC").

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other amounts that are not included in the unaudited condensed consolidated statement of operations as the amounts have not been realized. For the quarters and nine months ended September 30, 2019 and September 30, 2018, there were no differences between the Company's net loss and comprehensive loss. Therefore, no separate Statement of Comprehensive Income (Loss) is included in the consolidated financial statements for the reporting periods.

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

Accounting Policies

There have been no material changes to the Company's accounting policies from December 31, 2018 through September 30, 2019, except for the addition of an accounting policy for repurchased stock. Also, see Note 2, Acquisitions and Contributions of Assets, for information on the non-controlling interest issued in connection with certain net assets acquired from YapStone, Inc. ("YapStone").

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

New Accounting Standards Adopted

The Company did not adopt any new accounting standards during the quarter or nine months ended September 30, 2019, except for ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities-Subtopic 825-10, and the policy for repurchased common stock based on existing GAAP.

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

The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities:

Revenue Recognition (ASC 606, ASU 2014-09)

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which since has been codified and amended in ASC 606, Revenue from Contracts with Customers, and supplemented with other ASUs. This guidance clarifies the principles for recognizing revenue and will be applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance will require improved disclosures as well as additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Since its original issuance, the FASB has issued several updates to this guidance. Additionally, ASC 340, Other Assets and Deferred Costs, and ASC 705-20, Cost of Sales and Services — Accounting for Consideration Received from a Vendor, are also effective upon adoption of ASC 606; ASC 340 addresses costs related to revenue and ASC 705-20 addresses vendor incentives. The new standards could change the amount and timing of revenue and costs for certain significant revenue streams, increase areas of judgment and related internal controls requirements, change the presentation of revenue for certain contract arrangements and possibly require changes to the Company's software systems to assist in both internally capturing accounting differences and externally reporting such differences through enhanced disclosure requirements. As an EGC, the standard is effective for the Company's 2019 annual reporting period and for interim periods after 2019. The standard permits the use of either the retrospective or modified retrospective transition method. The Company plans to use the modified retrospective transition method and is currently evaluating the effect that the standard may have on its consolidated financial statements and disclosures.

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Other related ASUs have also been issued that will impact lessors. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company's annual reporting period beginning in 2021 and interim reporting periods beginning first quarter of 2022. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but it is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

Credit Losses (ASU 2016-13 and ASU 2019-05)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, later codified as ASC 326, Financial Instruments-Credit Losses. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable. Based on recent actions by the FASB, this new standard will be effective for the Company at the beginning of 2023 as long as the Company is still a Smaller Reporting Company (as defined by the SEC) on the date that the FASB issues its ASU (expected before the end of 2019) to formally extend the adoption date for this standard.

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

During the quarter and nine months ended September 30, 2019, no earnings of PRET were allocated to the non-controlling interest pursuant to the profit-sharing agreement between the Company and the non-controlling interest.

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

Pursuant to the limited liability company agreement of PHOT, any material future earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests will be reported by the Company as a form of non-controlling interests ("NCI") classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes, if material, in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the NCI in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) and September 30, 2019, and therefore no recognition of the NCI has been reflected in the Company's unaudited condensed consolidated financial statements and accompanying footnotes.

Residual Portfolio Acquisition

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility as provided for and pursuant to the third amendment thereto executed in December 2018. See Note 7, Long-Term Debt. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The purchase price may be subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. Through September 30, 2019, no additional purchase price has been paid. Additional purchase price, if any, will be accounted for when payment to the seller becomes probable and it will be added to the carrying value of the asset.

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

Merchant Reserves and Estimated Shortfalls

Under agreements between the Company and merchants, merchants assume liability for obligations such as chargebacks, customer disputes, and unfilled orders.  However, under its risk-based underwriting policy, the Company may require certain merchants to establish and maintain reserves designed to protect the Company from anticipated obligations such as chargebacks, customer disputes, and unfilled orders. A merchant reserve account is funded by the merchant and held by a sponsor bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement. Sponsor banks held merchant reserves of approximately $135.8 million and $186.2 million at September 30, 2019 and December 31, 2018, respectively. Since these merchant reserves held at sponsor banks are not assets of the Company and the associated risks are not liabilities of the Company, neither is recognized on the Company's consolidated balance sheets.

In the event the amount in a merchant reserve is insufficient to cover expected or incurred losses, the Company may be liable to cover the shortfall.  The Company recognized a liability for estimated shortfalls of approximately $3.2 million and $2.0 million at September 30, 2019 and December 31, 2018, respectively.  The liabilities are included in the Company's consolidated balance sheet as contra balances against settlement assets.

The Company's settlement assets and obligations at September 30, 2019 and December 31, 2018 were as follows:

(in thousands)	As of
Settlement Assets:	September 30, 2019	December 31, 2018
Card settlements due from merchants, net of estimated losses	$480	$988
Card settlements due from processors	276	54
Total settlement assets	$756	$1,042

Settlement Obligations:
Card settlements due to merchants	$2,915	$777
Due to ACH payees (1)	14,627	10,355
Total Settlement Obligations	$17,542	$11,132

(1) Amounts due to ACH payees are held by the Company in restricted cash.

4. GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill was allocated to reportable segments as follows:

(in thousands)	September 30, 2019	December 31, 2018
Consumer Payments	$106,832	$106,832
Commercial Payments	—	—
Integrated Partners	2,683	2,683
	$109,515	$109,515

There were no changes in the carrying amount of goodwill for the quarter and nine months ended September 30, 2019.

The Company's intangible assets primarily include merchant portfolios and other intangible assets such as non-compete agreements, trade names, acquired technology (developed internally by acquired companies prior to acquisition by the Company) and customer relationships. As of September 30, 2019 and December 31, 2018, intangible assets consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Other intangible assets:
Merchant portfolios	$155,287	$137,576
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Acquired technology	15,390	14,390
Customer relationships	124,660	55,940
Total gross carrying value	301,597	214,166
Less accumulated amortization:
Merchant portfolios	(63,991)	(48,492)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,209)	(1,017)
Acquired technology	(12,116)	(10,222)
Customer relationships	(32,835)	(26,408)
Total accumulated amortization	(113,541)	(89,529)

Net carrying value	$188,056	$124,637

See Note 2, Acquisitions and Contributions of Assets, for information about certain additions made during the first nine months of 2019.

Amortization expense for finite-lived intangible assets was approximately $8.4 million and $24.0 million for the quarter and nine months ended September 30, 2019, respectively, and $3.8 million and $9.3 million for the quarter and nine months ended September 30, 2018, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company expects to perform its next annual goodwill impairment test as of November 30, 2019 using market data and discounted cash flow analysis. The Company concluded there were no indicators of impairment as of September 30, 2019 or December 31, 2018. As such, there was no accumulated impairment loss as of September 30, 2019 and December 31, 2018.

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

A summary of property, equipment, and software as of September 30, 2019 and December 31, 2018 follows:

(in thousands)	September 30, 2019	December 31, 2018	Useful Life
Furniture and fixtures	$2,337	$2,254	2-7 years
Equipment	10,287	8,164	3-7 years
Computer software	34,088	27,804	3-5 years
Leasehold improvements	6,105	5,935	5-10 years
	52,817	44,157
Less accumulated depreciation	(31,421)	(26,675)
Property, equipment, and software, net	$21,396	$17,482

Depreciation expense for property, equipment, and software expense totaled $1.7 million and $1.1 million for the quarter ended September 30, 2019 and September 30, 2018, respectively, and $4.7 million and $3.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either September 30, 2019 or December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accounts payable	$5,531	$8,030
Accrued compensation	$3,423	$6,193
Accrued network fees	$9,301	$6,971

7.    LONG-TERM DEBT

Long-term debt, excluding amounts outstanding on the revolving credit facility, as of September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Term Loan - Senior, matures January 3, 2023 and bears interest at LIBOR plus 5.0% at September 30, 2019 and December 31, 2018 (rate of 7.12% at September 30, 2019 and 7.53% at December 31, 2018)	$389,839	$322,666
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus payment-in-kind interest (rate of 10.5% at September 30, 2019 and December 31, 2018)	93,823	90,016
Total	483,662	412,682
Less: current portion of long-term debt	(4,007)	(3,293)
Less: unamortized debt discounts	(3,060)	(3,300)
Less: deferred financing costs	(3,251)	(3,994)
Total long-term debt	$473,344	$402,095

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

The December 2018 modification of the Senior Credit Agreement and the GS Credit Agreement (collectively, the "Third Amendment") included a delayed draw basis amount of $70.0 million. Until the additional $70.0 million, net of a $350,000 discount, was drawn in March 2019, the Borrowers were assessed a fee on the undrawn amounts. This fee amounted to $0.4 million in the first quarter and first nine months of 2019.

At September 30, 2019, the Senior Credit Agreement has a maximum borrowing amount of $422.5 million consisting of a $397.5 million term loan and a $25.0 million revolving credit facility. The allowed borrowings amount under the GS Credit Agreement is $80.0 million, excluding payment-in-kind interest.

The Senior Credit Facility mature on January 3, 2023, with the exception of the revolving credit facility which expires on January 2, 2022. Any amounts outstanding under the revolving credit facility must be paid in full before the maturity date of January 2, 2022. The GS Credit Agreement matures on July 3, 2023.

At September 30, 2019, there was $11.5 million outstanding on the revolving credit facility; no amount was outstanding as of December 31, 2018. As of September 30, 2019, approximately $13.5 million is available under the revolving credit facility. The variable interest rate on the revolving credit facility was 7.12% at September 30, 2019. Undrawn commitment for a letter of credit under the revolving credit facility was approximately $0.1 million.

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

Contractual principal payments for long-term debt, excluding amounts outstanding on the revolving credit agreement, due after September 30, 2019 are as follows:

(in thousands)
Twelve-month period ending September 30,	Principal Due

2020	$4,007
2021	4,007
2022	4,007
2023	471,641
Total	$483,662

For the nine months ended September 30, 2019 and September 30, 2018, payment-in-kind (PIK) interest under the GS Credit Agreement added $3.8 million and $3.6 million, respectively, to the principal amount of the subordinated debt.

For the quarters ended September 30, 2019 and September 30, 2018, interest expense, including amortization of deferred financing costs and debt discounts, was $10.5 million and $7.3 million, respectively, and these amounts for the nine months ended September 30, 2019 and September 30, 2018, were $30.6 million and $21.9 million, respectively.

Deferred financing costs and debt discounts are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Interest expense related to amortization of deferred finance costs and debt discounts was approximately $0.4 million and $0.4 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Covenants

The Senior Credit Agreement and the GS Credit Agreement, as amended, contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases. Substantially all of the Borrowers' assets are pledged as collateral under the Senior Credit Agreement and GS Credit Agreement. The Borrowers are also required to comply with certain restrictions on their Total Net Leverage Ratio (as defined in the Senior Credit Agreement and GS Credit Agreement). As of September 30, 2019 and December 31, 2018, the Borrowers were in compliance with the covenants.

The Borrowers are currently pursuing a refinancing of the Senior Credit Agreement and the GS Credit Agreement, which the Company expects to be completed during the fourth quarter of 2019.  Based upon the current financial forecast for the fourth quarter of 2019, without a refinancing or modification of existing terms within the credit agreements, it is probable that compliance will not be achieved for the required Total Net Leverage Ratio covenant of no more than 5.25:1.00 at December 31, 2019. Noncompliance could have materially adverse impacts on the Company's financial condition, including giving the lenders the right to accelerate the debt repayment schedule and restricting access to the revolving credit facility.  Based upon the progress of the refinancing efforts, the credit agreements are expected to be refinanced, and the Company expects to be in compliance with the debt covenants included therein at December 31, 2019.

8.    INCOME TAXES

Prior to July 25, 2018, substantially all of the Company's operations were conducted through pass-through entities for income tax purposes, and as such the Company had no material income tax accounting reflected in its financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to unconsolidated owners. Effective July 25, 2018, the Company is a "C Corp" and reports its income and deductions for income tax purposes. Accordingly, effective July 25, 2018, the consolidated financial statements of the Company reflect the accounting for income taxes in accordance with

ASC 740, Income Taxes. The Company's unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2018 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had the Company been subject to federal and state income taxes.

Income Tax Expense (Benefit)

The components of the Company's provision (benefit) for federal and state income taxes were as follows:

(in thousands)	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Deferred tax benefit	$(1,667)	$(991)	$(5,376)	$(991)
Provision (adjustment) for DTA valuation allowance	(78)	—	5,197	—
Provision for DTA valuation allowance - discrete item	9	—	2,647	—
Total income tax (benefit) provision	$(1,736)	$(991)	$2,468	$(991)

DTA = Deferred income tax asset

Valuation Allowance for Deferred Income Tax Assets

The Company considers all available positive and negative evidence to determine whether sufficient taxable income will be generated in the future to permit realization of the existing deferred tax assets. In accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company is required to provide a valuation allowance against deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.
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
With respect to recording a deferred tax benefit for the carryforward of business interest, the Company is required to apply the "more likely than not" threshold for assessing recoverability.  Based on management’s assessment, the Company recorded a valuation allowance in the first nine months of 2019 of $7.8 million for the business interest carryover comprised of (i) a discrete provision of $2.6 million associated with the 2018 business interest deferred tax asset and (ii) a provision of $5.2 million associated with the 2019 excess business interest.

The provisions for and adjustments to the valuation allowance are a component of income tax expense (benefit) in the Company's unaudited condensed consolidated statements of operations.

The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis and, as a result, the valuation allowance may change in future periods.

Uncertain Tax Positions
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of September 30, 2019, the net amount of our unrecognized tax benefits was not material.

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
On May 22, 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company loaned the entity $3.0 million, with a commitment to loan up to $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or at September 30, 2019.

11.    RECONCILIATION OF STOCKHOLDERS' EQUITY (DEFICIT) AND NON-CONTROLLING INTEREST

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2019 and December 31, 2018, the Company has not issued any shares of preferred stock.

The following tables provide a reconciliation of the beginning and ending carrying amounts of equity (deficit) attributable to stockholders of the Company, and equity attributable to non-controlling interest for the periods presented:

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	Non-Controlling Interest
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

January 1, 2019	—	$—	67,038	$67	—	$—	$—	$(85,540)	$(85,473)	$—
Equity-based compensation	—	—	—	—	—	—	1,160	—	1,160	—
Warrant redemptions	—	—	420	(a)	—	—	(a)	—	—	—
Net loss	—	—	—	—	—	—	—	(6,446)	(6,446)	—
Issuance of non-controlling interest	—	—	—	—	—	—	—	—	—	5,654
March 31, 2019	—	—	67,458	67	—	—	1,160	(91,986)	(90,759)	5,654
Equity-based compensation	—	—	—	—	—	—	1,023	—	1,023	—
Repurchases of common stock	—	—	(451)	—	451	(2,388)	—	—	(2,388)	—
Net loss	—	—	—	—	—	—	—	(14,130)	(14,130)	—
June 30, 2019	—	—	67,007	67	451	(2,388)	2,183	(106,116)	(106,254)	5,654
Equity-based compensation	—	—	—	—	—	—	1,171	—	1,171	—
Net loss	—	—	—	—	—	—	—	(5,844)	(5,844)	—
September 30, 2019	—	$—	67,007	$67	451	$(2,388)	$3,354	$(111,960)	$(110,927)	$5,654

(a) Par value of the common shares issued in connection with the warrant exchange rounds to less than one thousand dollars (see Note 12, Equity).

(in thousands)					Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	Non-Controlling Interest
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

January 1, 2018	—	$—	73,110	$73	$—	$(90,228)	$(90,155)	$—
Distribution to members (b)	—	—	—	—	(188)	(3,836)	(4,024)	—
Member redemption (b)	—	—	(12,565)	(13)	—	(64,890)	(64,903)	—
Pro-rata adjustment for redemption (b)	—	—	(724)	—	—	—	—	—
Equity-based compensation	—	—	—	—	188	—	188	—
Net loss	—	—	—	—	—	(3,177)	(3,177)	—
March 31, 2018	—	—	59,821	60	—	(162,131)	(162,071)	—
Distribution to members (b)	—	—	—	—	(607)	(1,707)	(2,314)	—
Equity-based compensation	—	—	250	—	607	—	607	—
Net loss	—	—	—	—	—	(5,628)	(5,628)	—
June 30, 2018	—	—	60,071	60	—	(169,466)	(169,406)	—
Distribution to members (b)	—	—	—	—	(737)	—	(737)
Equity-based compensation	—	—	—	—	268	—	268	—
Conversion of MI Acquisitions shares (c)	—	—	6,676	7	7,291	42,091	49,389	—
Effects of Founders' Share Agreement (c)	—	—	(175)	—	(2,118)	—	(2,118)	—
Recapitalization costs (c)	—	—	—	—	(9,704)	—	(9,704)	—
Net deferred income tax asset (c)	—	—	—	—	—	47,478	47,478	—
Common stock issued (d)	—	—	475	(e)	5,000	—	5,000	—
Net loss	—	—	—	—	—	(2,562)	(2,562)	—
September 30, 2018	—	$—	67,047	$67	$—	$(82,459)	$(82,392)	$—

(b) Before reverse acquisition and recapitalization on July 25, 2018. See "Corporate Matters" in Note 1, Nature of Business and Basis of Presentation.
(c) Related to loss of partnership status on July 25, 2018.
(d) As partial consideration for two business acquisitions during the third quarter of 2018.
(e) Par value of 475,195 common shares issued rounds to less than one thousand thousand dollars.

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

Earn-Out Consideration

An additional 9.8 million common shares may be issued under the Company's Earn-Out Incentive Plan. For the first earn-out of up to 4.9 million common shares, consolidated adjusted EBITDA (as defined in the Earn-Out Incentive Plan) of the Company must have been no less than $82.5 million for the year ended December 31, 2018 and the Company's stock price must trade in excess of $12.00 for any 20 trading days within any consecutive 30-day trading period at any time on or before December 31, 2019. For the second earn-out of up to 4.9 million common shares, consolidated adjusted EBITDA of the Company must be no less than $91.5 million for the year ending December 31, 2019 and the Company's stock price must trade in excess of $14.00 for any 20 trading days within any consecutive 30-day trading period at any time between January 1, 2019 and December 31, 2020. In the event that the first earn-out targets are not met, the entire 9.8 million shares may be issued if the second earn-out targets are met. As of September 30, 2019 and December 31 2018, none of the 9.8 million shares have been earned. Any unvested shares issued to management or directors under compensation plans will be expensed under the provisions of ASC 718, Stock Compensation.

13.    EQUITY-BASED COMPENSATION PLANS

The Company has three equity-based compensation plans: 2018 Equity Incentive Plan; Earnout Incentive Plan; and 2014 Management Incentive Plan. Total equity-based compensation expense for the quarters ended September 30, 2019 and September 30, 2018 was approximately $1.2 million and $0.3 million, respectively, and was $3.4 million and $1.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. This expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. Expense recognized by plan was as follows:

(in thousands)	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

2018 Equity Incentive Plan	$322	$—	$2,087	$—
2014 Management Incentive Plan	849	268	1,267	1,063
Earnout Incentive Plan	—	—	—	—
Total	$1,171	$268	$3,354	$1,063

All unforfeited grants under the 2014 Management Incentive Plan were fully vested and expensed at September 30, 2019.

During the quarter ended September 30, 2019, half of the unforfeited stock options issued in December 2018 under the 2018 Equity Incentive Plan vested. However, no stock options have been exercised because the market price of the Company's common stock has remained below the exercise price for all vested stock options.

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

GS Warrants

In connection with the GS Credit Agreement, warrants issued by Holdings to GS for the purchase of Holdings' Class A common units (each, a "GS Warrant" and collectively, the "GS Warrants") were issued, canceled, and replaced at various times in 2018 and prior years. During the first quarter of 2018, a GS Warrant for the purchase of 1.8% of Holdings' outstanding Class A common units was replaced by a GS Warrant to purchase of 2.2% of Holdings' Class A common units. This new GS Warrant had a term of 7 years, an exercise price of $0, and could be exercised at any time prior to expiration date. Since the obligation was based solely on the fact that the 2.2% interest in the equity of Holdings was fixed and known at inception as well as the fact that GS could exercise the GS Warrant with a settlement in cash any time prior to the expiration date of December 31, 2023, the outstanding GS Warrant was required to be recorded as a liability. A $0.1 million decrease and a net $3.5 million increase in the fair value of the GS Warrant for the quarter and nine months ended September 30, 2018, respectively, is included in Other, net in the accompanying unaudited condensed consolidated statements of operations. The GS Warrant was redeemed in full on July 25, 2018 for $12.7 million in cash.

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

Contingent Consideration Issued in 2018 Business Combinations

The estimated fair values of contingent consideration related to the Priority Payment Systems Tech Partners and Priority Payment Systems Northeast business acquisitions are based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. Both of these acquisitions occurred during the third quarter of 2018. At September 30, 2019 and December 31, 2018, the total fair value of the contingent consideration for both acquisitions was approximately $1.0 million, which was not materially different than the fair values on their original measurement dates.

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that were classified as Level 3 in the fair value hierarchy for the periods indicated:

(in thousands)
	Contingent Consideration	Warrant Liability

Balance at January 1, 2018	$—	$8,701
Extinguishment of GS 1.8% warrant liability	—	(8,701)
GS 2.2% warrant liability	—	12,182
Balance at March 31, 2018	—	12,182
Adjustment to fair value included in earnings	—	591
Balance at June 30, 2018	—	12,773
Adjustment to fair value included in earnings	—	(72)
Extinguishment of GS 2.2% warrant liability	—	(12,701)
Estimated contingent consideration for business acquisitions	980
Balance at September 30, 2018	$980	$—

Balance at January 1, 2019	$980	$—
Fair value adjustments	—	—
Balance at March 31, 2019	980	—
Fair value adjustments	—	—
Balance at June 30, 2019	980	—
Fair value adjustments	—	—
Balance at September 30, 2019	$980	$—

There were no transfers among the fair value levels during the quarters or nine months ended September 30, 2019 and September 30, 2018.

Fair Value Disclosures (Level 3 in the fair value hierarchy)

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company believes that all of its notes receivable are collectible. The fair value of the Company's notes receivable at September 30, 2019 and December 31, 2018 was approximately $5.2 million and $1.8 million, respectively.

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

Prior to second quarter of 2019, the Integrated Partners operating segment was aggregated with the Commercial Payments and Institutional Services operating segments and reported as one aggregated reportable segment. In the second quarter of 2019, the Integrated Partners operating segment was no longer aggregated with the Commercial Payments and Institutional Services operating segments. All comparative periods have been adjusted to reflect the current three reportable segments.

Information on reportable segments and reconciliations to consolidated revenue, consolidated income from operations, and consolidated depreciation and amortization are as follows for the periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Consumer Payments	$94,058	$95,801	$276,129	$302,514
Commercial Payments	6,957	6,975	21,032	20,473
Integrated Partners	8,939	815	20,195	962
Consolidated Revenue	$109,954	$103,591	$317,356	$323,949

Income (loss) from operations:
Consumer Payments	$7,221	$11,905	$22,303	$37,466
Commercial Payments	(383)	(41)	(1,116)	(745)
Integrated Partners	1,003	(426)	1,342	(628)
Corporate	(5,116)	(7,878)	(16,402)	(21,450)
Consolidated income from operations	$2,725	$3,560	$6,127	$14,643

Depreciation and amortization:
Consumer Payments	$8,302	$4,415	$24,215	$11,497
Commercial Payments	70	109	249	393
Integrated Partners	1,299	91	3,086	91
Corporate	406	284	1,213	698
Consolidated depreciation and amortization	$10,077	$4,899	$28,763	$12,679

A reconciliation of total income from operations of reportable segments to the Company's net loss is provided in the following table:

(in thousands)	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total income from operations of reportable segments	$7,841	$11,438	$22,529	$36,093
Corporate	(5,116)	(7,878)	(16,402)	(21,450)
Interest expense	(10,463)	(7,334)	(30,602)	(21,893)
Plus (less) other, net	158	221	523	(5,108)
Income tax benefit (expense)	1,736	991	(2,468)	991
Net loss	$(5,844)	$(2,562)	$(26,420)	$(11,367)

The Company was not significantly reliant upon any single customer for the quarter and nine months ended September 30, 2019 and September 30, 2018. Substantially all revenue is generated in the United States.

16.     LOSS PER SHARE

The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2019	2018	2019	2018

Basic Loss Per Common Share:
Numerator:
Net loss	$(5,844)	$(2,562)	$(26,420)	$(11,367)
Less: Distributions to participating securities	—	—	—	(45)
Net loss attributable to common stockholders	$(5,844)	$(2,562)	$(26,420)	$(11,412)

Denominator:
Weighted-average shares outstanding	67,007	64,152	67,109	60,339

Basic loss per common share	$(0.09)	(0.04)	(0.39)	(0.19)

Diluted Loss Per Common Share:
Numerator:
Net loss	$(5,844)	$(2,562)	$(26,420)	$(11,367)
Less: Gain on warrant liability	—	(72)	—	—
Less: Distributions to participating securities	—	—	—	(45)
Net loss attributable to common shareholders	$(5,844)	$(2,634)	$(26,420)	$(11,412)

Denominator:
Weighted-average shares outstanding	67,007	64,152	67,109	60,339
Dilutive common share equivalents	—	392	—	—
Weighted-average dilutive shares outstanding	67,007	64,544	67,109	60,339

Diluted loss per common share	$(0.09)	$(0.04)	$(0.39)	$(0.19)

Potentially anti-dilutive securities that were excluded from earnings per share at September 30, 2019 that could be dilutive in future periods are as follows:

(in thousands)
Outstanding warrants on common stock	3,557
Restricted stock awards issued under 2018 Equity Incentive Plan	202
Outstanding stock option awards issued under 2018 Equity Incentive Plan	1,794
Earnout incentive awards issued and subject to vesting	95
Earnout incentive awards subject to future issuance	9,705

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

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results for the quarter ended September 30, 2019 (or third quarter of 2019) compared to the quarter ended September 30, 2018 (or third quarter of 2018), and the nine months ended September 30, 2019 (or first nine months of 2019) compared to the nine months ended September 30, 2018 (or first nine months of 2018). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Annual Report.

Our revenue for the quarter and nine months ended September 30, 2019 has been negatively affected by the closure of high-margin accounts with certain subscription-billing e-commerce merchants. The closure of merchants in this channel was due to industry-wide changes for enhanced card association compliance. This revenue, which is entirely within our Consumer Payments reportable segment, was $1.2 million and $11.7 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $6.8 million and $57.8 million for the first nine months of 2019 and 2018, respectively. Our income from operations associated with these merchants was $0.5 million and $4.1 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $2.8 million and $18.3 million for the first nine months of 2019 and 2018, respectively.

In addition to the impact of the closures of certain merchants described above, our income from operations for the quarter and nine months ended September 30, 2019 has been negatively affected by certain expenses largely associated with our July 25, 2018 business combination (the "Business Combination"), conversion to a public company, certain legal matters, and in the second and third quarters of 2019, expenses associated with temporary transition services from YapStone related to the March 2019 asset acquisition. These expenses were approximately $1.2 million and $3.5 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $4.0 million and $10.3 million for the first nine months of 2019 and 2018, respectively.

Quarter Ended September 30, 2019 compared to Quarter Ended September 30, 2018

	Quarter Ended September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$101,720	$94,915	$6,805	7.2%
Outsourced services and other	8,234	8,676	(442)	(5.1)%
Total revenue	109,954	103,591	6,363	6.1%

OPERATING EXPENSES:
Costs of merchant card fees	74,953	71,876	3,077	4.3%
Costs of outsourced services and other	4,836	4,475	361	8.1%
Salary and employee benefits	10,668	9,992	676	6.8%
Depreciation and amortization	10,077	4,899	5,178	105.7%
Selling, general and administrative	6,695	8,789	(2,094)	(23.8)%
Total operating expenses	107,229	100,031	7,198	7.2%

Income from operations	2,725	3,560	(835)	(23.5)%

OTHER INCOME (EXPENSES):
Interest expense	(10,463)	(7,334)	(3,129)	42.7%
Other, net	158	221	(63)	(28.5)%
Total other expenses, net	(10,305)	(7,113)	(3,192)	44.9%

Loss before income taxes	(7,580)	(3,553)	(4,027)	113.3%

Income tax benefit	(1,736)	(991)	(745)	nm

Net loss	$(5,844)	$(2,562)	$(3,282)	128.1%

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(dollars in thousands)
REVENUE:
Merchant card fees	$292,694	$299,661	$(6,967)	(2.3)%
Outsourced services and other	24,662	24,288	374	1.5%
Total revenue	317,356	323,949	(6,593)	(2.0)%

OPERATING EXPENSES:
Costs of merchant card fees	215,433	230,276	(14,843)	(6.4)%
Costs of outsourced services and other	14,079	13,518	561	4.2%
Salary and employee benefits	31,923	28,406	3,517	12.4%
Depreciation and amortization	28,763	12,679	16,084	126.9%
Selling, general and administrative	21,031	24,427	(3,396)	(13.9)%
Total operating expenses	311,229	309,306	1,923	0.6%

Income from operations	6,127	14,643	(8,516)	(58.2)%

OTHER INCOME (EXPENSES):
Interest expense	(30,602)	(21,893)	(8,709)	39.8%
Other, net	523	(5,108)	5,631	nm
Total other expenses, net	(30,079)	(27,001)	(3,078)	11.4%

Loss before income taxes	(23,952)	(12,358)	(11,594)	93.8%

Income tax expense (benefit)	2,468	(991)	3,459	nm

Net loss	$(26,420)	$(11,367)	$(15,053)	132.4%

The following table shows our reportable segments' financial performance data and selected performance measures for the third quarter of 2019 compared to the third quarter of 2018:

(in thousands)	Quarter Ended September 30,
	2019	2018	Change	% Change

Consumer Payments:
Revenue	$94,058	$95,801	$(1,743)	(1.8)%
Operating expenses	86,837	83,896	2,941	3.5%
Income from operations	$7,221	$11,905	$(4,684)	(39.3)%
Operating margin	7.7%	12.4%
Depreciation and amortization	$8,302	$4,415	$3,887	88.0%

Key Indicators:
Merchant bankcard processing dollar value	$10,566,500	$9,643,512	$922,988	9.6%
Merchant bankcard transaction volume	131,646	120,879	10,767	8.9%

Commercial Payments:
Revenue	$6,957	$6,975	$(18)	(0.3)%
Operating expenses	7,340	7,016	324	4.6%
Loss from operations	$(383)	$(41)	$(342)	834.1%
Operating margin	(5.5)%	(0.6)%
Depreciation and amortization	$70	$109	$(39)	(35.8)%

Key Indicators:
Merchant bankcard processing dollar value	$92,290	$63,361	$28,929	45.7%
Merchant bankcard transaction volume	25	29	(4)	(13.8)%

Integrated Partners:
Revenues	$8,939	$815	$8,124	nm
Operating expenses	7,936	1,241	6,695	nm
Income (loss) from operations	$1,003	$(426)	$1,429	nm
Operating margin	11.2%	(52.3)%
Depreciation and amortization	$1,299	$91	$1,208	nm

Key Indicators:
Merchant bankcard processing dollar value	$119,747	$2,351	$117,396	nm
Merchant bankcard transaction volume	421	27	$394	nm

Income from operations of reportable segments	$7,841	$11,438	$(3,597)	(31.4)%
Less: Corporate expenses	(5,116)	(7,878)	2,762	(35.1)%
Consolidated income from operations	$2,725	$3,560	$(835)	(23.5)%
Corporate depreciation and amortization	$406	$284	$122	43.0%

Key indicators:
Merchant bankcard processing dollar value	$10,778,537	$9,709,224	$1,069,313	11.0%
Merchant bankcard transaction volume	132,092	120,935	11,157	9.2%

The following table shows our reportable segments' financial performance data and selected performance measures for the first nine months of 2019 compared to the first nine months of 2018:

(in thousands)	Nine Months Ended September 30,
	2019	2018	Change	% Change

Consumer Payments:
Revenue	$276,129	$302,514	$(26,385)	(8.7)%
Operating expenses	253,826	265,048	(11,222)	(4.2)%
Income from operations	$22,303	$37,466	$(15,163)	(40.5)%
Operating margin	8.1%	12.4%
Depreciation and amortization	$24,215	$11,497	$12,718	110.6%

Key Indicators:
Merchant bankcard processing dollar value	$31,551,404	$28,548,235	$3,003,169	10.5%
Merchant bankcard transaction volume	382,676	351,304	31,372	8.9%

Commercial Payments:
Revenue	$21,032	$20,473	$559	2.7%
Operating expenses	22,148	21,218	930	4.4%
Loss from operations	$(1,116)	$(745)	$(371)	49.8%
Operating margin	(5.3)%	(3.6)%
Depreciation and amortization	$249	$393	$(144)	(36.6)%

Key Indicators:
Merchant bankcard processing dollar value	$236,716	$180,764	$55,952	31.0%
Merchant bankcard transaction volume	83	85	(2)	(2.4)%

Integrated Partners:
Revenues	$20,195	$962	$19,233	nm
Operating expenses	18,853	1,590	17,263	nm
Income (loss) from operations	$1,342	$(628)	$1,970	nm
Operating margin	6.6%	(65.3)%
Depreciation and amortization	$3,086	$91	$2,995	nm

Key Indicators:
Merchant bankcard processing dollar value	$259,894	$2,351	$257,543	nm
Merchant bankcard transaction volume	913	27	886	nm

Income from operations of reportable segments	$22,529	$36,093	$(13,564)	(37.6)%
Less: Corporate expenses	(16,402)	(21,450)	5,048	(23.5)%
Consolidated income from operations	$6,127	$14,643	$(8,516)	(58.2)%
Corporate depreciation and amortization	$1,213	$698	$515	73.8%

Key indicators:
Merchant bankcard processing dollar value	$32,048,014	$28,731,350	$3,316,664	11.5%
Merchant bankcard transaction volume	383,672	351,416	32,256	9.2%

Revenue

Third Quarter of 2019 compared to Third Quarter of 2018

For the third quarter of 2019, our consolidated revenue increased by $6.4 million, or 6.1%, from the third quarter of 2018 to $110.0 million. This increase was driven by a $8.1 million increase in revenue from our Integrated Partners reportable segment, driven by the YapStone, Inc. ("YapStone") asset acquisition that occurred in March 2019. This increase in revenue for Integrated Partners was partially offset by a $1.7 million decrease, or 1.8%, in revenue in our Consumer Payments segment. Revenue in our Commercial Payments segment did not change materially. Consolidated merchant bankcard processing dollar value and merchant bankcard transactions increased 11.0% and 9.2%, respectively.

The decrease in third quarter of 2019 revenue in our Consumer Payments segment was due to a decrease of $10.5 million from certain subscription-billing e-commerce merchants. Excluding this impact, revenue grew $8.8 million, or 10.4%, driven by growth in bankcard processing dollar value and merchant bankcard transactions of 9.6% and 8.9%, respectively. The higher merchant bankcard processing dollar value and transaction volume for the third quarter of 2019 were mainly due to the continuation of strong consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction (calculated by dividing bankcard processing volume by the associated number of transactions processed) of $80.26 increased 0.6% for the third quarter of 2019 from $79.78 for the third quarter of 2018.

Commercial Payments revenue for the third quarter of 2019 did not change materially. Revenue from CPX accounts payable automated solutions of $2.0 million in the third quarter of 2019 increased 82.9% compared to the 2018 third quarter. Revenue from curated managed services programs of $5.0 million in the third quarter of 2019 declined by $0.9 million compared with the 2018 third quarter. The managed services decline was largely driven by lower incentive revenue in the third quarter of 2019.

Revenue in our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, was $8.9 million for the third quarter of 2019. A substantial portion of this segment's activities started after third quarter of 2018 through the YapStone asset acquisition. Priority Real Estate Technology ("PRET") comprised $8.4 million of this reportable segment's revenue in the third quarter of 2019. PRET is comprised primarily of the assets acquired from YapStone in March 2019 and the net assets acquired from RadPad Holdings, Inc. in July 2018. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, whose assets the Company acquired in April 2018 and February 2019, respectively, comprised the remainder of this reportable segment's revenue.

First Nine Months of 2019 compared to First Nine Months of 2018

For the first nine months of 2019, our consolidated revenue declined by $6.6 million, or 2.0%, from $323.9 million to $317.4 million. This decline reflects a decrease of $26.4 million in our Consumer Payments segment, partially offset by increases in our Integrated Partners segment and Commercial Payments segment of $19.2 million and $0.6 million, respectively. Consolidated merchant bankcard processing dollar value and merchant bankcard transactions increased 11.5% and 9.2%, respectively.

The decrease in the first nine months of 2019 revenue in our Consumer Payments segment was due to a decrease of $51.0 million from certain subscription-billing e-commerce merchants. Excluding this impact, revenue grew by $24.6 million, or 10.0%, driven by growth in bankcard processing dollar value and merchant bankcard transactions of 10.5% and 8.9%, respectively. The higher merchant bankcard processing dollar value and transaction volume for the first nine months of 2019 were mainly due to the continuation of strong consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction (calculated by dividing bankcard processing volume by the associated number of transactions processed) of $82.45 increased 1.5% for the first nine months of 2019 from $81.26 for the first nine months of 2018.

Commercial Payments segment revenue for the first nine months of 2019 increased by $0.6 million, or 2.7%, compared to the first nine months of 2018. This growth was driven by our CPX accounts payable automated solutions services, which grew $2.1 million, or 66.0%. Revenue from our curated managed services programs declined by $1.6 million compared to the first nine months of 2018, driven by lower incentive revenue in the first nine months of 2019.

Revenue in our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, was $20.2 million for the first nine months of 2019. A substantial portion of this segment's activities started after the third quarter of 2018 through several business and asset acquisitions. Priority Real Estate Technology comprised $18.7 million of this reportable segment's revenue in the first nine months of 2019. PRET is comprised primarily of the assets acquired from YapStone in March 2019 and the net assets acquired from RadPad Holdings, Inc. in July 2018. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, whose assets we acquired in April 2018 and February 2019, respectively, comprised the remainder of this reportable segment's revenue.

Operating expenses

Third Quarter of 2019 compared to Third Quarter of 2018

Our consolidated operating expenses increased $7.2 million, or 7.2%, from $100.0 million for the third quarter of 2018 to $107.2 million for the third quarter of 2019. This overall increase was driven by a $5.2 million increase in depreciation and amortization expense related primarily to acquired merchant portfolios and intangible assets related to business combinations and asset acquisitions made after the third quarter of 2018, and internally developed software related to the MX Connect and CPX platforms. This increase also included a $3.1 million, or 4.3%, increase in the cost of merchant fees. This increase in cost of merchant fees was related to the growth in merchant card revenue and processing volume. Costs of merchant card fees, as a percentage of merchant card fee revenue, dropped by 204 basis points for third quarter of 2019 compared to the third quarter of 2018.

Our consolidated selling, general, and administrative ("SG&A") expenses decreased overall by $2.1 million, or 23.8%, for the third quarter of 2019 compared to the third quarter of 2018, driven by a $2.7 million decrease in certain expenses in Corporate largely associated with our 2018 Business Combination, conversion to a public company, and certain legal matters. This decrease was partially offset by $0.4 million of expenses for temporary transition services related to integration of the March 2019 acquisition of the YapStone assets.

Consolidated salary and employee benefits increased $0.7 million, or 6.8%, for the third quarter of 2019 compared to the third quarter of 2018. This increase was related to additional headcount in corporate and operations functions and from business acquisitions made after the third quarter of 2018, plus an increase of $0.9 million in non-cash equity-based compensation for the third quarter of 2019.

First Nine Months of 2019 compared to First Nine Months of 2018

Our consolidated operating expenses increased $1.9 million, or 0.6%, from $309.3 million for the first nine months of 2018 to $311.2 million for the first nine months of 2019. This overall increase was primarily due to higher amortization expense of $16.1 million for acquired merchant portfolios and intangible assets related to business combinations and asset acquisitions made after the first nine months of 2018, and by internally developed software related to the MX Connect and CPX platforms. This increase was partially offset by a $14.8 million, or 6.4%, decrease in the cost of merchant fees related to the corresponding decrease in merchant card fees revenue and by lower costs attributable to the acquisitions of residual portfolio commission rights. Costs of merchant card fees, as a percentage of merchant card fee revenue, dropped by 324 basis points for first nine months of 2019 compared to the first nine months of 2018.

Our consolidated SG&A expenses decreased by $3.4 million, or 13.9%, for the first nine months of 2019 compared to the first nine months of 2018, driven by a $7.5 million decrease in certain expenses in Corporate largely associated with our 2018 Business Combination, conversion to a public company, and certain legal matters. This decrease was partially offset by $1.2 million of expenses for temporary transition services related to integration of the March 2019 acquisition of the YapStone assets and other increases in certain SG&A costs primarily within our Consumer Payments segment and Corporate.

Consolidated salary and employee benefits increased by $3.5 million, or 12.4%, for the first nine months of 2019 compared to the first nine months of 2018. This increase was related to additional headcount in corporate and operations functions and from business acquisitions made after the first nine months of 2018, plus an increase of $2.3 million in non-cash equity-based compensation for the first nine months of 2019.

Income from operations

Third Quarter of 2019 compared to Third Quarter of 2018

Consolidated income from operations decreased $0.8 million, or 23.5%, for the third quarter of 2019 compared to the third quarter of 2018. Our consolidated operating margin for the third quarter of 2019 was 2.5% compared to 3.4% for the third quarter of 2018. This margin decrease was driven by the loss of certain subscription-billing e-commerce merchants and the increases in operating expenses as previously discussed.

Our Consumer Payments reportable segment contributed $7.2 million in income from operations for the third quarter of 2019, a decrease of $4.7 million, or 39.3%, from $11.9 million for the third quarter of 2018. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $0.5 million and $4.1 million of income from operations in third quarters of 2019 and 2018, respectively, partially offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume. The decrease in this segment's income from operations was also impacted by an increase of $3.9 million in depreciation and amortization expense for merchant portfolios acquired primarily after the third quarter of 2018.

Our Commercial Payments reportable segment incurred a $0.4 million loss from operations for the third quarter of 2019 compared to a $0.1 million loss from operations for the third quarter of 2018. This decrease was largely driven by lower incentive revenue in the third quarter of 2019.

Our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, contributed $1.0 million in income from operations for the third quarter of 2019 compared to a loss from operations of $0.4 million in the third quarter of 2018. The growth in 2019 is largely attributable to the YapStone assets acquired in late first quarter of 2019. Operating results for third quarter included depreciation and amortization expense of $1.3 million primarily related to the YapStone assets acquired. Other operating expenses in the third quarter of 2019 included $0.4 million for transition services related to the acquired YapStone assets.

Corporate expenses were $5.1 million for the third quarter of 2019, a decrease of $2.8 million from expenses of $7.9 million for the third quarter of 2018. Included in these amounts are certain expenses largely related to the Business Combination, conversion to a public company, and certain legal matters of $0.8 million and $3.5 million for the third quarters of 2019 and 2018, respectively, which drove the decrease in Corporate expenses.

First Nine Months of 2019 compared to First Nine Months of 2018

Consolidated income from operations decreased by $8.5 million, or 58.2%, from $14.6 million for the first nine months of 2018 to $6.1 million for the first nine months of 2019. Our consolidated operating margin for the first nine months of 2019 was 1.9% compared to 4.5% for the first nine months of 2018. This overall margin decrease was driven by the loss of certain subscription-billing e-commerce merchant and the overall increase in consolidated operating expenses due primarily to additional amortization expense, as previously discussed.

Our Consumer Payments reportable segment contributed $22.3 million in income from operations for the first nine months of 2019, a decrease of $15.2 million, or 40.5%, from the $37.5 million for the first nine months of 2018. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $2.8 million and $18.3 million of income from operations in first nine months of 2019 and 2018, respectively, partially offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume. The decrease in this segment's income from operations was also impacted by an increase of $12.7 million in depreciation and amortization expense for merchant portfolios acquired primarily after the first nine months of 2018.

Our Commercial Payments reportable segment incurred a loss from operations of approximately $1.1 million for the first nine months of 2019 compared to a loss from operations of approximately $0.7 million for the first nine months of 2018. This decrease was largely driven by lower incentive revenue in the first nine months of 2019.

Our Integrated Partners reportable segment, previously aggregated with our Commercial Payments reportable segment, contributed $1.3 million in income from operations for the first nine months of 2019 compared to a loss from operations of $0.6 million in the first nine months of 2018. The growth in 2019 is largely attributable to the YapStone assets acquired in late first quarter of 2019. Operating results for first nine months of 2019 included depreciation and amortization expense of $3.1 million primarily related to the YapStone assets acquired. Other operating expenses in the third quarter of 2019 included $1.2 million for transition services related to the acquired YapStone assets.

Corporate expenses were $16.4 million for the first nine months of 2019, a decrease of $5.0 million from expenses of $21.5 million for the first nine months of 2018. Included in these amounts are certain expenses largely related to the Business Combination, conversion to a public company, and certain legal matters of $2.8 million and $10.3 million for the first nine months of 2019 and 2018, respectively. The decrease in these expenses was partially offset by increases in non-cash equity compensation expense.

Interest expense

Interest expense, which includes the amortization of deferred debt issuance costs and discount, increased by $3.1 million, or 42.7%, to $10.5 million in the third quarter of 2019 from $7.3 million in the third quarter of 2018. For the first nine months of 2019, interest expense increased by $8.7 million, or 39.8%, to $30.6 million from $21.9 million from the first nine months of 2018. These increases in 2019 were primarily due to higher outstanding borrowings in 2019 driven by acquisition financing. The amortization of deferred financing costs and debt discounts increases our reported interest expense, and such amortization resulted in an effective interest rate of 7.86% for our senior term loan and 11.5% for our subordinated term loan at September 30, 2019.

Other, net

Other, net resulted in income of approximately $0.2 million in both the third quarter of 2019 and 2018.

Other, net resulted in income of $0.5 million in the first nine months of 2019 compared to an expense of $5.1 million for the first nine months of 2018. The first nine months of 2018 included a charge of $3.5 million related to the change in fair value of the former Goldman Sachs warrant, a $0.9 million charge related to the Company's share of loss and impairment in a former equity-method investee, and a $0.5 million expense to write off loan costs related to extinguished debt.

Income taxes

We assess all available positive and negative evidence to estimate whether sufficient taxable income will be generated in the future to permit use of the existing deferred tax assets. ASC 740, Income Taxes ("ASC 740"), requires that all sources of future taxable income be considered in making this determination. The Tax Cuts and Jobs Act of 2017 amended section 163(j) of the Internal Revenue Code. Section 163(j), as amended, limits the business interest deduction to 30% of adjusted taxable income (ATI). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization (EBITDA). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes (EBIT), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely.

With respect to recording a deferred tax benefit for the carryforward of business interest, GAAP applies a "more likely than not" threshold for assessing recoverability. On the basis of our assessment, during the first nine months of 2019 we recorded a valuation allowance of $7.8 million for our business interest carryover comprised of (i) a discrete provision of $2.6 million associated with our 2018 business interest deferred tax asset and (ii) a provision of $5.2 million associated with our 2019 excess business interest. These provisions are a component of our income tax expense (benefit) reported on our consolidated statement of operations.

We will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

We compute our interim period income tax expense (benefit) by using a forecasted estimated annual effective tax rate ("EAETR") and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income.  The EAETR for 2019 of 1.2% includes income tax benefit on pre-tax losses, offset by a tax provision related to establishment of a valuation allowance for deferred income tax on the 2019 portion of the Section 163(j) limitation.

Prior to July 25, 2018, substantially all of our operations were conducted through pass-through entities for income tax purposes, and as such we had no material income tax accounting reflected in our financial statements for financial reporting purposes since substantially all taxable income and deductions were "passed through" to our unconsolidated owners. Effective July 25, 2018, we became a "C Corp" in connection with our Business Combination and recapitalization events. Accordingly, effective July 25, 2018, our financial statements reflect the accounting for income taxes. Our financial statements for the quarter and nine months ended September 30, 2018 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had we been subject to federal and state income taxes then.

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

The non-GAAP reconciliations of Consolidated EBITDA, Consolidated Adjusted EBITDA, and Consolidated Earnout Adjusted EBITDA to consolidated net loss, the most directly comparable financial measures calculated and presented in accordance with GAAP, are shown in the table below:

(in thousands)	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Consolidated net loss (GAAP)	$(5,844)	$(2,562)	$(26,420)	$(11,367)
Add: Interest expense (1)	10,463	7,334	30,602	21,893
Add: Depreciation and amortization	10,077	4,899	28,763	12,679
Add: Income tax (benefit) expense	(1,736)	(991)	2,468	(991)
Consolidated EBITDA (non-GAAP)	12,960	8,680	35,413	22,214
Further adjusted by:
Add: Non-cash equity-based compensation	1,171	268	3,354	1,063
Add: Debt modification/extinguishment costs and warrant fair value changes	—	(71)	—	4,782
Add: Certain legal expenses (2)	379	2,314	1,264	5,496
Add: Professional, accounting and consulting fees (3)	374	1,204	1,504	4,785
Add: Transition services for acquisition (4)	441	—	1,188	—
Consolidated Adjusted EBITDA (non-GAAP)	15,325	12,395	$42,723	$38,340
Further adjusted by:
Add: Pro-forma impact of acquisitions (5)	1,112	820	6,801	7,633
Add: Contracted revenue and savings	275	273	823	2,924
Add: Other professional and consulting fees	360	249	1,112	872
Add: Other tax expenses and other adjustments	245	81	301	1,310
Consolidated Earnout Adjusted EBITDA (non-GAAP) (6)	$17,317	$13,818	$51,760	$51,079

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

(6) Reflects definition in debt agreements entered into in connection with the January 2017 debt financing. Subsequent to the Business Combination, the Earnout Adjusted EBITDA of the Borrowers under the credit agreements excludes expenses of the Company's consolidated parent entity, which is neither a borrower nor a guarantor under the credit agreements. Earnout Adjusted EBITDA of the Borrowers was approximately $20.7 million and $62.4 million for the quarter and nine months ended September 30, 2019, respectively.

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2018, the following key changes have occurred as of September 30, 2019.

Cash

Cash decreased by $11.4 million. For an explanation of the key drivers of this change, see the subsequent section, Liquidity and Capital Resources.

Intangible Assets

Intangible assets increased during the first nine months of 2019 by a net of $63.4 million due to asset acquisitions, partially offset by amortization. For additional information, see Note 2, Acquisitions and Contributions of Assets, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Long-Term Debt

Long-term debt, excluding amounts outstanding under the revolving credit facility, increased by a net $71.0 million during the first nine months of 2019. This increase was driven by borrowings to acquire certain intangible assets. See Note 7, Long-Term Debt, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on credit facilities, available credit, and covenants.

Stockholders' Deficit

The deficit equity position attributable to the stockholders of the Company increased by $25.5 million, from a deficit of $85.5 million at December 31, 2018 to a deficit of $110.9 million at September 30, 2019. The primary driver of this change was the net loss of $26.4 million for the first nine months of 2019 and repurchased common stock at cost of $2.4 million, partially offset by a $3.4 million credit to additional paid-in capital for equity-based compensation. See Note 11, Reconciliation of Stockholders' Equity (Deficit) and Non-Controlling Interest, to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As disclosed in Note 7, Long-Term Debit, our subsidiaries that are borrowers under the Senior Credit Agreement and GS Credit Agreement agreements are currently pursuing a refinancing of the credit agreements, which is expected to be completed during the fourth quarter of 2019.  Based upon current financial forecast for the fourth quarter of 2019, without a refinancing or modification of existing terms within the credit agreements, it is probable that compliance will not be achieved for the required Total Net Leverage Ratio covenant of no more than 5.25:1.00 at December 31, 2019. Noncompliance could have materially adverse impacts on our financial condition, including giving the lenders the right to accelerate the debt repayment schedule and restricting access to the revolving credit facility.  Based upon the progress of the refinancing efforts, the credit agreements are expected to be refinanced, and we expect to be in compliance with the debt covenants included therein at December 31, 2019.

Our principal uses of cash are to fund business operations, administrative costs, and debt service.

Our working capital, defined as current assets less current liabilities, was $4.3 million at September 30, 2019 and $21.1 million at December 31, 2018. As of September 30, 2019, we had cash totaling $4.2 million compared to $15.6 million at December 31, 2018. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds of $22.7 million at September 30, 2019 and $18.2 million at December 31, 2018.

At September 30, 2019, approximately $13.5 million was available under the revolving credit facility.

The following tables and narrative reflect our changes in cash flows for the comparative periods.

(dollars in thousands)	Nine Months Ended September 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$10,617	$24,836
Investing activities	(93,623)	(42,345)
Financing activities	76,018	8,827
Net decrease in cash and restricted cash	$(6,988)	$(8,682)

Cash Provided By Operating Activities

Net cash provided by operating activities in the first nine months of 2019 was $10.6 million compared to net cash provided of $24.8 million for the first nine months of 2018. The $14.2 million decrease for the first nine months of 2019 was principally the result of higher operating losses during 2019 and an increase in cash interest payments of $9.0 million.

Cash Used In Investing Activities

Net cash used in investing activities was $93.6 million and $42.3 million for the first nine months of 2019 and 2018, respectively. Cash used in investing activities for the first nine months of 2019 included $18.0 million used to acquire merchant portfolios and $63.8 million used to acquire certain assets from YapStone. Cash used to acquire property, equipment, and software amounted to $8.7 million and $8.4 million for the first nine months of 2019 and 2018, respectively.

Cash Provided By Financing Activities

Net cash provided by financing activities was $76.0 million for the first nine months of 2019 compared to $8.8 million in the first nine months of 2018. The amount for the first nine months of 2019 included a $69.7 million, net of issue discount, delayed draw under the credit facility under the senior credit agreement with a syndicate of lenders (the "Senior Credit Agreement") that was used to acquire certain assets from YapStone. Additionally, net draws of $11.5 million draw under the revolving credit feature of our Senior Credit Agreement was used to partially fund a portfolio acquisition. Cash flows provided by financing activities for the first nine months of 2018 included $67.1 million of borrowings under our Senior Credit Agreement and $49.4 million of cash proceeds from our reverse acquisition and recapitalization events, partially offset by equity redemptions and distributions totaling $81.2 million.  The equity redemptions and distributions involved Priority Holdings, LLC before the Company's recapitalization on July 25, 2018.

Off-Balance Sheet Arrangements

We have not entered into any other transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.

Commitments and Contractual Obligations

Commitments

See Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheet as of September 30, 2019.

Contractual Obligations

There have been no significant changes to our contractual obligations and commitments compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report, except for additional borrowings under our existing Senior Credit Agreement consisting of $70.0 million of term debt and $11.5 million net under our revolving credit facility. For an updated schedule of debt repayments, see Note 7, Long-Term Debt, to the unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 2, Acquisitions and Contributions of Assets, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. There have been no material changes to these critical accounting policies and estimates as of September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The credit facility under the Senior Credit Agreement bears interest at a rate based on LIBOR plus a fixed margin that changes periodically. As of September 30, 2019, the Company's subsidiaries that are borrowers or guarantors had $389.8 million in outstanding borrowings under the senior credit facility. The applicable LIBOR rate stood at 2.12% at September 30, 2019 and the fixed margin stood at 5%, for an interest rate of 7.12%.

A hypothetical 1.0% increase or decrease in the applicable LIBOR rate on the outstanding indebtedness under the senior secured credit facility for the first nine months of 2019 would have increased or decreased interest expense by approximately $2.9 million. Per annum, a 1.0% hypothetical increase or decrease in the applicable LIBOR on this debt rate would increase annual interest expense by approximately $3.9 million.

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

Changes in Internal Control over Financial Reporting

As disclosed in Item 9A in the Annual Report, we previously identified material weaknesses in internal control over financial reporting related to (1) lack of sufficient accounting and financial reporting resources and (2) deficiencies in certain aspects of our financial statement review and close processes. In order to continue to remediate the material weaknesses described above, during the quarter ended September 30, 2019, we undertook or were engaged in the following measures or activities to address the material weaknesses in internal control over financial reporting:

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

ITEM 1A. RISK FACTORS

As of September 30, 2019, there have been no material changes to the risk factors previously disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

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

PRIORITY TECHNOLOGY HOLDINGS, INC.

November 14, 2019	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

November 14, 2019	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial and Accounting Officer)