Form 10-K
period 2019-12-31
Priority Technology Holdings, Inc.
filed 2020-03-30
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 001-37872
Priority Technology Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-4257046
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2001 Westside Parkway
Suite 155
Alpharetta,	Georgia	30004
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (800) 935-5961

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value	PRTH	Nasdaq Global Market

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

As of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $54.0 million (based upon the closing sale price of the common stock on that date on The Nasdaq Capital Market).

As of March 26, 2020, 67,512,167 shares of common stock, par value $0.001 per share, were issued and 67,060,943 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Priority Technology Holdings, Inc., scheduled to be held on June 17, 2020, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 31, 2019.

  Priority Technology Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2019

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, including the risk factors set forth on page 19 of this Annual Report on Form 10-K, that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I.

ITEM 1. BUSINESS

Basis of Presentation

On July 25, 2018, MI Acquisitions, Inc. ("MI Acquisitions"), which was formed under the laws of the State of Delaware on April 23, 2015, acquired all of the outstanding member equity interests of Priority Holdings, LLC in exchange for the issuance of MI Acquisitions' common stock. As a result, Priority Holdings, LLC, which was previously a privately-owned company, became a wholly-owned subsidiary of MI Acquisitions (the "Business Combination"). Simultaneously, MI Acquisitions changed its name to Priority Technology Holdings, Inc. For financial accounting and reporting purposes under generally accepted accounting principles in the United States ("GAAP"), the acquisition was accounted for as a "reverse merger." Under this method of accounting, MI Acquisitions is treated as the acquired entity whereby Priority Holdings, LLC was deemed to have issued common stock for the net assets and equity of MI Acquisitions accompanied by a simultaneous equity recapitalization of Priority Holdings, LLC. Net assets of the Company are stated at historical cost and accordingly the equity and net assets of the Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Priority Holdings, LLC. Prior to July 25, 2018, the results of operations, cash flows, and financial position are those of Priority Holdings, LLC. The units and corresponding capital amounts and earnings per unit of Priority Holdings, LLC prior to July 25, 2018 have been retroactively revised as shares reflecting the exchange ratio established in the recapitalization.

 Overview of the Company

We are a leading provider of merchant acquiring and commercial payments solutions with a platform of microservices that activate and monetize vertically specialized merchant networks. We offer unique product capabilities to businesses, enterprises and distribution partners such as retail independent sales organizations ("ISOs"), financial institutions ("FIs"), wholesale ISOs, and independent software vendors ("ISVs") in the United States. The Company, then Priority Holdings, LLC, was founded in 2005 with a mission to build a merchant inspired payments platform that would advance the goals of our small and medium-size business clients ("SMBs"), enterprise clients, and distribution partners.

Since 2013, we have grown from the 38th largest U.S. merchant acquirer to become the 11th largest and the 5th largest non-bank merchant acquirer as of the end of 2019 according to the Nilson Report issued in March 2020. In 2019 and 2018, we processed over 513 million and 466 million transactions, respectively, and over $43.0 billion and $38.2 billion, respectively, in bankcard payment volume across approximately 203,000 and 181,000, respectively, merchants. Headquartered in Alpharetta, Georgia, we had 588 employees as of December 31, 2019 and are led by an experienced group of payments executives.

Our growth has been underpinned by three key strengths: (1) a cost-efficient, agile payment and business processing infrastructure, known internally as Vortex.Cloud and Vortex.OS, (2) two proprietary product platforms: the MX product line targeting the consumer payments market and the commercial payments exchange ("CPX") product line targeting the commercial payments market and (3) focused distribution engines dedicated to selling into business-to-consumer ("B2C") and commercial payments business-to-business ("B2B") payments markets.

The MX product line provides technology-enabled payment acceptance and business management capabilities to merchants, enterprises and our distribution partners. The MX product line includes: (1) our MX ISO/Agent and VIMAS reseller technology systems (collectively referred to as "MX Connect") and (2) our MX Merchant products, which together provide resellers and merchant clients, a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. MX Connect provides our consumer payments reselling partners with automated tools that support low friction merchant on-boarding, underwriting and risk management, client service, and commission processing through a single mobile-enabled, web-based interface. The result is a smooth merchant activation onto our flagship consumer payments offering, MX Merchant, which provides core processing and business solutions to SMB clients. In addition to payment processing, the MX Merchant product line encompasses a variety of proprietary and third-party product applications that merchants can adopt such as MX Insights, MX Storefront, MX Retail, MX Invoice, MX B2B and ACH.com, among others. This comprehensive suite of solutions enables merchants to identify key consumer trends in their business, quickly implement e-commerce or retail point-of-sale ("POS") solutions, and even handle automated clearing house ("ACH") payments. By empowering resellers to adopt a consultative selling approach and embedding our technology into the critical day-to-day workflows and operations of both merchants and resellers, we believe that we have established and maintained "sticky" relationships. We believe that our strong retention, coupled with consistent merchant boarding, have resulted in strong processing volume and revenue growth.

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

We developed an entirely virtual computing infrastructure in 2012. This infrastructure, known as Vortex.Cloud, is a highly-available, redundant, and audited payment card industry ("PCI"), Health Insurance Portability and Accountability Act ("HIPAA"), NACHA, and Financial Stability Oversight Council (the "FSOC") computing platform with centralized security and technical operations. We strive to enable Vortex.Cloud to maintain greater than 99% uptime. All computational and IP assets of our operating companies are hosted and managed on Vortex.Cloud infrastructure. With Vortex.Cloud, we have constructed a uniform set of APIs, called Vortex.OS (operating system), that provide critical functionality to our payment divisions. The Vortex OS APIs provide electronic payments, security/crypto, data persistence, time series data (events), and artificial intelligence (AI). The MX and CPX product platforms leverage Vortex.OS and Vortex.Cloud for maximum scalability, high-availability, security, and access to advanced feature sets. The combined result is a purpose build infrastructure and product offering that produces solid organic growth and profit margin results. Furthermore, in addition to supporting a modern product stack, Vortex.Cloud and Vortex.OS enable the rapid inclusion of data and systems of acquisition targets for smooth consolidation to our operating infrastructure and accelerate achievement of revenue and cost synergies.

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

For the year ended December 31, 2019, we generated revenue of $371.9 million (which reflects the adoption of the new revenue recognition standard, ASC 606), a net loss of $33.6 million and Adjusted EBITDA (a non-GAAP measure) of $58.9 million, compared to revenue of $375.8 million (which reflects the retroactive adoption of the new revenue recognition standard, ASC 606), net loss of $17.8 million and Adjusted EBITDA of $49.4 million for the year ended December 31, 2018. For a discussion of Adjusted EBITDA and a reconciliation to net income (loss), the most directly comparable measure under GAAP, please see the section entitled "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations—Certain Non-GAAP Measures" elsewhere in this Annual Report on Form 10-K.

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

Diverse Reseller Community

We maintain strong reseller relationships with approximately 1,300 ISOs, FIs, ISVs, VARs and other referral partners. MX Connect enables resellers to efficiently market merchant acquiring solutions to a broad base of merchants through this one-to-many distribution model. Resellers leverage MX Connect's powerful CRM and business operating features to manage their internal sales teams and engage their merchant base through various value-added tools and resources, such as marketing resources, automated onboarding, merchant underwriting, merchant activity monitoring and reporting, to support the growth of their businesses. We believe that our ability to service our reseller partners through a comprehensive offering provides a competitive advantage that has allowed the company to build a large, diverse merchant base characterized by high retention. The strength of our technology offering is manifest in the fact that we maintain ownership of merchant contracts, with most reseller contracts including strong non-solicit and portability restrictions.

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

Expand our Network of Distribution Partners

We have established and maintain a strong position within the reseller community, with approximately 1,300 partners. We intend to continue to expand our distribution network to reach new partners, particularly with ISVs and VARs to expand technology and integrated partnerships. We believe that our MX Connect technology offering enables us to attract, and retain, high quality resellers focused on growth.

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

Deploy Industry Specific Payment Technology

We intend to continue to enhance and deploy our technology-enabled payment solutions in attractive industries. Through MX Merchant, we have developed proprietary applications and added third-party tools that address the specific needs of merchants in certain verticals, including retail, health care and hospitality. We continue to identify and evaluate new and attractive industries where we can deliver differentiated technology-enabled payment solutions that meet merchants' industry-specific needs.

Expand Electronic Payments Share of B2B Transactions with CPX

We have a growing presence in the commercial payments market where we provide curated managed services and AP automation solutions to industry leading financial institutions and card networks such as Citibank, MasterCard, Visa and American Express. The Commercial payments market is the largest and one of the fastest growing payments market in the United States by volume.

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

Managed Services

We provide business process outsourcing services to AMEX that offer AMEX's merchants access to several programs, including AMEX Buyer Initiated Payments ("BIP") and AMEX Merchant Financing loans. Acting as an outsourced sales force, we utilize approximately 160 employees to originate BIP or Merchant Financing loans for AMEX, earning a fee for each origination. Additionally, AMEX compensates us for personnel fees incurred for the employees who sell these outsourced services. We do not take any credit risk associated with the aforementioned programs.

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

Sales and Distribution

We reach our consumer payment merchants through three primary sales channels: 1) Retail ISOs/Agents and Financial Institutions, 2) Wholesale ISOs, and 3) Independent Software Vendors and Value-Added Resellers. MX Connect allows resellers to engage merchants for processing services and a host of value-added features designed to enhance their customer relationship. Merchants utilize our diverse product suite to manage their business, increasing our ability to retain the merchant if the ISO were to leave the Company.

•
Retail ISOs/Agents and Financial Institutions (i.e. community banks) – A non-risk bearing independent group of sales agents, individual sales agents, or financial institutions (mostly community banks) that operates as a sales force on behalf of the Company. Retail resellers are not employed by us but rather are independently contracted to acquire merchants to utilize our payment processing and product offerings. While the reseller serves as the merchant's key contact, the processing contract is between us and the merchant and agreements with resellers include non-solicitation rights. We manage the transaction risk on behalf of retail resellers.

•
Wholesale ISO – A risk bearing independent group of sales agents operating as a sales force on behalf of the Company. Wholesale ISOs are not employed by us but rather are independently contracted to acquire merchants to utilize our payment processing and product offerings. While the ISO serves as the merchant's key contact, the processing contract is between us and the merchant, and agreements with ISOs include non-solicitation rights. Wholesale ISOs are responsible and bear all transaction risk on their merchant portfolios. We underwrite all such merchants even though wholesale ISOs bear the risk.

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

Third-Party Processors and Sponsor Banks

We partner with various vendors in the payments value chain to assist us in providing payment processing services to merchant clients, most notably processors and sponsor banks, which sit between us (the merchant acquirer) and the card networks. Processing is a scale driven business in which many acquirers outsource the processing function to a small number of large processors. In these partnerships, we serve as a merchant acquirer and enter into processing agreements with payment processors, such as First Data or TSYS, to assist us in providing front-end and back-end transaction processing services for our merchants. These third parties are compensated for their services. These processors in turn have agreements with card networks such as Visa and MasterCard, through which the transaction information is routed in exchange for network fees.

To provide processing services, acquirers like Priority we must be registered with the card networks (e.g. Visa and MasterCard). To register with a card network in the United States, acquirers must maintain relationships with banks willing to sponsor the acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Citizens Bank, Wells Fargo, Synovus Bank, Pueblo Bank, Sutton Bank, and Axiom Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by Atlantic Capital Bank and Fifth Third Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for MasterCard) across the card networks (or ACH network) to authorize and clear transactions.

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

Initial Underwriting- Central to our risk management process is our front-line underwriting policies that vet all resellers and merchants prior to their contracting with us. Our automated risk systems pull credit bureau reports, corporate ownership details, as well as anti-money laundering, Office of Foreign Assets Control ("OFAC") and Financial Crimes Enforcement Network ("FinCEN") information from a variety of integrated data bases. This information is put into the hands of a tenured team of underwriters who conduct any necessary industry checks, financial performance analysis or owner background checks, consistent with our policies. Based upon these results the underwriting department rejects or approves and sets appropriate merchant and reseller reserve requirements which are held by our bank sponsors on our behalf. Resellers are subject to quarterly and/or annual assessments for financial strength compliance with our policies and adjustments to reserve levels. The results of our initial merchant underwriting inform the transaction level risk limits for volume, average ticket, transaction types and authorization codes among other items that are captured by our CYRIS risk module—a proprietary risk system that monitors and reports transaction risk activity to our risk team. This transaction level risk module, housed within MX Connect, forms the foundational risk management framework that enables the company to optimize transaction activity and processing scale while preserving a modest aggregate risk profile that has resulted in historically low losses.

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

Loss Mitigation- In instances where particular transactions and/or individual merchants are flagged for fraud, where transaction activity is resulting in excessive chargebacks, several loss mitigation actions may be taken. These include charge-back dispute resolution, merchant and reseller funds (reserves or processed batches) withheld, inclusion on Network Match List to notify the industry of a "bad actor", and even legal action.

Acquisitions of Businesses

For information regarding our business and asset acquisitions, see Note 4, Business Combinations, Asset Acquisitions and Asset Contributions, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Competition

The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume; when excluding banks, we ranked 5th among U.S. merchant acquiring as of 2019, according to the 2019 Nilson Report issued in March 2020. When comparing top non-bank U.S. merchant acquirers by volume, FIS (which now includes Worldpay) held the leadership position at the end of 2019 followed by Global Payments (which now includes TSYS), and Fiserv (which now includes First Data).

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

The largest opportunity for acquirers to expand is within the small to medium-sized merchant market. According to the SMB Group, a markets insight firm for small and medium-sized businesses, the majority of small and medium-sized businesses recognize the upside tech-enabled solutions provide to daily operations and long-term growth potential. As small businesses increasingly demand integrated solutions tailored to specific business functions or industries merchant processors are adopting payment enabled software offerings that combine payments with core business operating software. By subsisting within SMB's critical business software processors are able to improve economic results through better merchant retention and often higher processing margins. Through our MX Merchant platform, we are well-positioned to capitalize on the trend towards integrated solutions, new technology adoption and value added-service utilization in the SMB market.

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

Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")

The Dodd-Frank Act of 2010 resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction. Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10 billion or more are capped at $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on our results of operations.

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

Privacy and Information Security Laws

We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of financial institutions and to companies that provide services to financial institutions in the United States, certain health care technology laws, including HIPAA and the Health Information Technology for Economic and Clinical Act, and the California Consumer Protection Act ("CCPA"), which establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union and its successor, the General Data Protection Regulation. Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for safeguarding and removal or elimination of personal information.

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

Escheat Laws

We are subject to U.S. federal and state unclaimed or abandoned property state laws in the United States that requires us to transfer to certain government authorities the unclaimed property of other that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state and foreign regulatory authorities with regard to our escheatment practices.

Other Regulation

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

Intellectual Property

We have developed a payments platform that includes many instances of proprietary software, code sets, workflows and algorithms. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees and contractors, and into confidentiality and non-disclosure agreements with other third parties, to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, copyrights, registered domain names, and patent rights to help protect the Priority brand and our other intellectual property.

Employees

As of December 31, 2019, we employed 588 employees, of which 580 were employed full-time. None of our employees are represented by a labor union and we have experienced no work stoppages.

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

ITEM 1A. RISK FACTORS

An investment in our common stock and our financial results are subject to a number of risks. You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Additional risks and uncertainties, including those generally affecting the industry in which we operate and risks that management currently deems immaterial, may arise or become material in the future and affect our business.

Risk Factors Related to Our Business

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

Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. Examples of such information security risks are the recent Spectre and Meltdown threats which, rather than acting as viruses, were design flaws in many computers that allowed programs to steal data stored in the memory of other running programs and required patch software to correct. The techniques used by these bad actors to obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect. Furthermore, threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. For example, certain of our employees have access to sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception or loss. Also, computer viruses can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our contracted third parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or to create a diversion for other malicious activities. These types of actions and attacks and others could disrupt our delivery of services or make them unavailable. Any such actions or attacks against us or our contracted third parties could hurt our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, subject us to lawsuits, fines or sanctions, distract our management or increase our costs of doing business. For example, we are presently evaluating whether the recent Spectre and Meltdown threats may require us to replace substantial portions of our current technology hardware and infrastructure in order to mitigate the risk associated with those threats. If we are required to replace a substantial portion of our current technology hardware and infrastructure, either as a result of the Spectre and Meltdown threats or similar future threats, we would likely incur substantial capital expenditures, which may materially and adversely affect our free cash flow and results of operations as a result.

We and our contracted third parties could be subject to breaches of security by hackers, and our encryption of data and other protective measures may not prevent unauthorized access to or use of sensitive data. A breach of a system may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter merchants from using electronic payments generally and our services specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. In addition, a significant cybersecurity breach of our systems or communications could result in payment networks prohibiting us from processing transactions on their networks or the loss of our bank sponsors that facilitate our participation in the payment networks, either of which could materially impede our ability to conduct business.

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

In addition, our agreements with our bank sponsors and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any failure to adequately comply with these protective measures could result in fees, penalties, litigation or termination of our bank sponsor agreements or our third-party payment processor agreements.

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

The payment processing industry is highly competitive. We primarily compete in the small to medium-size ("SMB") merchant industry. Competition has increased recently as other providers of payment processing services have established a sizable market share in the SMB merchant acquiring industry. Our primary competitors for SMB merchants in these markets include financial institutions and their affiliates and well-established payment processing companies that target SMB merchants directly and through third parties, including Bank of America Merchant Services, Chase Merchant Services, Elavon, Inc. (a subsidiary of U.S. Bancorp), Wells Fargo Merchant Services, First Data Corporation, Worldpay, Inc., Global Payments/TSYS and Square. We also compete with many of these same entities for the assistance of distribution partners. For example, many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of payments with credit, debit and prepaid cards ("Electronic Payments"), particularly Electronic Payments to SMB merchants, and our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.

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

Our core business depends heavily on the reliability of our processing systems. A system outage could have a material adverse effect on our business, financial condition, and results of operations. Not only would we suffer damage to our reputation in the event of a system outage, but we may also be liable to third parties. Many of our contractual agreements with clients require us to pay penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include, but are not limited to, fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts, cyber-attacks and war. Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. To help protect against these events, we perform the vast majority of disaster recovery operations ourselves, but we also utilize select third parties for certain operations. To the extent we outsource our disaster recovery, we are at risk of the vendor's unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver's license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data. For example, the CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

Our business is dependent on third-party vendors to provide us with certain products and services. For example, we utilize First Data and TSYS to provide authorization and settlement services. Our current amended and restated processing agreement with First Data was entered into in December 2014 and will remain in effect through December 2020 and automatically renews for successive 90-day terms thereafter unless either party provides 30-day written notice of non-renewal to the other party.  Our current processing agreement with TSYS is effective January 1, 2019 for a three-year term and automatically renews for a successive one-year term thereafter unless either party provides written notice of non-renewal to the other party.

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

Our business may be adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the U.S., and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the COVID-19 virus outbreak a global pandemic. The outbreak and any preventative or protective actions that governments or others may take in respect of this coronavirus may result in global business disruptions, including for the Company's customers and business partners, and in a period of business disruption, reduced customer demand and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition, results of operations, and cash flows, despite the fact that such impacts may not be felt for a significant period of time. Although we are diligently working to ensure that we can operate with minimal disruption, prepare to mitigate the impact of the outbreak on our employees’ health and safety, and address potential business interruptions on ourselves and our customers, the full extent to which the coronavirus could affect the global and U.S. ecomonies and our business will depend on future developments and factors that cannot be predicted.

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

Worldwide financial market conditions, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and may cause economic uncertainties or deterioration in the United States. The U.S. markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on U.S. financial markets.

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

There are factors that may be beyond our control that could affect our operations and business. We depend on the efficient and uninterrupted operation of numerous systems, including our computer network systems, software, data centers and telecommunication networks, as well as the systems and services of our bank sponsors, the payment networks, third-party providers of processing services and other third parties. Our systems and operations or those of our third-party providers, such as our provider of dial-up authorization services, or the payment networks themselves, could be exposed to factors that may be beyond our or their control that could affect our or their operations and business. Such factors include, among other things, fire, natural disasters and health emergencies, including earthquakes, fires, power outages, typhoons, floods, pandemics or epidemics such as the coronavirus, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, international conflicts, acts of terrorism, wars and civil unrest, human error or sabotage, financial insolvency, labor disruption, international trade disputes, critical infrastructure attacks and the conditions in the domestic and global economies, generally. Any of these events, among others, could materially and adversely affect our financial condition and operating results. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including our workforce and demand for our services, which could impact our ability to deliver services to our customers and make it more difficult to meet our expectations and obligations. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. At present, our critical operational systems, such as our payment gateway, are fully redundant, while certain of our less critical systems are not. Therefore, certain aspects of our operations may be subject to interruption. Also, while we have disaster recovery policies and arrangements in place, they have not been tested under actual disasters or similar events.

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

We rely on third parties to provide or supplement bankcard processing services and for infrastructure hosting services. We also rely on third parties for specific software and hardware used in providing our products and services. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our merchants and, if we cannot find alternate providers quickly, may cause those merchants to terminate their relationship with us.

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

We have potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase in the future. Increases in chargebacks or other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations for membership. If we incur fines or penalties for which our merchants or ISOs are responsible that we cannot collect, we may have to bear the cost of such fines or penalties.

We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by the card networks themselves and may be influenced by card issuers, some of which are our competitors with respect to processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members, including us. The termination of our registrations or our membership status as a service provider or merchant processor, or any changes in a card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, we or the merchant or ISO could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or Mastercard rules that would impair our registration, could require us to stop providing Visa and Mastercard payment processing services, which would make it impossible for us to conduct our business on its current scale.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If we are unable to maintain clearing services with these financial institutions and are unable to find a replacement, our business may be adversely affected.

We rely on various financial institutions to provide clearing services in connection with our settlement activities. If such financial institutions should stop providing clearing services, we must find other financial institutions to provide those services. If we are unable to find a replacement financial institution, we may no longer be able to provide processing services to certain customers, which could negatively affect our revenues, earnings and cash flows.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). We may remain an "emerging growth company" until the fiscal year ending December 31, 2021. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and are exempt from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

Material weaknesses have been identified in our internal control over financial reporting.

We have identified material weaknesses in internal controls over our financial reporting that remain unremediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified were lack of sufficient accounting and financial reporting resources, deficiencies in certain aspects of our financial statement review and close processes, and functional limitations of the accounting and financial reporting system.

We performed an evaluation of our disclosure controls and internal control over financial reporting as of December 31, 2019 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. As a result of these evaluations, we determined that our disclosure controls and procedures were not effective as of December 31, 2019 and we did not maintain effective internal control over financial reporting as of December 31, 2019, due to the material weaknesses described above.

We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the material weaknesses. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take.

Risk Factors Related to Our Indebtedness

We face risks related to our substantial indebtedness.

As of December 31, 2019, we had total outstanding debt of $495.5 million compared to $412.7 million as of December 31, 2018, an increase of $82.8 million or 20.1%, consisting of outstanding debt of $400.3 million under a senior credit facility with a syndicate of lenders (the "Senior Credit Facility") and $95.1 million under a subordinated term loan (including accrued payment-in-kind interest through December 31, 2019) (the "Subordinated Term Loan"). In addition, the Senior Credit Facility includes a $25.0 million revolving credit facility, which had outstanding draws totaling $11.5 million as of December 31, 2019. Our total interest expense was $40.7 million, $29.9 million, and $25.1 million in 2019, 2018, and 2017, respectively. In the future, we may elect to use additional forms of indebtedness, including publicly or privately offered notes, which may further increase our levels of indebtedness. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a description of our existing credit facilities.

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

Changes in the method for determining the London Interbank Offered Rate ("LIBOR") and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.

The majority of our current indebtedness bears interest at a variable rate based on LIBOR, and we may incur additional indebtedness based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

We are evaluating the potential effect of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the effect of such a possible transition to SOFR may be on our business, financial condition, results of operations or cash flows.

Our Senior Credit Facility requires us to maintain certain leverage ratios.

Certain of our subsidiaries are borrowers (the "Borrowers") or guarantors under the Senior Credit Facility. The Senior Credit Facility includes a Total Net Leverage Ratio covenant, which requires a Total Net Leverage Ratio of no more than 8.00:1.00 as of December 31, 2019 and March 31, 2020, and further steps down periodically to be no more than 5.50:1.00 at December 31, 2022 for each quarter thereafter. The Senior Credit Facility defines Total Net Leverage Ratio as the consolidated total debt of the Borrowers, less unrestricted cash subject to certain restrictions, divided by the Consolidated Adjusted EBITDA (a non-GAAP measure) of the Borrowers, as defined in the agreement. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Non-GAAP Measures."

If the Borrowers were to fail to comply with the Total Net Leverage Ratio covenant, it would trigger an event of default under the Senior Credit Facility, as described below. As of December 31, 2019, the Borrowers' were in compliance with the required Total Net Leverage Ratio.

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

In addition, we are required to comply with certain restrictions on the ratio of our indebtedness to our "Consolidated Adjusted EBITDA" (a non-GAAP measure as defined in the credit agreements governing our existing credit facilities).

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

•	results of operations that vary from the expectations of securities analysts and investors;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles;

•	occurrences of extreme or inclement weather; and

•	other events or factors, including those resulting from natural disasters, war, acts of terrorism, pandemics, or responses to these events.

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

These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and

•	certain limitations on convening special stockholder meetings.

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

There is a limited trading market for our Warrants, which might adversely affect the liquidity, market price and price volatility of the Warrants. In addition, our publicly-traded Warrants have been removed from quotation on The Nasdaq Global Market. As a result, investors in our Warrants may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Warrants, and the ability of our stockholders to sell our Warrants in the secondary market has been materially limited.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

We maintain several offices across the United States, all of which we lease.

Our key office locations include:

•	corporate headquarters in Alpharetta, Georgia;

•	administrative office in Hicksville, NY; and

•	administrative office in New York, NY.

We lease several small facilities for sales and operations. Our current facilities meet the needs of our employee base and can accommodate our currently contemplated growth.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to the consummation of the Business Combination on July 25, 2018, MI Acquisitions' common stock, warrants and units were each listed on The Nasdaq Capital Market under the symbol "MACQ," "MACQW" and "MACQU," respectively. Upon the consummation of the Business Combination and the change of the Company's name to Priority Technology Holdings, Inc., our common stock commenced trading on The Nasdaq Global Market under the symbol "PRTH" and our warrants and units commenced trading under the symbols "PRTHW" and "PRTHU," respectively. As of March 6, 2019, our warrants and units were delisted from trading on The Nasdaq Global Market. Following their delisting, our warrants and units became available to be quoted in the over-the-counter market under the symbols "PRTHW" and "PRTHU," respectively.

Holders

As of March 26, 2020, we had 36 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. With the exception of one holder, all of our outstanding warrants and units were held in nominee or "street" name accounts through brokers.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 19, 2018, the Company's Board of Directors authorized a stock repurchase program. Under the program, the Company was authorized to purchase up to $5.0 million of its outstanding common stock from time to time through June 30, 2019. During the second quarter of 2019, the Company repurchased a total of 451,224 shares of its common stock at an average price of $5.29 per share. Total cash paid by the Company was approximately $2.4 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K as of December 31, 2019 and 2018 and for the years then ended. You should read the following selected financial data in conjunction with the sections entitled "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

(in thousands except per share amounts)	Year Ended December 31,
	As recasted	As restated	As restated
	2019 (a)	2018 (b)	2017 (b)

Statement of operations data
Revenues	$371,854	$375,822	$382,167
Operating expenses	364,670	359,429	347,673
Interest expense	(40,653)	(29,935)	(25,058)
Other, net	710	(6,784)	(5,597)
(Loss) income before income taxes	(32,759)	(20,326)	3,839
Income tax expense (benefit)	830	(2,490)	—
Net (loss) income	$(33,589)	$(17,836)	$3,839

Basic and diluted (loss) earnings per share	$(0.50)	$(0.29)	$0.05

(a) Recasted to reflect the full retrospective adoption of ASC 606. See Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

(b) Recasted to reflect the full retrospective adoption of ASC 606 and restated to reflect the corrections of errors. See Note 1 and Note 2 to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

(in thousands)	Year Ended December 31,
	2019	2018	2017
Statement of cash flows data
Net cash provided by (used in):
Operating activities	$39,364	$31,348	$36,869
Investing activities	$(97,747)	$(108,928)	$(9,037)
Financing activities	$75,017	$67,252	$(25,375)

(in thousands)	As of December 31,
	2019	2018 (a)
Balance Sheet data
Cash and restricted cash	$50,465	$33,831
Total assets	$464,505	$379,296
Total liabilities	$585,194	$473,314
Total stockholders' deficit	$(120,689)	$(94,018)
Shares of common stock outstanding	67,061	67,038

(a) Restated to reflect the corrections of errors. See Note 2 to the consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

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

For a description and additional information about our three reportable segments, see Note 18, Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Full Retrospective Adoption of ASC 606, Revenues from Contracts with Customers, and Error Corrections in Prior Periods

As disclosed in Notes 1 and 2 to our consolidated financial statements presented in Item 8 of the Annual Report on Form 10-K, we have:
1) recasted our consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 for the full retrospective adoption of ASC 606, Revenue from Contracts with Customers; and

2) restated our consolidated statements of operations and our consolidated statements of cash flows for the years ended December 31, 2018 and 2017, our consolidated balance sheet as of December 31, 2018, and our consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2018 and 2017 including beginning stockholders equity as of January 1, 2017 for the cumulative effects for reporting periods prior to 2017. The revisions were the result of certain error corrections that occurred in reporting periods prior to 2019.

All results of operations, financial condition, cash flows, and other matters disclosed and discussed in this Item 7 reflect the results of the above revisions.

Additional information about the restatement can be found in the following notes to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K:

•	Note 18, Segment Information

•	Note 20, Selected Quarterly Financial Results (Unaudited)

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results for (i) the year ended December 31, 2019 compared to the year ended December 31, 2018 and (ii) the year ended December 31, 2018 compared to the year ended December 31, 2017. We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our revenue for the years ended December 31, 2019 and 2018 was negatively affected by the closure of high-margin accounts with certain subscription-billing e-commerce merchants. The closure of merchants in this channel was due to industry-wide changes for enhanced card association compliance. This revenue, which is entirely within our Consumer Payments reportable segment, was $7.8 million, $59.3 million, and $98.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our income from operations associated with these merchants was $3.5 million, $21.3 million, and $32.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

In addition to the impact of the closures of certain merchants described above, our income from operations for the years ended December 31, 2018 and 2017 were negatively affected by expenses associated with our Business Combination, conversion to a public company, and certain legal matters. These expenses were $8.9 million, $12.4 million, and $5.6 million, for the years ended December 31, 2019, 2018, and 2017 respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

(dollars in thousands)	Year Ended December 31,
	As recasted	As restated
	2019	2018	$ Change	% Change

REVENUES	$371,854	$375,822	$(3,968)	(1.1)%

OPERATING EXPENSES:
Costs of services	252,569	269,284	(16,715)	(6.2)%
Salary and employee benefits	42,214	38,324	3,890	10.2%
Depreciation and amortization	39,092	19,740	19,352	98.0%
Selling, general and administrative	30,795	32,081	(1,286)	(4.0)%
Total operating expenses	364,670	359,429	5,241	1.5%

Income from operations	7,184	16,393	(9,209)	(56.2)%
Operating margin	1.9%	4.4%
OTHER (EXPENSES) INCOME:
Interest expense	(40,653)	(29,935)	(10,718)	35.8%
Other, net	710	(6,784)	7,494	(110.5)%
Total other expenses, net	(39,943)	(36,719)	(3,224)	8.8%

Loss income before taxes	(32,759)	(20,326)	(12,433)	61.2%

Income tax expense (benefit)	830	(2,490)	3,320	nm

Net loss	$(33,589)	$(17,836)	$(15,753)	88.3%

nm = not meaningful

The following table shows our segment income statement data and selected performance measures for the periods indicated:

(dollars and volume amounts in thousands)	Year Ended December 31,
	As recasted	As restated
	2019	2018	Change	% Change

Consumer Payments:
Revenue	$330,599	$347,013	$(16,414)	(4.7)%
Operating expenses	298,362	300,011	(1,649)	(0.5)%
Income from operations	$32,237	$47,002	$(14,765)	(31.4)%
Operating margin	9.8%	13.5%
Depreciation and amortization	$32,842	$17,945	$14,897	83.0%

Key Indicators:
Merchant bankcard processing dollar value	$42,303,880	$37,892,474	$4,411,406	11.6%
Merchant bankcard transaction volume	511,852	465,584	46,268	9.9%

Commercial Payments:
Revenue	$25,980	$27,056	$(1,076)	(4.0)%
Operating expenses	26,871	28,008	(1,137)	(4.1)%
Loss from operations	$(891)	$(952)	$61	(6.4)%
Operating margin	(3.4)%	(3.5)%
Depreciation and amortization	$323	$557	$(234)	(42.0)%

Key Indicators:
Merchant bankcard processing dollar value	$312,342	$257,308	$55,034	21.4%
Merchant bankcard transaction volume	109	118	(9)	(7.6)%

Integrated Partners:
Revenue	$15,275	$1,753	$13,522	nm
Operating expenses	14,550	3,722	10,828	nm
Income (loss) from operations	$725	$(1,969)	$2,694	nm
Depreciation and amortization	$4,398	$145	$4,253	nm

Key Indicators:
Merchant bankcard processing dollar value	$386,101	$5,516	$380,585	nm
Merchant bankcard transaction volume	1,380	55	1,325	nm

Income from operations of reportable segments	$32,071	$44,081	$(12,010)	(27.2)%
Corporate expenses	24,887	27,688	(2,801)	(10.1)%
Consolidated income from operations	$7,184	$16,393	$(9,209)	(56.2)%
Corporate depreciation and amortization	$1,529	$1,093	$436	39.9%

Key Indicators:
Merchant bankcard processing dollar value	$43,002,323	$38,155,298	$4,847,025	12.7%
Merchant bankcard transaction volume	513,341	465,757	47,584	10.2%

nm = not meaningful

Revenue

For the year ended December 31, 2019, our consolidated revenue decreased by $4.0 million, or 1.1%, from the year ended December 31, 2018 to $371.9 million. This decrease was driven by a $16.4 million, or 4.7%, decrease in revenue from our Consumer Payments segment and a $1.1 million, or 4.0%, decrease in revenue from our Commercial Payments segment, partially offset by a $13.5 million increase in revenue from our Integrated Partners segment. Consolidated bankcard processing dollar value and merchant bankcard transactions increased 12.7% and 10.2%, respectively.

For the year ended December 31, 2019, the decrease in Consumer Payments revenue was primarily attributable to a decrease in revenue of $51.5 million from certain subscription-billing e-commerce merchants, largely offset by revenue resulting from the overall increases in bankcard processing dollar value and merchant bankcard transactions of 11.6% and 9.9%, respectively, compared to the year ended December 31, 2018. The higher merchant bankcard processing dollar value and transaction volume in 2019 were mainly due to the continuation of higher consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction increased to $82.65, or 1.5%, in 2019 from $81.39 in 2018.

For the year ended December 31, 2019, the decrease in Commercial Payments revenue was attributable to a $2.3 million decrease in revenue from our curated managed services program, partially offset by a $1.2 million increase in revenue from our CPX accounts payable solutions. The managed services decline was largely driven by lower incentive revenue and the CPX increase was driven by customer additions and higher merchant bankcard processing dollar value.

For the year ended December 31, 2019, the increase in our Integrated Partners revenue was due primarily to a $12.3 million increase in revenue from Priority Real Estate Technology ("PRET"). PRET's revenue growth included $11.7 million from our March 2019 acquisition of a portfolio of customers from YapStone, Inc. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, which commenced operations in April 2018 and February 2019, respectively, comprised the remainder of this reportable segment’s $1.2 million revenue growth.

Operating expenses

Our consolidated operating expenses increased by $5.2 million, or 1.5%, from $359.4 million for the year ended December 31, 2018 to $364.7 million for the year ended December 31, 2019, driven primarily by a $19.4 million, or 98.0%, increase in amortization and depreciation expense related to asset acquisitions that occurred in late 2018 and 2019. Salary and employee benefits increased $3.9 million, or 10.2%, related to increases in corporate and operations headcount and higher headcount from business and asset acquisitions in 2019 and 2018. These increases were partially offset by a $16.7 million, or 6.2%, decrease in costs of services in correlation with lower revenues in 2019 and due to lower residual expenses in 2019 resulting from buyouts of residual commission rights in 2019 and 2018. Costs of merchant card fees as a percentage of merchant card fee revenue dropped by 190 basis points in 2019 from 2018. Selling, General, and Administrative ("SG&A") expenses decreased by $1.3 million, or 4.0%, due primarily to a $0.6 million reduction in the fair value of contingent consideration and to lower corporate expenses related to transaction costs associated with the Business Combination and conversion to a public company, such as legal, accounting and other advisory and consulting expenses.

Income from operations

Consolidated income from operations decreased $9.2 million, or 56.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Our consolidated operating margin for year ended December 31, 2019 was 1.9% compared to 4.4% for the year ended December 31, 2018. The margin decrease was primarily due to the loss of certain subscription-billing e-commerce merchants.

Our Consumer Payments reportable segment earned $32.2 million in income from operations for the year ended December 31, 2019, a decrease of $14.8 million, or 31.4%, from $47.0 million for the year ended December 31, 2018. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $3.5 million and $21.3 million of income from operations in the years ended December 31, 2019 and 2018, respectively, partially offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume.

Our Commercial Payments reportable segment incurred a $0.9 million loss from operations for the year ended December 31, 2019, compared to a $1.0 million loss from operations for the year ended December 31, 2018.

Our Integrated Partners segment earned income from operations of $0.7 million for the year ended December 31, 2019 compared to a loss from operations of $2.0 million for the year ended December 31, 2018. This increase in income from operations in 2019 was due primarily to the 2019 acquisition of certain portfolio assets from YapStone, Inc., which included $4.0 million of increased depreciation expense and $2.9 million of transitional acquisition integration costs.

Corporate expenses were $24.9 million for the year ended December 31, 2019, a decrease of $2.8 million, or 10.1%, over expenses of $27.7 million for the year ended December 31, 2018. This decrease was driven primarily by a $6.4 million decrease in expenses associated with our Business Combination, conversion to a public company, and certain legal matters. These expenses were $6.0 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively.

Interest expense

Interest expense, including amortization of deferred debt issuance costs and discount, increased by $10.7 million, or 35.8%, to $40.7 million in 2019 from $29.9 million in 2018. This increase was primarily due to higher outstanding borrowings in 2019 driven by acquisition related borrowings.

Other, net

Other, net increased $7.5 million from a net expense of $6.8 million in the year ended December 31, 2018 to net income of $0.7 million in the year ended December 31, 2019. The 2018 amount included $3.5 million expense from the change in fair value of a prior warrant liability and also included $3.3 million of debt modification and other net costs.

Income tax expense (benefit)

We became part of a C-Corporation reporting tax group on July 25, 2018 in connection with the Business Combination. On July 25, 2018, we recognized a net deferred income tax asset of $47.5 million, which also resulted in a credit to our additional paid-in capital within our consolidated stockholders' deficit. The net deferred tax asset is the result of the difference between the initial tax bases in the assets and liabilities and their respective carrying amounts for financial statement purposes.

For the year ended December 31, 2019, our income tax expense was $0.8 million, resulting in an effective income tax benefit rate of 2.5%. See note 11, Income Taxes, to our consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

For the year ended December 31, 2018, our income tax benefit was $2.5 million, resulting in an effective income tax rate of 12.5%. This income tax benefit was based on the pre-tax loss incurred after July 25, 2018. On a pro-forma basis assuming C-Corporation status for the full year 2018, our income tax benefit would have been $3.2 million, resulting in a pro-forma effective income tax rate of 15.6%. Our annualized pro-forma effective income tax rate for 2018 was less than the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the tax code.

The effective income tax rate for 2019 may not be indicative of our effective tax rate for future periods.

Net loss

Our consolidated net loss for the year ended December 31, 2019 was $33.6 million compared to a net loss of $17.8 million for the year ended December 31, 2018 for the aforementioned reasons.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table shows our consolidated income statement data for the periods indicated:

(dollars in thousands)	Year Ended December 31,
	As restated	As restated
	2018	2017	$ Change	% Change

REVENUES	$375,822	$382,167	$(6,345)	(1.7)%

OPERATING EXPENSES:
Costs of services	269,284	278,507	(9,223)	(3.3)%
Salary and employee benefits	38,324	32,357	5,967	18.4%
Depreciation and amortization	19,740	14,674	5,066	34.5%
Selling, general and administrative	32,081	22,135	9,946	44.9%
Total operating expenses	359,429	347,673	11,756	3.4%

Income from operations	16,393	34,494	(18,101)	(52.5)%
Operating margin	4.4%	9.0%

OTHER (EXPENSES) INCOME:
Interest expense	(29,935)	(25,058)	(4,877)	19.5%
Other, net	(6,784)	(5,597)	(1,187)	21.2%
Total other expenses, net	(36,719)	(30,655)	(6,064)	19.8%

(Loss) income before taxes	(20,326)	3,839	(24,165)	(629.5)%

Income tax expense (benefit)	(2,490)	—	(2,490)	nm

Net (loss) income	$(17,836)	$3,839	$(21,675)	nm

nm = not meaningful

The following table shows our segment income statement data and selected performance measures for the periods indicated:

(dollars and volume amounts in thousands)	Years Ended December 31,
	As restated	As restated
	2018	2017	Change	% Change

Consumer Payments:
Revenue	$347,013	$357,168	$(10,155)	(2.8)%
Operating expenses	300,011	302,450	(2,439)	(0.8)%
Income from operations	$47,002	$54,718	$(7,716)	(14.1)%
Operating margin	13.5%	15.3%
Depreciation and amortization	$17,945	$13,336	$4,609	34.6%

Key Indicators:
Merchant bankcard processing dollar value	$37,892,474	$34,465,600	$3,426,874	9.9%
Merchant bankcard transaction volume	465,584	439,055	26,529	6.0%

Commercial Payments:
Revenue	$27,056	$24,999	$2,057	8.2%
Operating expenses	28,008	24,027	3,981	16.6%
(Loss) income from operations	$(952)	$972	$(1,924)	(197.9)%
Operating margin	(3.5)%	3.9%
Depreciation and amortization	$557	$451	$106	23.5%

Key Indicators:
Merchant bankcard processing dollar value	$257,308	$190,338	$66,970	35.2%
Merchant bankcard transaction volume	118	95	23	24.2%

Integrated Partners:
Revenue	$1,753	$—	$1,753	nm
Operating expenses	3,722	—	3,722	nm
Loss from operations	$(1,969)	$—	$(1,969)	nm
Depreciation and amortization	$145	$—	$145	nm

Key Indicators:
Merchant bankcard processing dollar value	$5,516	$—	$5,516	nm
Merchant bankcard transaction volume	55	—	55	nm

Income from operations of reportable segments	$44,081	$55,690	$(11,609)	(20.8)%
Corporate expenses	27,688	21,196	6,492	30.6%
Consolidated income from operations	$16,393	$34,494	$(18,101)	nm
Corporate depreciation and amortization	$1,093	$887	$206	23.2%

Key Indicators:
Merchant bankcard processing dollar value	$38,155,298	$34,655,938	$3,499,360	10.1%
Merchant bankcard transaction volume	465,757	439,150	26,607	6.1%

nm = not meaningful

Revenue

For the year ended December 31, 2018, our consolidated revenue decreased by $6.3 million, or 1.7%, from the year ended December 31, 2017 to $375.8 million. This decrease was driven by a $10.2 million, or 2.8%, decrease in revenue from our Consumer Payments segment, partially offset by a $2.1 million, or 8.2%, increase in revenue from our Commercial Payments segment and revenue of $1.8 million in our new Integrated Partners segment. Consolidated bankcard processing dollar value and merchant bankcard transactions increased 10.1% and 6.1%, respectively.

For the year ended December 31, 2018, the decrease in Consumer Payments revenue was primarily attributable to a decrease in revenue of $39.6 million from certain subscription-billing e-commerce merchants, largely offset by revenue resulting from the overall increases in bankcard processing dollar value and merchant bankcard transactions of 9.9% and 6.0%, respectively, compared to the year ended December 31, 2017. The higher merchant bankcard processing dollar value and transaction volume in 2018 were mainly due to the continuation of higher consumer spending trends in 2018 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction increased to $81.39, or 3.7%, in 2018 from $78.50 in 2017.

The increase in Commercial Payments revenue for the year ended December 31, 2018 was attributable in part by increases in CPX merchant bankcard processing dollar value and the number of merchant bankcard transaction volume of 35.2% and 24.2%, respectively. Revenues from our managed services customers grew in 2018 due to an increase in headcount of our in-house sales force dedicated to selling merchant financing products on behalf of our financial institution partners, for which we record revenue on a cost-plus basis.

Integrated Partners revenue increased in 2018 due to the acquisitions of RadPad and PayRight.

Operating expenses

Our consolidated operating expenses increased $11.8 million, or 3.4%, from $347.7 million for the year ended December 31, 2017 to $359.4 million for the year ended December 31, 2018, driven primarily by a $9.9 million, or 44.9%, increase in SG&A expenses. The increase in SG&A expenses was due primarily to in-house sales force expansion and corporate expenses related to transaction costs associated with the Business Combination and conversion to a public company, such as legal, accounting and other advisory and consulting expenses. Higher consolidated operating expenses were partially offset by lower costs of merchant card fees attributable to 2018 acquisitions of residual portfolio commission rights, partially offset by growth in processing volume. Costs of merchant card fees as a percentage of merchant card fee revenue dropped by 10 basis points in 2018 from 2017. Salary and employee benefits increased $6.0 million, or 18.4%, related to increases in corporate and operations headcount and increases in headcount from business acquisition in 2018. Depreciation and amortization increased $5.1 million, or 34.5% attributable mainly to the internally developed software for the MX Connect and CPX platforms and amortization of intangible assets.

Income from operations

Consolidated income from operations decreased $18.1 million, or 52.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Our consolidated operating margin for the year ended December 31, 2018 was 4.4% compared to 9.0% for the year ended December 31, 2017. The margin decrease was primarily due to the loss of certain subscription-billing e-commerce merchants and increases in expenses related to the Business Combination, conversion to a public company, and certain legal matters.

Our Consumer Payments segment earned $47.0 million in segment income from operations for the year ended December 31, 2018, a decrease of $7.7 million, or 14.1%, from $54.7 million for the year ended December 31, 2017. This decrease largely reflected the loss of certain subscription-billing e-commerce merchants, which contributed $21.3 million and $32.7 million of income from operations in the years ended December 31, 2018 and 2017, respectively, partially offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume.

Our Commercial Payments segment earned $1.0 million in income from operations for the year ended December 31, 2018, compared to a $1.0 million loss from operations for the year ended December 31, 2017.

Our Integrated Partners segment incurred a loss from operations of $2.0 million for the year ended December 31, 2018. This loss was due to the startup of this new segment.

Corporate expenses were $27.7 million for year ended December 31, 2018, an increase of $6.5 million over expenses of $21.2 million in the year ended December 31, 2017. This increase was driven primarily by a $6.8 million increase in expenses associated with our Business Combination, conversion to a public company, and certain legal matters. These expenses were $12.4 million and $5.6 million for the years ended December 31, 2018 and 2017, respectively.

Interest expense

Interest expense, including amortization of deferred debt issuance costs and discount, increased by $4.9 million, or 19.5%, to $29.9 million in 2018 from $25.1 million in 2017. This increase was due to higher outstanding borrowings in 2018, partially offset by lower applicable interest rates as a result of the debt modification in January 2018.

Other, net

Other, net decreased $1.2 million from a net expense of $5.6 million in the year ended December 31, 2017 to a net expense of $6.8 million in the year ended December 31, 2018. This change was primarily due to debt modification costs of $2.0 million in the year ended December 31, 2018.

Income tax expense (benefit)

We became part of a "C-corporation" reporting tax group on July 25, 2018 in connection with the Business Combination. On July 25, 2018, we recognized a net deferred income tax asset of $47.5 million, which also resulted in a credit to our additional paid-in capital within our consolidated stockholders' deficit. The net deferred tax asset is the result of the difference between the initial tax bases in the assets and liabilities and their respective carrying amounts for financial statement purposes.

For the year ended December 31, 2018, our income tax benefit was $2.5, resulting in an effective income tax rate of 12.5%. This income tax benefit was based on the pre-tax loss incurred after July 25, 2018. On a pro-forma basis assuming C-corp status for the full year 2018, our income tax benefit would have been $3.2 million, resulting in a pro-forma effective income tax rate of 15.6%. Our annualized pro-forma effective income tax rate for 2018 was less than the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the tax code.

Net income (loss)

Our consolidated net loss for the year ended December 31, 2018 was $17.8 million compared to net income $3.8 million for the year ended December 31, 2017 for the aforementioned reasons.

Certain Non-GAAP Financial Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, which represents net income (loss) before interest, income tax, and depreciation and amortization, is reconciled to net income (loss) calculated under GAAP.

Adjusted EBITDA starts with EBITDA and further adjusts for certain non-cash, non-recurring or non-core expenses including: 1) non-cash equity-based compensation; 2) debt modification and extinguishment costs and fair value changes; 3) certain legal expenses; 4) certain professional, accounting and consulting fees; and 5) temporary transition services related to acquisitions.

In addition, the financial covenants under the debt agreements of the Company's subsidiaries (the "Borrowers") are based on a non-GAAP measure referred to as Consolidated Adjusted EBITDA. The calculation of Consolidated Adjusted EBITDA starts with Adjusted EBITDA and further adjusts for the pro-forma impact of acquisitions and residual streams and run rate adjustments for certain contracted savings on an annualized basis, other consulting and professional fees, and other tax expenses and other adjustments, which are not included as adjustments to Adjusted EBITDA.

We believe these non-GAAP measures illustrate the underlying financial and business trends relating to our results of operations and comparability between current and prior periods. We also use these non-GAAP measures to establish and monitor operational goals.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and should be considered in addition to, and not as a substitute or superior to, the other measures of financial performance prepared in accordance with GAAP. Using only the non-GAAP financial measures, particularly Adjusted EBITDA and Consolidated Adjusted EBITDA, to analyze our performance would have material limitations because their calculations are based on subjective determination regarding the nature and classification of events and circumstances that investors may find significant. We compensate for these limitations by presenting both the GAAP and non-GAAP measures of our operating results. Although other companies may report measures entitled "Adjusted EBITDA" or similar in nature, numerous methods may exist for calculating a company's Adjusted EBITDA or similar measures. As a result, the methods we use to calculate Adjusted EBITDA may differ from the methods used by other companies to calculate their non-GAAP measures.

The non-GAAP reconciliations of EBITDA, Adjusted EBITDA, and Consolidated Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, are shown in the table below:

(in thousands)	For the Year ended December 31,
		As restated	As restated
	2019	2018	2017

Net (Loss) Income (GAAP)	$(33,589)	$(17,836)	$3,839
Add: Interest expense (1)	40,653	29,935	25,058
Add: Depreciation and amortization	39,092	19,740	14,674
Add: Income tax expense (benefit)	830	(2,490)	—
EBITDA (non-GAAP)	46,986	29,349	43,571
Further adjusted by:
Add: Non-cash equity-based compensation	3,652	1,649	1,021
Add: Debt modification costs and warrant fair value changes	—	6,042	5,966
Add: Changes in fair value of contingent consideration	(620)	—	(410)
Add: Litigation settlement (recoveries) costs	(377)	1,615	2,329
Add: Certain legal services (2)	3,779	4,900	2,699
Add: Professional, accounting and consulting fees (3)	2,574	5,856	952
Add: YapStone transition services	2,910	—	—
Adjusted EBITDA (non-GAAP)	58,904	49,411	56,128
Further adjusted by:
Add: Pro-forma impacts for acquisitions	6,801	14,010	1,303
Add: Contracted revenue and savings	4,069	2,924	1,743
Add: Other professional and consulting fees	1,717	1,236	713
Add: Other tax expenses and other adjustments	596	1,566	690
Consolidated Adjusted EBITDA (non-GAAP) (4)	$72,087	$69,147	$60,577

(1)	Interest expense includes amortization of debt issuance costs and discount.

(2)	Legal expenses related to business and asset acquisition activity and settlement negotiation and other litigation expenses.

(3)	Primarily transaction-related, capital markets and accounting advisory services.

(4)
Presented to reflect the definition in the Company's credit agreements, as amended (See Note 10, Long-Term Debt and Warrant Liability). The Consolidated Adjusted EBITDA of the Borrowers under the credit agreements excluded expenses of Priority Technology Holdings, Inc., which is neither a Borrower nor a guarantor under the credit agreements, subsequent to the Business Combination until December 31, 2019. Effective December 31, 2019, in accordance with the Sixth Amendment to the Company's Credit and Guaranty Agreement, the Consolidated Adjusted EBITDA of the Borrowers under the credit agreements includes expenses of Priority Technology Holdings, Inc. Consolidated Adjusted EBITDA of the Borrowers was approximately $72.1 million and $75.0 million for the years ended December 31, 2019 and 2018, respectively. The 2018 amount excludes $5.8 million of expenses of Priority Technology Holdings, Inc.

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

Our working capital, defined as current assets less current liabilities, was $1.2 million at December 31, 2019 and $11.8 million at December 31, 2018. As of December 31, 2019, we had cash totaling $3.2 million compared to $15.6 million at December 31, 2018. These cash balances do not include restricted cash of $47.2 million and $18.2 million at December 31, 2019 and 2018, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses at December 31, 2019 and December 31, 2018.

At December 31, 2019, we had availability of $13.5 million under our revolving credit arrangement.

The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
(in thousands)	2019	2018

Net cash provided by (used in):
Operating activities	$39,364	$31,348
Investing activities	(97,747)	(108,928)
Financing activities	75,017	67,252
Net increase (decrease) increase in cash and restricted cash	$16,634	$(10,328)

Cash Provided By Operating Activities

Net cash provided by operating activities was $39.4 million and $31.3 million for the years ended December 31, 2019 and 2018, respectively. The $8.0 million, or 25.6%, increase in 2019 was principally the result of changes in working capital, settlement funds, and restricted cash, partially offset by the increase in the net loss in 2019.

Cash Used In Investing Activities

Net cash used in investing activities was $97.7 million and $108.9 million for the years ended December 31, 2019 and 2018, respectively. Cash flow used in investing activities includes the acquisitions of merchant portfolios, residual buyouts, purchases of property, equipment and software, and acquisitions of businesses. For the years ended December 31, 2019 and 2018, we invested $82.9 million and $90.9 million, respectively, in merchant portfolios and residual buyouts. We used $0.2 million for business acquisitions for the year ended December 31, 2019, compared to $7.5 million in the prior year. Cash used for purchases of property, equipment, and software for the year ended December 31, 2019 was $11.1 million, an increase of $0.6 million from the year ended December 31, 2018. The increase in purchases was driven primarily by capitalization of internally developed software.

Cash Provided By Financing Activities

Net cash provided by financing activities was $75.0 million in the year ended December 31, 2019 compared to $67.3 million in the prior year. Cash flows from financing activities for the years ended December 31, 2019 and 2018 resulted primarily from proceeds received from additional borrowings under our term debt in and revolving credit facility. Proceeds received in 2018 also included cash received from the Business Combination and equity recapitalization.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
(in thousands)	2018	2017

Net cash provided by (used in):
Operating activities	$31,348	$36,869
Investing activities	(108,928)	(9,037)
Financing activities	67,252	(25,375)
Net (decrease) increase in cash and restricted cash	$(10,328)	$2,457

Cash Provided By Operating Activities

Net cash provided by operating activities was $31.3 million and $36.9 million for the year ended December 31, 2018 and 2017, respectively. The $5.5 million, or 15.0%, decrease was principally the result of reduced income from operations of $18.1 million, partially offset by changes in operating working capital. Changes in operating working capital increased by $11.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Cash Used In Investing Activities

Net cash used in investing activities was $108.9 million and $9.0 million for the year ended December 31, 2018 and 2017, respectively. Cash flows used in investing includes the acquisitions of merchant portfolios, purchases of property, equipment and software, and acquisitions of businesses. For the year ended December 31, 2018, we invested $90.9 million in merchant portfolio acquisitions and residual buyouts, an $88.4 million increase from the year ended December 31, 2017. We used $7.5 million for business acquisitions for the year ended December 31, 2018, compared to zero in the prior year. Cash used for purchases of property, plant and equipment for the year ended December 31, 2018 was $10.6 million, an increase of $4.0 million from the year ended December 31, 2017. The increase in purchases was driven primarily by equipment purchases for MX Connect and CPX, capitalization of internally developed software, and improvements to the legal and CPX office space.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $67.3 million in the year ended December 31, 2018 compared to net cash used in financing activities of $25.4 million in the prior year. Cash flows from financing activities for the year ended December 31, 2018 resulted primarily from the proceeds received in the January 2018 and December 2018 debt upsizing and the equity recapitalization in connection with the Business Combination, offset in part by cash used for equity redemptions, the redemption of the Goldman Sachs warrant, and equity distributions prior to July 25, 2018. Cash flows used in financing activities for the year ended December 31, 2017 primarily reflected equity redemptions, partially offset by a net increase in long-term debt.

Long-Term Debt

As of December 31, 2019, we had outstanding long-term debt of $495.5 million compared to $412.7 million at December 31, 2018, an increase of $82.8 million. The debt balance consisted of outstanding term debt of $388.8 million under the Senior Credit Facility and $95.1 million in term debt under the subordinated Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Group, L.P. (the "GS Credit Facility") (including accrued payment-in-kind ("PIK") interest through December 31, 2019). Additionally, under the Senior Credit Facility, we have a $25.0 million revolving credit facility, which had $11.5 million drawn and outstanding as of December 31, 2019. No amount was outstanding on the revolving credit facility at December 31, 2018. The outstanding principal amounts under the Senior Credit Facility and the subordinated GS Credit Facility mature in January 2023 and July 2023, respectively. The $25 million revolving credit facility expires in January 2022.

The Senior Credit Facility and the subordinated GS Credit Facility are secured by substantially all of our assets, however, the parent entity, Priority Technology Holdings, Inc., is neither a borrower nor guarantor to the Senior Credit Facility or the GS Credit Facility.

On March 18, 2020, we modified the Senior Credit Agreement and the GS Credit Amendment (collectively, the "Sixth Amendment"). As of December 31, 2019, financial covenants, as amended, under the Senior Credit Facility required the Total Net Leverage Ratio, as defined in the agreement, not to exceed 8.00:1.00 at December 31, 2019 and March 31, 2020 and 7.75:1.00 at June 30, 2020 through December 31, 2020. The Total Net Leverage Ratio steps down thereafter. As of December 31, 2019, we were in compliance with our financial covenants.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2019.

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 Years	More than 5 years

Operating leases	$12,579	$1,829	$3,496	$3,246	$4,008
Debt principal (a)	495,479	4,007	19,514	471,958	—
Interest on debt (b)	124,105	34,774	68,704	20,627	—
Contingent consideration (c)	2,493	2,493	—	—	—
Processing minimums (d)	14,000	7,000	7,000	—	—
	$648,656	$50,103	$98,714	$495,831	$4,008

(a) Reflects contractual principal payments on term debt outstanding at December 31, 2019 on the revolving credit facility. Does not include future "payment-in-kind" ("PIK") interest that will be added to the principal outstanding for the GS Credit Facility as this interest is included in Interest on debt in (b).

(b) Reflects interest payable and future PIK interest on term debt under the Senior Credit Facility and the subordinated GS Credit Facility. Amounts based on outstanding balances and interest rates as of December 31, 2019.

(c) Reflects estimated fair value of amounts accrued for business combinations and amounts payable for asset acquisitions.

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

Revenue Recognition

We adopted the provisions of ASC 606, Revenue from Contracts with Customers, effective for the annual reporting period ended December 31, 2019. We used the full retrospective adoption and transition method, and accordingly, all periods presented in this Form 10-K have been recasted to reflect the provisions of ASC 606.

Under the provisions of ASC 606, we recognize revenue when we satisfy a performance obligation by transferring a service or good to the customer in an amount to which we expect to be entitled (i.e., transaction price) allocated to the distinct or services or goods.

At contract inception, we assess the services and goods promised in our contracts with customers and identify the performance obligation for each promise to transfer to the customer a service or good that is distinct. For substantially all of our services, the nature of our promise to the customer is to stand ready to accept and process the transactions that customers request on a daily basis over the contract term. Since the timing and quantity of transactions to be processed is not determinable, the services comprise an obligation to stand ready to process as many transactions as the customer requires. Under a stand-ready obligation, the evaluation of the nature of our performance obligation is focused on each time increment rather than the underlying activities. Therefore, we have determined that our services comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation.

When third parties are involved in the transfer of services or goods to the customer, we consider the nature of each specific promised service or good and applies judgment to determine whether we control the service or good before it is transferred to the customer or whether we are acting as an agent of the third party. We follow the requirements of ASC 606-10, Principal Agent Considerations, which states that the determination of whether an entity should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. To determine whether or not we control the service or good, we assess indicators including: 1) whether we or the third party is primarily responsible for fulfillment; 2) if we or the third party provides a significant service of integrating two or more services or goods into a combined item that is a service or good that the customer contracted to receive; 3) which party has discretion in determining pricing for the service or good; and 4) other considerations deemed to be applicable to the specific situation.

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

We amortize the cost of our acquired intangible assets over their estimated useful lives using either a straight-line or an accelerated method that most accurately reflects the estimated pattern in which the economic benefits of the respective asset is consumed.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk

Our Senior Credit Facility bears interest at a rate based on LIBOR plus a fixed margin. As of December 31, 2019, we had $400.3 million in outstanding borrowings under our Senior Credit Facility. A hypothetical 1% increase or decrease in the applicable LIBOR rate on our outstanding indebtedness under the Senior Credit Facility would have increased or decreased cash interest expense on our indebtedness by approximately $4.0 million per annum. The discrepancy between the hypothetical increase and decrease is attributable to the 1.0% LIBOR floor under the Senior Credit Facility. The applicable LIBOR rate stood at approximately 1.71% at December 31, 2019.

We do not currently hedge against interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIORITY TECHNOLOGY HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Priority Technology Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement
As discussed in Note 2 to the financial statements, the financial statements as of December 31, 2018 and for the years ended December 31, 2018 and 2017 have been restated to correct a misstatement.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers for all periods presented due to the adoption of Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers.

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

Atlanta, Georgia
March 30, 2020

Priority Technology Holdings, Inc.

Consolidated Balance Sheets
As of December 31, 2019 and 2018

(in thousands, except share and per share amounts)		As restated - Note 2
	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$3,234	$15,631
Restricted cash	47,231	18,200
Accounts receivable, net of allowances of $803 and $511, respectively	37,993	36,257
Prepaid expenses and other current assets	3,897	3,642
Current portion of notes receivable	1,326	979
Settlement assets	533	383
Total current assets	94,214	75,092

Notes receivable, less current portion	4,395	852
Property, equipment, and software, net	23,518	17,482
Goodwill	109,515	109,515
Intangible assets, net	182,826	124,637
Deferred income tax assets, net	49,657	50,423
Other non-current assets	380	1,295
Total assets	$464,505	$379,296

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$26,965	$27,638
Accrued residual commissions	19,315	18,715
Customer deposits and advance payments	4,928	3,282
Current portion of long-term debt	4,007	3,293
Settlement obligations	37,789	10,355
Total current liabilities	93,004	63,283

Long-term debt, net of discounts and deferred financing costs	485,578	402,095
Other non-current liabilities	6,612	7,936
Total long-term liabilities	492,190	410,031

Total liabilities	585,194	473,314

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001 per share; 100,000,000 and zero shares authorized at December 31, 2019 and 2018, respectively; and zero shares issued and outstanding at December 31, 2019 and 2018.	—	—
Common stock, par value of $0.001 per share; 1 billion shares authorized; 67,512,167 shares issued and 67,060,943 outstanding at December 31, 2019; and 67,038,304 shares issued and outstanding at December 31, 2018.	68	67
Additional paid-in capital	3,651	—
Treasury stock, at cost (451,224 shares)	(2,388)	—
Accumulated deficit	(127,674)	(94,085)
Total deficit attributable to stockholders of PRTH	(126,343)	(94,018)
Non-controlling interest	5,654	—
Total stockholders' deficit	(120,689)	(94,018)
Total liabilities and stockholders' deficit	$464,505	$379,296

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2019, 2018, and 2017

(in thousands, except per share amounts)	As Recasted - Note 1	As restated- Note 2	As restated - Note 2
	2019	2018	2017

REVENUES	$371,854	$375,822	$382,167

OPERATING EXPENSES:
Costs of services	252,569	269,284	278,507
Salary and employee benefits	42,214	38,324	32,357
Depreciation and amortization	39,092	19,740	14,674
Selling, general and administrative	30,795	32,081	22,135
Total operating expenses	364,670	359,429	347,673

Income from operations	7,184	16,393	34,494

OTHER (EXPENSES) INCOME:
Interest expense	(40,653)	(29,935)	(25,058)
Other income (expense), net	710	(6,784)	(5,597)
Total other expenses, net	(39,943)	(36,719)	(30,655)

(Loss) income before income taxes	(32,759)	(20,326)	3,839

Income tax expense (benefit)	830	(2,490)	—

Net (loss) income	$(33,589)	$(17,836)	$3,839

(Loss) income per common share:
Basic and diluted	$(0.50)	$(0.29)	$0.05

Weighted-average common shares outstanding:
Basic and diluted	67,086	61,607	67,144

PRO FORMA (C-corporation basis):
Pro forma income tax (benefit) expense (unaudited)		$(3,169)	$1,279
Pro forma net (loss) income (unaudited)		$(17,157)	$2,560

(Loss) earnings per common share:
Basic and diluted (unaudited)		$(0.28)	$0.03

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2019, 2018, and 2017

(in thousands)	Year Ended December 31,
	2019	2018	2017

Preferred Stock shares	—	—	—
Preferred Stock amounts	$—	$—	$—

Common Stock shares:
Beginning balance	67,038	73,110	195,439
Member redemptions	—	(12,565)	(62,574)
Elimination of Class C Units	—	—	(19,756)
Elimination of Preferred Units	—	—	(35,574)
Pro-rata adjustments and forfeitures	—	(724)	(4,425)
Conversion of MI Acquisitions, Inc. shares	—	6,667	—
Founders' Shares	—	(175)	—
Vesting of equity-based compensation	54	250	—
Common stock issued for business combinations	—	475	—
Warrant redemptions	420	—	—
Shares repurchased	(451)	—	—
Ending balance	67,061	67,038	73,110

Common Stock amounts:
Beginning balance	$67	$73	$195
Member redemptions	—	(13)	(122)
Conversion of MI Acquisitions, Inc. shares	—	7	—
Vesting of equity-based compensation	1	(a)	—
Warrant redemptions	(a)	—	—
Ending balance	$68	$67	$73

Treasury Stock shares:
Beginning balance	—	—	—
Repurchases of common stock	451	—	—
Ending balance	451	—	—

Treasury Stock amounts:
Beginning balance	$—	$—	$—
Repurchases of common stock	(2,388)	—	—
Ending balance	$(2,388)	$—	$—

Additional Paid-In Capital:
Beginning balance	$—	$—	$87,039
Distributions to members	—	(7,075)	(3,399)
Member redemptions	—	(36,548)	(79,283)
Reclass for common shares repurchase obligation	—	—	(9,190)
Release of contingent consideration	—	—	3,812
Equity-based compensation	3,652	1,063	1,021
Vesting of equity-based compensation	(1)	—	—
Conversion of MI Acquisitions, Inc. shares	—	49,382	—
Founders' Shares	—	(2,118)	—
Recapitalization costs	—	(9,704)	—
Common stock issued for business combinations	—	5,000	—
Ending balance	$3,651	$—	$—

Priority Technology Holdings, Inc.

(in thousands)	Year Ended December 31,
		As restated - Note 2	As restated - Note 2
	2019	2018	2017

Accumulated (Deficit) Earnings:
Beginning balance	$(94,085)	$(95,978)	$28,773
Cumulative corrections of errors for periods prior to 2017 (Note 2)			(4,995)
Restated accumulated earnings at January 1, 2017 (Note 2)			23,778
Member redemptions	—	(28,342)	(123,595)
Net deferred income tax asset related to loss of partnership status	—	47,485	—
Equity-based compensation	—	586	—
Net (loss) income prior to corrections of errors (Note 2)	(33,589)	(15,041)	4,594
Corrections of errors (Note 2)	—	(2,795)	(755)
Ending balance - restated (Note 2)	$(127,674)	$(94,085)	$(95,978)

Non-controlling Interest:
Beginning balance	$—	$—	$—
Issuance of non-controlling interest in subsidiary	5,654	—	—
Ending balance	$5,654	$—	$—

PRTH stockholders' ending deficit balance - restated (Note 2)	(126,343)	$(94,018)	$(95,905)
Non-controlling interest balance	5,654	—	—
Total stockholders' deficit balance - restated (Note 2)	$(120,689)	$(94,018)	$(95,905)

(a) Rounds to less than one thousand dollars.

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018, and 2017

(in thousands)		As restated - Note 2	As restated - Note 2
	2019	2018	2017
Cash Flows From Operating Activities:
Net (loss) income	$(33,589)	$(17,836)	$3,839
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of assets	39,092	19,740	14,674
Equity-based compensation	3,652	1,649	1,021
Amortization of debt issuance costs and discount	1,667	1,418	1,211
Equity in losses and impairment of unconsolidated entities	23	865	133
Provision for deferred income taxes	(8,537)	(2,871)	—
Provision (reduction) for allowance for deferred income tax assets	9,302	(66)	—
Change in fair value of warrant liability	—	3,458	4,198
Change in fair value of contingent consideration	(620)	—	(410)
Loss on debt extinguishment	—	—	1,753
Payment-in-kind interest	5,126	4,897	5,118
Other non-cash items	(831)	211	133
Change in operating assets and liabilities (net of business combinations):
Accounts receivable	(1,736)	8,180	(15,477)
Settlement assets and obligations, net	27,284	6,016	5,159
Prepaid expenses and other current assets	(1,230)	171	959
Notes receivable	(390)	4,862	(1,677)
Customer deposits and advance payments	1,646	(1,571)	714
Accounts payable and other current liabilities	(1,061)	1,531	14,886
Other assets and liabilities	(434)	694	635
Net Cash Provided By Operating Activities	39,364	31,348	36,869

Cash Flows From Investing Activities:
Acquisitions of businesses	(184)	(7,508)	—
Additions to property, equipment, and software	(11,118)	(10,562)	(6,554)
Notes receivable loan funding	(3,500)	—	—
Acquisitions of intangible assets	(82,945)	(90,858)	(2,483)
Net Cash Used In Investing Activities	(97,747)	(108,928)	(9,037)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net of issue discount	69,650	126,813	276,290
Repayments of long-term debt	(3,828)	(2,834)	(90,696)
Borrowings under revolving line of credit	14,000	8,000	—
Repayments of borrowings under revolving line of credit	(2,500)	(8,000)	—
Debt issuance costs refunded (paid)	83	(425)	(4,570)
Repurchases of common stock	(2,388)	—	—
Distributions from equity	—	(7,075)	(3,399)
Redemptions of equity interests	—	(76,211)	(203,000)
Recapitalization proceeds	—	49,389	—
Redemption of warrants	—	(12,701)	—
Recapitalization costs	—	(9,704)	—

Priority Technology Holdings, Inc.

Net Provided By (Used In) Financing Activities	75,017	67,252		(25,375)

Net change in cash and restricted cash	16,634	(10,328)		2,457
Cash and restricted cash at beginning of year	33,831	44,159		41,702
Cash and restricted cash at end of year	$50,465	$33,831		$44,159

Reconciliation of cash and restricted cash:
Cash	$3,234	$15,631		$27,966
Restricted cash	47,231	18,200		16,193
Total cash and restricted cash	$50,465	$33,831		$44,159

Supplemental cash flow information:
Cash paid for interest	$33,091	$23,350		$19,036
Recognition of initial net deferred income tax asset	$—	$47,478		$—

Non-cash investing and financing activities:
Purchases of property, equipment, and software through accounts payable	$23	$50	60	$60
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$5,654	$—		$—
Notes receivable from sellers used as partial consideration for business acquisitions	$—	$560		$—
Common stock issued as partial consideration in business acquisitions in Consumer Payments segment	$—	$5,000		$—
Cash consideration payable for business acquisition	$—	$184		$—
Accrual for asset acquisition contingent consideration	$2,133	$—		$—
Common share repurchase obligation	$—	$—		$9,190

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

The Company provides its services through three reportable segments: (1) Consumer Payments, (2) Commercial Payments, and (3) Integrated Partners. For additional information about our reportable segments, see Note 18, Segment Information.

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

As a SPAC, MI Acquisitions had substantially no business operations prior to July 25, 2018. For financial accounting and reporting purposes under accounting principles generally accepted in the United States ("U.S. GAAP"), the acquisition was accounted for as a "reverse merger," with no recognition of goodwill or other intangible assets. Under this method of accounting, MI Acquisitions was treated as the acquired entity whereby Priority was deemed to have issued common stock for the net assets and equity of MI Acquisitions consisting mainly of cash of $49.4 million, accompanied by a simultaneous equity recapitalization (the "Recapitalization") of Priority. The net assets of MI Acquisitions are stated at historical cost and, accordingly, the equity and net assets of the Company have not been adjusted to fair value. As of July 25, 2018, the consolidated financial statements of the Company include the combined operations, cash flows, and financial positions of both MI Acquisitions and Priority. Prior to July 25, 2018, the results of operations, cash flows, and financial position are those of Priority. The units and corresponding capital amounts and earnings per unit of Priority prior to the Recapitalization have been retroactively revised as shares reflecting the exchange ratio established in the Recapitalization.

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

Components of Revenues and Expenses

Revenues

See Note 3, Revenue, for information about our revenue.

Costs of Services

Costs of services primarily consist of residual payments to ISOs and other direct costs of providing payment services. The residual payments represent commissions paid to ISOs is generally based upon a percentage of the net revenues generated from merchant transactions. Other costs of services consist of third-party costs related to the Company's commercial payment services, ACH processing services, salaries that are reimbursed under cost-plus business process outsourcing services, and the cost of equipment (point of sale terminals).

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

Other, net

Other, net is composed of interest income, debt modification and extinguishment expenses, changes in fair value of warrant liabilities, and equity in losses and impairment of unconsolidated entities. Interest income consists mainly of interest received pursuant to notes receivable from independent sales agents and another entity (see Note 13, Related Party Matters). Debt modification and extinguishment expenses includes write-offs of unamortized deferred financing costs and original issue discount relating to the extinguished debt. Equity in loss and impairment of unconsolidated entities consists of the Company's share of the income or loss of its equity method investment as well as any impairment charges related to such investments.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when it satisfies a performance obligation by transferring a service or good to the customer in an amount to which the Company expects to be entitled (i.e., transaction price) allocated to the distinct services or goods.

The Company uses the 5-step model in ASC 606 to determine when and how much revenue to recognize:

Step 1 - Identify the contract with the customer

Step 2 - Identify the performance obligation

Step 3 - Determine the transaction price

Step 4 - Allocate the transaction price to the performance obligation

Step 5 - Recognize revenue when (or as) the Company satisfies the performance obligation

Instead of evaluating each contract with a customer on an individual basis, the Company elects the permitted practical expedient that allows it to use the portfolio approach for many of its contracts since this approach’s impact on the financial statements, when applied to a group of contracts (or performance obligations) with similar characteristics, is not materially different from the impact of applying the revenue standard on an individual contract basis. Under the portfolio practical expedient, collectability is still assessed at the individual contract level when determining if a contract exists.

Deferred revenues are not material.

The Company's reportable segments are organized by services the Company provides through distinct business units. Set forth below is a description of the Company's revenue recognition polices by segment.

Consumer Payments - Revenue in this segment represents merchant card fee revenues, which involves promises to the customer for services related to the electronic authorization, acceptance, processing, and settlement of credit, debit and electronic benefit payment transactions through the payment networks. Merchants, who are the Company’s customers, are charged rates which are based on various factors, including the type of bank card, card brand, merchant charge volume, the merchant's industry and the merchant's risk profile. Typically, revenues generated from these transactions are based on a variable percentage of the dollar amount of each transaction, and in some instances, additional fees are charged for each transaction. The Company's merchant contracts involve three parties: the Company, the merchant and the sponsoring bank. The Company's sponsoring banks collect the gross merchant discount from the card holder’s issuing bank, pay the interchange fees and assessments to the payment networks and credit card associations, retain their fees, and pay to the Company the remaining amount which represents the Company's revenue. The Company recognizes its revenue net of the amounts retained by these third parties. The Company incurs internal costs and costs of other third parties related to processing services. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, and monthly minimum fees, fees for handling chargebacks, gateway fees and fees for other miscellaneous services.

Commercial Payments - This segment provides business-to-business ("B2B") automated payment services for customers, including virtual payments, purchase cards, electronic funds transfers, ACH payments, and check payments. Revenues are generally earned on a per-transaction basis and are recognized by the Company net of certain third-party costs for interchange fees, assessments to the payment networks, credit card associations, and sponsor bank fees. In this segment, a portion of the revenue is rebated to certain customers, and these rebates are reported as a reduction of revenue. Additionally, this segment provides outsourced business process services by providing a sales force to certain enterprise customers. Such business process services are provided on a cost-plus fee arrangement and revenue is recognized to the extent of billable rates times hours worked and other reimbursable costs incurred. For most performance obligations associated with outsourced services that are satisfied over time, the Company applies the permitted practical expedient known as the “invoice practical expedient” that allows the Company to recognize revenue in the amount of consideration to which the Company has the right to invoice when that amount corresponds directly to the value transferred to the customer.

Integrated Partners - The Integrated Partners segment earns revenue by providing services for payment-adjacent technologies that facilitate the acceptance of electronic payments from customers who conduct business in the rental real estate, rental storage, medical, and hospitality industries. A substantial portion of this segment’s revenues are earned as an agent of a third party, and therefore this earned revenue is reported as a net amount within revenue.

Cash and Restricted Cash

Cash includes cash held at financial institutions that is owned by the Company. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.

Accounts Receivable

Accounts receivable are stated net of allowance for doubtful accounts and are amounts primarily due from the Company's sponsor banks for revenues earned, net of related interchange and processing fees, and do not bear interest. Other types of accounts receivable are from agents, merchants and other customers. Amounts due from sponsor banks are typically paid within 30 days following the end of each month.

Allowance for Doubtful Accounts Receivable

The Company records an allowance for doubtful accounts when it is probable that the accounts receivable balance will not be collected, based upon loss trends and an analysis of individual accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recognized when received. The allowance for doubtful accounts was $0.8 million and $0.5 million at December 31, 2019 and 2018, respectively.

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

A vendor may make an upfront payment to the Company to offset costs that the Company incurs to integrate the vendor into the Company’s operations. These upfront payments are deferred by the Company and are subsequently amortized against expense in its statement of operations as the related costs are incurred by the Company in accordance with the agreement with the vendor.
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

Costs Incurred to Develop Software for Internal Use

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which ranges from three to five years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2019, 2018, and 2017, there was no impairment associated with internal use software. For the years ended December 31, 2019, 2018, and 2017, the Company capitalized software development costs of $8.2 million, $6.7 million, and $3.1 million, respectively. As of December 31, 2019 and 2018, capitalized software development costs, net of accumulated amortization, totaled $14.9 million and $10.8 million, respectively, and is included in property, equipment, and software, net on the consolidated balance sheets. Amortization expense for capitalized software development costs for the years ended December 31, 2019, 2018, and 2017 was $4.1 million, $2.6 million, and $1.6 million, respectively.

Settlement Assets and Obligations

Settlement processing assets and obligations recognized on the Company's consolidated balance sheet represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 5, Settlement Assets and Obligations.

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

Non-Controlling Interests

The Company has issued non-voting profit-sharing interests in three of its subsidiaries that were formed in 2018 or 2019 to acquire the operating assets of certain businesses (see Note 4, Business Combinations, Asset Acquisitions, and Asset Contributions). The Company is still the majority owner of these subsidiaries and therefore the profit-sharing interests are deemed to be non-controlling interests ("NCI").

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

Goodwill

The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test as of November 30, 2019 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value exceeded the carrying value of its two reporting units with goodwill, Consumer Payments and Integrated Partners.

Intangible Assets

Intangible assets are initially recorded at cost upon acquisition by the Company. The carrying value of an intangible asset acquired in an asset acquisition may be subsequently increased for contingent consideration when due to the seller. The portion of any unpaid purchase price that is contingent on future activities is not initially recorded by the Company on the date of acquisition. Rather, the Company recognizes contingent consideration when it becomes probable and estimable. All of the Company's intangible assets, except Goodwill, have finite lives and are subject to amortization. Intangible assets consist of acquired merchant portfolios, customer relationships, ISO relationships, residual buyouts, trade names, technology, and non-compete agreements.

Merchant portfolios

Merchant portfolios consist of the acquired rights to a portfolio of merchants such as those acquired from Direct Connect Merchant Services, LLC, and YapStone, Inc. The Company amortizes the cost of its acquired merchant portfolios over their estimated useful lives, which range from five to fifteen years using a straight-line amortization method.

Customer Relationships

Customer relationships represent the cost of the acquired customer relationship, which typically consists of a portfolio of merchants or contracted business relationships. The Company amortizes the cost of its acquired customer relationships over their estimated useful lives, which range from ten years to fifteen years, using either a straight-line or an accelerated amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

ISO Relationships

ISO relationships represent the cost of acquired relationships with ISOs. The Company amortizes the cost of its acquired ISO relationships over their estimated useful lives, which range from 11 years to 25 years, using an accelerated amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

Residual Buyouts

Most of the Company's merchant customers in its Consumer Payments reportable segment are associated with independent ISOs, and these ISOs typically have a right to receive commissions from the Company based on the revenue earned by the associated merchants. Although not obligated to do so, the Company may occasionally decide to pay an ISO an agreed-upon amount in exchange for the ISO's surrender of its right to receive future commissions from the Company, either temporarily or permanently. The amount that the Company pays for these residual buyouts is capitalized and subsequently amortized over the term of the residual buyout agreement, or if the residual buyout is permanent, over the expected life of the underlying merchant relationships. These amortization periods range between one year and nine years and the Company uses either a straight-line or an accelerated amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

Technology

Technology intangible assets represent acquired technology, such as proprietary software and website domains. The Company amortizes the cost of acquired technology over their estimated useful lives, which range from 5 years to 7 years, using a straight-line amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

     Other Intangible Assets

The Company's intangible assets also include acquired trade names and non-compete agreements. These assets are amortized over their estimated useful lives ranging from five years to 25 years using a straight-line amortization method. All non-compete agreements were fully amortized at December 31, 2019 and 2018.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2019, 2018 and 2017.

Accrued Residual Commissions

Accrued residual commissions consist of amounts due to independent sales organizations ("ISOs") and independent sales agents on the processing volume of the Company's merchant customers. The commissions due are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses, adjusted for the Company's retrospective adoption of ASC 606 (see Note 1, Nature of Business and Accounting Policies) were $213.8 million, $230.2 million, and $238.5 million, respectively, for the years ended December 31, 2019, 2018 and 2017, and are included in costs of services in the accompanying consolidated statements of operations.

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

Repurchased Stock

Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its common stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account labeled Treasury Stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact. See Note 14, Stockholders' Deficit Information.

If the treasury shares are ever reissued in the future, proceeds in excess of repurchased cost will be credited to additional paid-in capital. Any deficiency will be charged to retained earnings (accumulated deficit), unless additional paid-in capital from previous treasury stock transactions exists, in which case the deficiency will be charged to that account, with any excess charged to retained earnings (accumulated deficit). If treasury stock is reissued in the future, a cost flow assumption (e.g., FIFO, LIFO, or specific identification) will be adopted to compute excesses and deficiencies upon subsequent share reissuance.

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

The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common shareholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Prior to redemption in July 2018, the Goldman Sachs warrants were deemed to be participating securities because they had a contractual right to participate in non-forfeitable dividends on a one-for-one basis with the Company's common stock. Accordingly, the Company applied the two-class method for EPS when computing net income (loss) per common share. For periods beginning after September 30, 2018, EPS using the two-class method is no longer required due to the redemption of the Goldman Sachs warrant. See Note 10, Long-term Debt and Warrant Liability.

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

The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs.  The Company recognized interest and penalties associated with uncertain tax positions as a component of income tax expense.

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

The fair values of the Company's merchant portfolios, assets and liabilities acquired in mergers and business combinations, and contingent consideration are primarily based on Level 3 inputs and are generally estimated based upon valuation techniques that include discounted cash flow analysis based on cash flow projections and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analysis is corroborated by a market-based approach that utilizes comparable company public trading values and, where available, values observed in public market transactions.

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

Accounting Standards Adopted in 2019

Revenue Recognition (ASC 606) and Related Costs to Obtain or Fulfill a Contracts with Customers (ASC 340-40)

For the annual reporting period that began on January 1, 2019, the Company adopted ASU 2014-09 and the other clarifications and technical guidance issued by the Financial Accounting Standards Board ("FASB") related to this new revenue standard that have been collectively codified in Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, and the related ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, (together, "ASC 606"). As an emerging growth company, the Company adopted ASC 606 under the extended transition provisions available to a non-public business entity. Accordingly, the Company was not required to report under the new standards until the Company’s annual reporting period for the year ended December 31, 2019. As such, amounts previously reported in the Company’s unaudited condensed consolidated financial statements and related disclosures for prior quarterly periods in 2019 on Forms 10-Q were under the legacy guidance of ASC 605, Revenue Recognition, and the SEC’s Topic 13, Revenue Recognition.

In reporting the effects of the adoption of ASC 606 in its consolidated financial statements and related disclosures, the Company elected the full retrospective transition method. Under this method, all annual periods presented herein (2019, 2018, and 2017) in these consolidated financial statements and related disclosures have been retrospectively recasted to reflect the provisions of ASC 606. In connection with the Company’s evaluation and adoption of ASC 606, the classification of certain transactions previously presented in revenue at their gross amounts were re-evaluated under the principal-agent guidance and have been retrospectively recasted within the Company’s statements of operations to a net presentation (see Note 2, Restatement of Previously Issued Consolidated Financial Statements). There were no other adjustments as the result of the adoption of ASC 606 and, accordingly, no adjustment was required to the Company’s beginning retained earnings (deficit) at January 1, 2017 to reflect the cumulative effect of initially applying the new standards. These reclassifications did not have any impact on income from operations, income (loss) before income taxes, net income (loss), assets, liabilities, stockholders’ deficit, or cash flows for any period. Beginning first quarter 2020, all interim reporting periods, including comparative periods, will also reflect the provisions of ASC 606.

The effects on the Company's consolidated balance sheets and consolidated statements of cash flows related to the full retrospective adoption of ASC 606 were not material and therefore no adjustments have been made for the adoption of the new accounting standard.

For a summary of the effects of the adoption of ASC 606, along with the effects of certain error corrections, on line items in the Company's consolidated statements of operations for the years ended December 31, 2018 and 2017, see Note 2, Restatement of Previously Issued Consolidated Financial Statements.

The following table summarizes the effects of the Company's full retrospective adoption of ASC 606 on line items in the Company's consolidated statements of operations for the year ended December 31, 2019:

(in thousands)	For the Year Ended December 31, 2019
	As recasted	Effects of Adoption of ASC 606	Balances Without Adoption of ASC 606

Consolidated:
Revenues	$371,854	$(60,702)	$432,556
Costs of Services	$252,569	$(60,702)	$313,271

See Note 20, Selected Quarterly Financial Results (Unaudited), for information about how the full retrospective adoption of ASC 606 effected the Company's consolidated revenues and costs of services for each interim quarterly reporting period in the years ended December 31, 2019 and 2018.

See Note 18, Segment Information, for information on the effects that the full retrospective adoption of ASC 606 had on the revenues of the Company's reportable segments for the years ended December 31, 2019, 2018, and 2017.

Gains and Losses from Derecognition of Non-Financial Assets (ASU 2017-05)

Concurrent with the adoption of ASC 606, the Company was also required to adopt the provisions of ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Non-financial Assets ("ASU 2017-05"). ASU 2017-05 clarifies that the guidance in ASC 610-20 on accounting for derecognition of a non-financial asset and an in-substance non-financial asset applies only when the asset or asset group does not meet the definition of a business or is not a non-for-profit entity. Non-financial assets include, but are not limited to, intangible assets, property and equipment. This ASU also clarifies that the provisions of ASC 606 apply if an entity transfers an asset to a customer. If an asset transfer in within the scope of ASU 2017-05, an entity measures its gain or loss on derecognition of each distinct asset as the difference between the amount of consideration received and the carrying amount of the distinct asset. The adoption of ASU 2017-05 had no impact on the Company's results of operations, financial position, or cash flows for the year ended December 31, 2019. However, the application of ASU 2017-05 to future transactions could be material.

Measurements of Certain Equity Investments (ASU 2016-01)
Under ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, entities have to measure equity investments (except those accounted for under the equity method, those that result in consolidation of the investee and certain other investments) at fair value and recognize any changes in fair value in net income. However, for equity investments that do not have readily determinable fair values and do not qualify for the existing practical expedient in ASC 820 to estimate fair value using the net asset value per share (or its equivalent) of the investment, the guidance provides a new measurement alternative. Entities may choose to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company early adopted the provisions of ASU 2016-01 on April 1, 2019 and applied them to an acquired warrant to purchase equity of another entity, the same entity that borrowed $3.5 million from the Company during 2019 under a $10.0 million loan and loan commitment agreement. The carrying value, at cost, and fair value of the warrant were not material. See Note 13, Related Party Matters.

Statement of Cash Flows (ASU 2016-15)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This ASU represents a consensus of the FASB's Emerging Issues Task Force on eight separate issues that each impact classifications on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination. Under ASU 2016-15, cash payments made soon after an acquisition's consummation date (i.e., approximately three months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. As an EGC, this ASU was effective for the Company's annual reporting period beginning in 2019 and will be effective for interim periods beginning in 2020. The Company made no payments in 2019 for contingent consideration related to business combinations.

Income Taxes for Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16)

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Inventory ("ASU 2016-16"). ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. ASU 2016-16 was effective for the Company's annual reporting period ended December 31, 2019 and will be effective for interim periods beginning in 2020. The adoption of ASU 2016-16 did not have a material effect on the Company's results of operations, financial position, or cash flows. However, any future inter-entity transfers of assets within scope of this ASU may be affected.

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

•
Entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. The Company made a policy election to recognize the impact of forfeitures when they occur. This policy election primarily impacted the Company's new equity compensation plans originating in 2018 (see Note 15, Equity-Based Compensation), thus not requiring a cumulative effect adjustment to opening retained earnings for these new plans. For the Company's previously existing equity compensation plan (the Management Incentive Plan), see Note 15, Equity-Based Compensation. The amount of the cumulative effect upon adoption of ASU 2016-09 was not material and therefore has not been reflected in opening retained earnings on the Company's consolidated balance sheets or consolidated statements of changes in stockholders' deficit.

Recently Issued Accounting Standards Pending Adoption

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

Credit Losses (ASU 2016-13 and ASU 2018-19)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, was issued in November 2018 and excludes operating leases from the new guidance. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable. As a Smaller Reporting Company (as defined by the SEC), the Company must adopt this new standard no later than the beginning of 2023.

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

Share-Based Payments to Non-Employees (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, Share-based Payments to Non-Employees, to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. As an EGC, the ASU is effective for annual reporting periods beginning in 2020 and interim periods within annual periods beginning first quarter 2021. The Company is evaluating the impact this ASU will have on its consolidated financial statements, and such impact will be dependent on any share-based payments issued to non-employees.

Share-Based Payments to Customers (ASU 2019-08)

In November 2019, the FASB issued ASU 2019-08, Stock Compensation and Revenue from Contracts with Customers ("ASU 2019-08"). ASU 2019-08 will apply to share-based payments granted in conjunction with the sale of goods and services to a customer that are not in exchange for a distinct good or service. Entities will apply ASC 718 to measure and classify share-based sales incentives, and reflect the measurement of such incentives, as a reduction of the transaction price and also recognize such incentives in accordance with the guidance in ASC 606 on consideration payable to a customer. Entities that receive distinct goods or services from a customer will account for the share-based payment in the same manner as they account for other purchases from suppliers (i.e., by applying the guidance in ASC 718). Any excess of the fair-value-based measure of the share-based payment award over the fair value of the distinct goods or services received will be reflected as a reduction to the transaction price and recognized in accordance with the guidance in ASC 606 on consideration payable to a customer. ASU 2019-08 is effective for the Company at the same time it adopts ASU 2018-07, which is annual reporting periods beginning in 2020 and interim periods within annual periods beginning first quarter 2021. The Company is evaluating the impact this ASU will have on its consolidated financial statements, and such such impact will be dependent on any shard-based payments issued to customer.

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

Simplifying the Accounting for Income Taxes (ASU 2019-12)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 will affect several topics of income tax accounting, including: tax-basis step-up in goodwill obtained in a transaction that is not a business combination; intra-period tax allocation; ownership changes in investments when an equity method investment becomes a subsidiary of an entity; interim-period accounting for enacted changes in tax law; and year-to-date loss limitation in interim-period tax accounting. This ASU is effective for the Company on January 1, 2022. The effects that the adoption of this ASU will have on the Company's results of operations, financial position, and cash flows will depend on specific events occurring for the Company after the adoption of ASU 2019-12.
Concentration of Risk

A substantial portion of the Company's revenues and receivables are attributable to merchants. In 2019, 2018, and 2017, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the years ended December 31, 2019, 2018, and 2017, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 18%, 14%, and 10% of the Company's consolidated revenues.

A majority of the Company's cash and restricted cash is held in certain financial institutions, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

Reclassifications

Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the current year presentation, with no net effect on the Company's income from operations, income (loss) before income tax expense (benefit), net income (loss), stockholders' deficit, or cash flows from operations, investing, or financing activities.

2.    RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Corrections of Errors
On March 26, 2020, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after considering the recommendations of management, and discussing such recommendations with counsel, concluded that its 2018 and 2017 audited financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2018 (the “2018 Annual Report”) and its unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018 included in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018 (the “2019 Quarterly Reports”) should no longer be relied upon due to misstatements that are described in greater detail below, and that the Company would restate such financial statements to make the necessary accounting corrections.

During the preparation of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), the Company noted two errors within its Consumer Payments reportable segment. First, the Company noted an understatement of losses related to certain settlement activities with the Company’s sponsor banks, merchants and ISOs. The second error noted involved an out-of-period recognition of certain chargeback revenues and related costs of services between 2018 and 2017. An investigation was conducted with the assistance of outside accounting consultants. As a result of the investigation, the Company concluded that the errors had resulted in misstatements in its consolidated financial statements for the periods identified above that were due to a failure to appropriately reconcile certain settlement accounts with the Company’s general ledger.

The Company evaluated these errors and their effects on the its consolidated financial statements and related disclosures using the guidance in ASC No. 250, Accounting Changes and Error Corrections, Staff Accounting Bulletin Topic 1.M, Materiality ("SAB 99"), and Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB108"). The Company considered both quantitative and qualitative characteristics of the errors and as a result it has restated its consolidated financial statements as of and for the years ended December 31, 2018 and 2017 included in its 2018 Annual Report and the unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018 included in its 2019 Quarterly Reports.

Based on the analysis noted above, the correction of errors resulting from the failure to appropriately reconcile the settlement ledger to the Company's general ledger were not material to the previously reported consolidated financial statements for the year ended December 31, 2016. The restatement adjustments and error corrections and their impacts on previously reported consolidated financial statements are described below. The cumulative effect to correct the errors for all periods prior to 2017 resulted in a $5.0 reduction on January 1, 2017 to the Company’s consolidated statement of stockholders’ equity (deficit) presented herein.

Restated Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017, the following tables show the effects, by line item, on the Company’s consolidated statements of operations presented herein for: 1) the correction of the errors related to certain settlement activities and out-of-period chargeback revenue described above and 2) the full retrospective adoption of ASC 606, Revenue from Contracts with Customers, described in the section "Accounting Standards Adopted in 2019" in Note 1, Nature of business and Accounting Policies:

(in thousands)	For the Year Ended December 31, 2018
				Full
		Error	Error	Retrospective
		Corrections	Corrections	Adoption
	As	Related to	Related to	of ASC 606	Originally
Line	Restated	Settlement	Chargebacks	(Note 1)	Reported

Revenues	$375,822	$(471)		$(48,122)	$424,415
Costs of services	$269,284	$731	$2,324	$(48,122)	$314,351
Income from operations	$16,393	$(1,202)	$(2,324)		$19,919
Loss before income taxes	$(20,326)	$(1,202)	$(2,324)		$(16,800)
Income tax benefit	$(2,490)	$(174)	$(557)		$(1,759)
Net loss	$(17,836)	$(1,028)	$(1,767)		$(15,041)

Basic and diluted loss per share	$(0.29)	$(0.02)	$(0.03)		$(0.24)

Pro forma income tax benefit (unaudited)	$(3,169)	$(187)	$(363)		$(2,619)
Pro forma net loss (unaudited)	$(17,157)	$(1,015)	$(1,961)		$(14,181)
Pro forma loss per share (unaudited)	$(0.28)	$(0.02)	$(0.03)		$(0.23)

(in thousands)	For the Year Ended December 31, 2017
				Full
		Error	Error	Retrospective
		Corrections	Corrections	Adoption
	As	Related to	Related to	of ASC 606	Originally
Line	Restated	Settlement	Chargebacks	(Note 1)	Reported

Revenues	$382,167	$(319)	$4,178	$(47,311)	$425,619
Costs of services	$278,507	$2,760	$1,854	$(47,311)	$321,204
Income from operations	$34,494	$(3,079)	$2,324		$35,249
Net income	$3,839	$(3,079)	$2,324		$4,594

Basic and diluted income per share	$0.05	$(0.05)	$0.04		$0.06

Pro forma income tax expense (unaudited)	$1,279	$774	$(1,025)		$1,530
Pro forma net income (unaudited)	$2,560	$(3,853)	$3,349		$3,064
Pro forma income per share (unaudited)	$0.03	$(0.04)	$0.03		$0.04

For information on the effects that the full retrospective adoption of ASC 606 had on line items in the Company's consolidated statement of operations for the year ended December 31, 2019, see the section “Accounting Standards Adopted in 2019” in Note 1, Nature of Business and Accounting Policies.
For information about the effects on revenues and income (loss) from operations of the Company's reportable segments related to the full retrospective adoption of ASC 606 and the corrections of errors for the years ended December 31, 2019, 2018, and 2017, see Note 18, Segment Information.

See Note 20, Selected Quarterly Financial Results (Unaudited), for information about how the full retrospective adoption of ASC 606 and the corrections of the errors affected the Company's consolidated revenues, income (loss) from operations, and earnings (loss) per share for each interim quarterly reporting period in the years ended December 31, 2019 and 2018.

Restated Consolidated Balance Sheet

As a result of the changes to the Company's consolidated statements of operations for the years ended December 31, 2018 and 2017 and the adjustment to accumulated earnings at January 1, 2017 in the Company's consolidated statement of stockholders' equity (deficit), the following line items were affected on the Company's consolidated balance sheet as of December 31, 2018 presented herein, as follows:

(in thousands)	As of December 31, 2018
		Error	Error
		Corrections	Corrections
		Related to	Related to	Originally
Line	As restated	Settlement	Chargebacks	Reported

Accounts receivable, net	$36,257	$(9,394)		$45,651
Settlement assets	$383	$(659)		$1,042
Total current assets	$75,092	$(10,053)		$85,145
Deferred income tax asset, net	$50,423	$174	$557	$49,692
Total assets	$379,296	$(9,879)	$557	$388,618

Settlement obligations	$10,355	$(777)		$11,132
Total current liabilities	$63,283	$(777)		$64,060
Total liabilities	$473,314	$(777)		$474,091

Accumulated deficit	$(94,085)	$(9,102)	$557	$(85,540)
Total stockholders' deficit	$(94,018)	$(9,102)	$557	$(85,473)
Total liabilities and stockholders' deficit	$379,296	$(9,879)	$557	$388,618

Restated Consolidated Statements of Changes in Stockholder's Equity (Deficit)

For reporting periods prior to January 1, 2017, the cumulative effect of correcting the errors related to the settlement matters was approximately $5.0 million. Opening cumulative earnings in the Company's consolidated statement of stockholders' equity (deficit) presented herein has been reduced as of January 1, 2017 by this amount.
As a result of the changes related to the error corrections to the Company's consolidated statements of operations for the years ended December 31, 2018 and 2017 and the adjustment to accumulated earnings at January 1, 2017 in the Company's consolidated statement of stockholders' equity (deficit), the following line items were affected on the Company's consolidated statements of stockholders' equity (deficit) at December 31, 2018, December 31, 2017, and January 1, 2017 presented herein, as follows:

(in thousands)	As of
	December 31, 2018	December 31, 2017	January 1, 2017

Accumulated (deficit) earnings prior to error corrections	$(85,540)	$(90,228)	$28,773
Correction of accumulated earnings at January 1, 2017	(4,995)	(4,995)	(4,995)
Correction of net income for 2017	(755)	(755)	—
Correction of net loss for 2018, net of income taxes	(2,795)	—	—
Corrected accumulated (deficit) earnings	$(94,085)	$(95,978)	$23,778

Total stockholders' (deficit) equity prior to error corrections	$(85,473)	$(90,155)	$116,007
Correction of accumulated earnings at January 1, 2017	(4,995)	(4,995)	(4,995)
Correction of net income for 2017	(755)	(755)	—
Correction of net loss for 2018, net of income taxes	(2,795)	—	—
Corrected total stockholders' (deficit) equity	$(94,018)	$(95,905)	$111,012

Restated Consolidated Statements of Cash Flows

As a result of the error corrections to the Company's consolidated statements of operations for the years ended December 31, 2018 and 2017, its consolidated balance sheet as of December 2018, and the adjustment to accumulated earnings at January 1, 2017 in the Company's consolidated statement of stockholders' equity (deficit), the following line items were affected on the Company's consolidated statements of cash flows for the years ended December 31, 2018 and 2017 presented herein, as noted in the following table. The restatement did not change the Company's net cash flows from operations, investing, or financing activities for any reporting period.

(in thousands)	Year Ended December 31, 2018
		Error	Error
		Corrections	Corrections
		Related to	Related to	Originally
Line	As Restated	Settlements	Chargebacks	Reported *

Net loss	$(17,836)	$(1,028)	$(1,767)	$(15,041)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for deferred income taxes	$(2,871)	$(174)	$(557)	$(2,140)

Change in operating assets and liabilities (net of business combinations):
Accounts receivable	$8,180	$2,010	$4,179	$1,991
Settlement assets and obligations, net	$6,016	$(808)	$—	$6,824
Accounts payable and other current liabilities	$1,531	$—	$(1,855)	$3,386

* Reflects certain reclassifications to conform to current year presentation.

(in thousands)	Year Ended December 31, 2017
		Error	Error
		Corrections	Corrections
		Related to	Related to	Originally
Line	As Restated	Settlements	Chargebacks	Reported *

Net income	$3,839	$(3,079)	$2,324	$4,594

Change in operating assets and liabilities:
Accounts receivable	$(15,477)	$2,389	$(4,179)	$(13,687)
Settlement assets and obligations, net	$5,159	$690	$—	$4,469
Accounts payable and other current liabilities	$14,886	$—	$1,855	$13,031

* Reflects certain reclassifications to conform to current year presentation.

3.    REVENUE

For all periods presented, most of the Company’s revenues were recognized over time. Revenues and commissions earned from the sales of payment equipment are typically recognized at a point in time.

Nature of our Customer Arrangements

The Company’s payment services customers contract with the Company for payment services, which the Company provides in exchange for consideration for completed transactions. Some of these payment services are performed by third parties.

The Company’s consumer payment services enable the Company’s customers to accept card, electronic, and digital-based payments at the point of sale. These services may include authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, payment security services, consolidated billing and statements, and on-line reporting. The Company also earns revenue and commissions from resale of electronic point-of-sale (“POS”) equipment.
The Company’s commercial payment services enable the Company’s customers to automate their accounts payable and other commercial payments functions with the Company’s payment services that utilize physical and virtual payment cards as well as ACH transactions. In addition, the Company provides cost-plus-fee turnkey business process outsourcing and assists commercial customers with programs that are designed to increase acceptance of electronic payments.

More recently, the Company formed its Integrated Partners segment which uses payment-adjacent technologies to facilitate the acceptance of electronic payments from customers in the rental real estate, rental storage businesses, medical, and hospitality industries.

Applying the Revenue Recognition Accounting Standard

At contract inception, the Company assesses the services and goods promised in its contracts with customers and identifies the performance obligation for each promise to transfer to the customer a service or good that is distinct. For substantially all of the Company's services, the nature of the Company’s promise to the customer is to stand ready to accept and process the transactions that customers request on a daily basis over the contract term. Since the timing and quantity of transactions to be processed is not determinable, the services comprise an obligation to stand ready to process as many transactions as the customer requires. Under a stand-ready obligation, the evaluation of the nature of the Company’s performance obligation is focused on each time increment rather than the underlying activities. Therefore, the Company has determined that its services comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation.

When third parties are involved in the transfer of services or goods to the customer, the Company considers the nature of each specific promised service or good and applies judgment to determine whether the Company controls the service or good before it is transferred to the customer or whether the Company is acting as an agent of the third party. The Company follows the requirements of ASC 606-10, Principal Agent Considerations, which states that the determination of whether an entity should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement. To determine whether or not the Company controls the service or good, it assesses indicators including: 1) whether the Company or the third party is primarily responsible for fulfillment; 2) if the Company or the third party provides a significant service of integrating two or more services or goods into a combined item that is a service or good that the customer contracted to receive; 3) which party has discretion in determining pricing for the service or good; and 4) other considerations deemed to be applicable to the specific situation.

Based on assessments of these indicators, the Company concluded:

•
Promises to customers to provide certain payment services is distinct from the other payment services provided by the card-issuing financial institutions, payment networks, and sponsor banks. The Company does not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card-issuing financial institutions, payment networks, and sponsor banks before those services are transferred to the customer, and on that basis, the Company does not control those services prior to being transferred to the customer. The Company has either no or little discretion in setting the price that the customer pays for these specific services. The Company therefore acts as agent for these payment services provided by the card-issuing financial institutions, payment networks, and sponsor banks.

•
For other promises to customers to provide other significant payment services such as onboarding, underwriting, processing, customer service, and fraud detection/prevention services, the Company has discretion in setting the price that the customer ultimately pays for these services and the Company either is responsible for fulfillment or has shared responsibility. If a third party is partially responsible for fulfillment, the Company provides a significant service of integrating two or more services, which may include services from other parties, and directs their use to create a combined item that is a specified service requested by the customer. For services that involve these other parties, the Company has direct contractual relationships with these parties.

Substantially all of the Company’s payment services are priced as a percentage of transaction value or a specified fee per transaction, or a combination of both. Given the nature of the promise and the underlying fees based on unknown quantities or outcomes of services to be performed over the contract terms with customers, the total consideration is determined to be variable consideration. The variable consideration for payment services is usage-based and therefore it specifically relates to efforts to satisfy the payment services obligation. Said another way, the variability is satisfied each day the service is provided to the customer. The Company directly ascribes variable fees to the distinct day of service to which it relates, and considers the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, the Company measures revenue for payment services on a daily basis based on the services that are performed on that day.
Once the Company determines the performance obligations and the transaction price, including an estimate of any variable consideration, the Company then allocates the transaction price to each performance obligation in the contract using a relative standalone selling price method. The Company determines standalone selling price based on the price at which the service or good is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by considering all reasonably available information, including market conditions, trends or other company-specific or customer-specific factors. Substantially all of the performance obligations described above that involve services are satisfied over time. Equipment sales are generally transferred to the customer at a point in time.
In delivering payment services to the customer, the Company may also provide a limited license agreement to the customer for use of one or more of the Company’s proprietary cloud-based software applications. The Company grants a right to use its software applications only when the customer has contracted with the Company to receive related payment services. When combined with the underlying payment services, the license and the payment services provided to the customer are a single stand-ready obligation and the Company’s performance obligation is defined by each time increment, rather than by the underlying activities, satisfied over time based on days elapsed.

Interest income is reported separately on the Company’s statement of operations within Other, net and was approximately $561,000, $617,000, and $637,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. However, as allowed by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, the Company’s most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion. Therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

Contract Costs

For new, renewed, or anticipated contracts with customers, the Company does not incur material amounts of incremental costs to obtain such contracts, as those costs are defined by ASC 340-40.
Fulfillment costs, as defined by ASC 340-40, typically benefit only the period (typically a month in duration) in which they are incurred and therefore are expensed in the period incurred (i.e., not capitalized) unless they meet criteria to be capitalized under other accounting guidance.
The Company pays commissions to most of its ISOs, and for certain ISOs the Company also pays (through a higher commission rate) them to provide customer service and other services directly to our merchant customers. The ISO is typically an independent contractor or agent of the Company. Although certain ISOs may have merchant portability rights, the merchant meets the definition of a customer for the Company even if the ISO has merchant portability rights. Since payments to ISOs are dependent substantially on variable merchant payment volumes generated after the merchant enters into a new or renewed contract, these payments to ISOs are not deemed to be a cost to acquire a new contract since the ISO payments are based on factors that will arise subsequent to the event of obtaining a new or renewed contract. Also, payments to ISOs pertain only to a specific month’s activity. For payments made, or due, to an ISO, the expenses are reported within income from operations on our statements of operations.
The Company from time-to-time may elect to buy out all or a portion of an ISO’s rights to receive future commission payments related to certain merchants. Amounts paid to the ISO for these residual buyouts are capitalized by the Company under the accounting guidance for intangible assets.

Contract Assets and Contract Liabilities

A contract with a customer creates legal rights and obligations. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues recognized in excess of the amount billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. Material contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

Supplemental balance sheet information related to contracts from customers as of December 31, 2019 and 2018 was as follows:

(in thousands)	Consolidated Balance Sheet Location	December 31, 2019	December 31, 2018
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,912	$1,776

The balance for the contract liabilities was approximately $2.2 million and $3.4 million at January 1, 2018 and January 1, 2017, respectively. Substantially all of these balances are recognized as revenue within twelve months. The changes in the balances during the years ended December 31, 2019, 2018, and 2017 were due to the timing of advance payments received from the customer.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the years ended December 31, 2019, 2018, or 2017.

Disaggregation of Revenues

The following table presents a disaggregation of our consolidated revenues by type for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Year Ended December 31,
	As recasted	As restated	As restated
	2019	2018	2017

Revenue Type:
Merchant card fees	$339,450	$343,791	$355,826
Outsourced services	23,396	24,640	23,308
Other services	5,316	4,459	1,530
Equipment	3,692	2,932	1,503
Total revenues	$371,854	$375,822	$382,167

4.    BUSINESS COMBINATIONS, ASSET ACQUISITIONS, AND ASSET CONTRIBUTIONS

Asset Acquisitions in 2019

See Note 12, Commitments and Contingencies, for information about a merchant portfolio acquired in 2019 for a contingent purchase price.

YapStone

In March 2019, the Company, through one of its subsidiaries, Priority Real Estate Technology, LLC ("PRET"), acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest in PRET with a fair value that was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from the Company's Senior Credit Facility. PRET is part of the Company's Integrated Partners reportable segment.

During the year ended December 31, 2019, no earnings of PRET were allocated to the non-controlling interest pursuant to the profit-sharing agreement between the Company and the non-controlling interest.

Residual Portfolio Rights Acquired

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from the Senior Credit Facility, $10.0 million was funded from revolving credit facility under the Senior Credit Facility, and cash on hand was used to fund the remaining amount. The purchase price may be subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. Additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. This acquisition became part of the Company's Consumer Payments reportable segment.

Asset Contributions in 2019

eTab and Cumulus (Related Party)

In February 2019, a subsidiary of the Company, Priority Hospitality Technology, LLC ("PHOT"), received a contribution of substantially all of the operating assets of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80% owned by the Company's Chairman and Chief Executive Officer. No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable preferred equity interests in PHOT. Under these redeemable preferred equity interests, the contributors are eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6% per annum) on any of the $4.5 million amount that has not been distributed to them. The Company's Chairman and Chief Executive Officer owns 83.3% of the redeemable preferred equity interests in PHOT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the redeemable preferred equity interests, the redeemable preferred equity interests will cease to exist. The Company determined that the contributor's carrying value of the eTab net assets (as a common control transaction under GAAP) was not material. Under the guidance for a common control transaction, the contribution of the eTab net assets did not result in a change of entity or the receipt of a business, therefore the Company's financial statements for prior periods have not been adjusted to reflect the historical results attributable to the eTab net assets. Additionally, no material amount was estimated for the fair value of the contributed Cumulus net assets. PHOT is a part of the Company's Integrated Partners reportable segment.

Pursuant to the limited liability company agreement of PHOT, any material future earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests will be reported by the Company as a form of non-controlling interests classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes, if material, in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the non-controlling interests in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) through December 31, 2019, and therefore no recognition of the NCI has been reflected in the Company's unaudited condensed consolidated financial statements.

Business Combinations in 2018

PayRight

In April 2018, Priority PayRight Health Solutions, LLC ("PPRHS"), a subsidiary of the Company, purchased the majority of the operating assets and certain operating liabilities of PayRight Health Solutions LLC ("PayRight"). This purchase allowed PPRHS to gain control over the PayRight business and therefore the Company's consolidated financial statements include the financial position, results of operations, and cash flows of PayRight from the date of acquisition. PayRight utilizes technology assets to deliver customized payment solutions to the health care industry. The results of the acquired business and goodwill of $0.3 million from the transaction are being reported by the Company as part of the Commercial Payments and Managed Services reportable segment. Additionally, the acquisition resulted in the recognition of intangible and net tangible assets with a fair value of $0.6 million. The Company transferred total consideration with a fair value of $0.9 million consisting of: $0.5 million in cash and forgiveness of amounts owed to the Company by PayRight; $0.3 million fair value of the Company's previous equity-method investment in PayRight described in the following paragraph; and $0.1 million of other consideration. Certain PayRight sellers were provided profit-sharing rights in PayRight as non-controlling interests, however, based on this arrangement no losses or earnings were allocated to the non-controlling interests for the years ended December 31, 2019 and 2018. PayRight is part of the Company's Integrated Partners reportable segment.

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

RadPad and Landlord Station

In July 2018, the Company acquired substantially all of the net operating assets of RadPad Holdings, Inc. ("RadPad") and Landlord Station, LLC ("Landlord Station"). RadPad is a marketplace for the rental real estate market. Landlord Station offers a complementary toolset that focuses on facilitation of tenant screening and other services to the fast-growing independent landlord market. These asset purchases were deemed to be a business under ASC 805. The Company formed a new entity, Priority Real Estate Technology, LLC ("PRET"), to acquire and operate these businesses. Due to the related nature of the two sets of business assets, same acquisition dates, and how the Company intends to operate them under the "RadPad" name and operating platform within PRET, the Company deemed them to be one business for accounting and reporting purposes. PRET is reported within the Company's Integrated Partners reportable segment.

Total consideration paid for RadPad and Landlord Station was $4.3 million consisting of $3.9 million in cash plus forgiveness of pre-existing debt owed by the sellers to the Company of $0.4 million. Additionally, the Company paid and expensed $0.1 million for transaction costs. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.1 million were acquired along with goodwill with an initial value of $2.2 million. Non-controlling equity interests in PRET were issued to certain sellers in the form of residual profit interests and distribution rights, however the fair value of these non-controlling interests was deemed to be immaterial at time of acquisition due to the nature of the profit-sharing and liquidations provisions contained in the operating agreement for PRET. Under the terms of the profit-sharing arrangement between the controlling and non-controlling interests, no losses or earnings were allocated to the non-controlling interests for the years ended December 31, 2019 and 2018.

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

Initial consideration of $3.5 million consisted of $0.5 million plus 285,117 shares of common stock of the Company with a fair value of approximately of $3.0 million. In addition, contingent consideration in an amount up to $0.5 million was deemed to have a fair value of $0.4 million at acquisition date. If earned, the seller can receive this contingent consideration in either cash or additional shares of the Company's common stock, as mutually agreed by the Company and seller. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.0 million were acquired along with goodwill with an initial value of $1.9 million, including the $0.4 million estimated fair value of the contingent consideration due to the seller. Transaction costs were not material and were expensed. At December 31, 2019, the fair value of the contingent consideration was estimated to be approximately $0.2 million, which resulted in a $0.2 million reduction in the carrying value. No amount has been paid to the seller.

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

Initial consideration of $5.0 million consisted of $3.0 million plus 190,078 shares of common stock of the Company with a fair value of approximately $2.0 million. In addition, contingent consideration in an amount up to $1.0 million was deemed to have a fair value of $0.6 million at acquisition date. If earned, the seller will receive half of any contingent consideration in cash and the other half in a number of shares of common stock of the Company equal to the portion of the earned contingent consideration payable in shares of common stock of the Company. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.2 million were acquired along with goodwill with an initial value of $3.4 million, including the $0.6 million estimated fair value of the contingent consideration due to the seller. Transaction costs were not material and were expensed. At December 31, 2019, the fair value of the contingent consideration was estimated to be approximately $0.2 million, which resulted in a $0.4 million reduction in the carrying value. No amount has been paid to the seller.

Other Information

Based on their purchase prices and pre-acquisition operating results and assets, none of the business combinations consummated by the Company in 2018, as described above, met the materiality requirements for disclosure of pro-forma financial information, either individually or in the aggregate. The measurement periods, as defined by ASC 805, Business Combination ("ASC 805"), is closed for these 2018 business combinations.

Goodwill for all 2018 business combinations is deductible by the Company for income tax purposes.

Asset Acquisitions in 2018

In December 2018, the Company acquired a merchant portfolio for $44.8 million from Direct Connect Merchant Services, LLC. The purchase price included cash contingent consideration of up to approximately $7.3 million, determinable over a period that ended on December 31, 2019. At December 31, 2019, the Company has determined that it will owe no contingent consideration.

5.    SETTLEMENT ASSETS AND OBLIGATIONS

Consumer Payments Segment

In the Company’s Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of a member bank until the merchant is funded. The Company has agreements with member banks which allow the Company to route transactions under the member bank's control to clear transactions through the card networks. Timing differences, interchange fees, merchant reserves and exception items cause differences between the amounts received from the card networks and the amounts funded to the merchants. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company’s consolidated balance sheets. Member banks held merchant funds of approximately $79.8 million and $186.2 million at December 31, 2019 and 2018, respectively.

Exception items include items such as customer chargeback amounts received from merchants and other losses. Under agreements between the Company and its merchant customers, the merchants assume liability for such chargebacks and losses. If the Company is ultimately unable to collect amounts from the merchants for any charges or losses due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for these charges. In order to mitigate the risk of such liability, the Company may 1) require certain merchants to establish and maintain reserves designed to protect the Company from such charges or losses under its risk-based underwriting policy and 2) engage with certain ISOs in partner programs in which the ISOs assume liability for these charges or losses. A merchant reserve account is funded by the merchant and held by the member bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement.

Exception items that the Company is attempting to collect from the merchants through the funds settlement process, merchant reserves or from the ISO partners are recognized as settlement assets in the Company’s consolidated balance sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Provisions for merchant losses are included as a component of costs of services in the Company’s consolidated statements of operations.

Commercial Payments Segment

In the Company’s Commercial Payments segment, the Company earns revenue from certain of its services by processing ACH transactions for financial institutions and other business customers. Customers transfer funds to the Company, which are held in bank accounts controlled by the Company until such time as the ACH transactions are made. The Company recognizes these cash balances within restricted cash and settlement obligations in its consolidated balance sheets.

The Company's settlement assets and obligations at December 31, 2019 and 2018 were as follows:

		As restated - Note 2
(in thousands)	December 31, 2019	December 31, 2018

Settlement Assets:
Card settlements due from merchants, net of estimated losses	$446	$311
Card settlements due from processors	87	72
Total Settlement Assets	$533	$383

Settlement Obligations:
Card settlements due to merchants	$44	$—
Due to ACH payees (1)	37,745	10,355
Total Settlement Obligations	$37,789	$10,355

(1) Amounts due to ACH payees are held by the Company in restricted cash.

6.     NOTES RECEIVABLE

The Company has notes receivable from ISOs and another entity (see Note 13, Related Party Matters) totaling approximately $5.7 million and $1.8 million as of December 31, 2019 and 2018, respectively. These notes receivable are reported as current and non-current on the Company's consolidated balance sheet. The notes bear an average interest rate of 12.4% and 12.8% as of December 31, 2019 and 2018, respectively.

Under the terms of the agreements with ISOs, the Company preserves the right to holdback residual payments due to the ISOs and to apply such residuals against future payments due to the Company. The term note due to the other party is secured by business assets and a personal guarantee. Based on the terms of these agreements and historical experience, no reserves have been recorded for notes receivable as of December 31, 2019 and 2018.

Principal contractual maturities on the notes receivable at December 31, 2019 were as follows:

(in thousands)

Year Ended December 31,	Maturities
2020	$1,326
2021	820
2022	—
2023	—
2024	3,623
Total principal due	5,769
Discount	(48)
Carrying amount of loans	$5,721

7.    GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill is allocated to reporting units as follows:

(in thousands)	December 31, 2019	December 31, 2018
Consumer Payments	$106,832	$106,832
Integrated Partners	2,683	2,683
	$109,515	$109,515

The Company's intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, non-compete agreements, and residual buyouts. For the year ended December 31, 2019, the Company acquired $69.8 million of merchant portfolios (including $68.7 million related to the asset acquisition from YapStone, Inc.), $19.9 million in residual buyouts, and $1.0 million of technology intangibles. For the year ended December 31, 2018, the Company acquired a $44.8 merchant portfolio from Direct Connect Merchant Services, LLC, $46.1 million in residual buyouts, $4.9 million in customer relationships, and $0.3 million for a trade name.

There were no business combinations consummated or changes in the carrying amount of goodwill for the year ended December 31, 2019. The following table summarizes goodwill as of December 31, 2019 and 2018:

(in thousands)	Amount

Balance at January 1, 2018	$101,532
Addition for the year ended December 31, 2018:
PayRight	298
RadPad/Landlord Station	2,385
PPS Northeast	1,920
PPS Tech	3,380
Balance at December 31, 2019 and 2018	$109,515

For business combinations consummated during the year ended December 31, 2018, goodwill is deductible for income tax purposes.

At December 31, 2019 and December 31, 2018, intangible assets consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018

Capitalized:
Merchant portfolios	$114,554	$44,784
Customer relationships	40,740	40,740
Residual buyouts	112,731	92,792
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Technology	15,390	14,390
ISO relationships	15,200	15,200
Total capitalized	304,875	214,166

Less accumulated amortization:
Merchant portfolios	(12,655)	(1,076)
Customer relationships	(25,836)	(21,113)
Residual buyouts	(59,796)	(47,416)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,273)	(1,017)
Technology	(12,758)	(10,222)
ISO relationships	(6,341)	(5,295)
Total accumulated amortization	(122,049)	(89,529)

Net carrying value	$182,826	$124,637

The weighted-average amortization periods for intangible assets held at December 31, 2019 are as follows:

	Useful Life	Amortization Method	Weighted-Average Life

Merchant portfolios	5 - 15 years	Straight-line	7.7 years
Residual buyouts	1 - 9 years	Straight-line and double declining	5.9 years
Non-compete agreements	3 years	Straight-line	3.0 years
Trade name	5 - 12 years	Straight-line	11.6 years
Technology	5 - 7 years	Straight-line	6.0 years
ISO relationships	11 - 25 years	Sum-of-years digits	22 years
Customer relationships	10 - 15 years	Straight-line and sum-of-years digits	10.9 years

Amortization expense for intangible assets was $32.4 million, $14.7 million, and $10.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated amortization expense of intangible assets as of December 31, 2019 for the next five years and thereafter is:

(in thousands)
Estimated
Year Ending December 31,	Amortization Expense
2020	$32,877
2021	30,869
2022	28,958
2023	22,852
2024	12,776
Thereafter	54,494
Total	$182,826

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, and other relevant events or circumstances.

See Note 12, Commitments and Contingencies, for information about a merchant portfolio acquisition with a contingent purchase price.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The Company performed its most recent annual goodwill impairment test as of November 30, 2019 using market data and discounted cash flow analysis. The Company concluded there were no indicators of impairment as of December 31, 2019 and December 31, 2018. As such, there was no impairment loss for the years ended December 31, 2019, 2018, and 2017.

8.    PROPERTY, EQUIPMENT AND SOFTWARE

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

A summary of property, equipment, and software as of December 31, 2019 and December 31, 2018 was as follows:

(in thousands)	December 31, 2019	December 31, 2018	Useful Life
Furniture and fixtures	$2,787	$2,254	2-7 years
Equipment	10,101	8,164	3-7 years
Computer software	37,440	27,804	3-5 years
Leasehold improvements	6,367	5,935	5-10 years
	56,695	44,157
Less accumulated depreciation	(33,177)	(26,675)
Property, equipment, and software, net	$23,518	$17,482

Depreciation expense totaled $6.6 million, $5.1 million, and $4.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities consisted of the following at December 31, 2019 and December 31, 2018 consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018
Accounts payable	$6,968	$8,030
Accrued compensation	$3,975	$6,193
Accrued network fees	$6,950	$6,971

10.    LONG-TERM DEBT AND WARRANT LIABILITY

Long-term debt owed by certain subsidiaries (the "Borrowers") of the Company consisted of the following as of December 31, 2019 and December 31, 2018:

(dollar amounts in thousands)	December 31, 2019	December 31, 2018
Term Loan - Senior, matures January 3, 2023 and bears interest at LIBOR plus 5.0% at December 31, 2019 and December 31, 2018 (actual rate of approximately 6.71% at December 31, 2019 and 7.5% at December 31, 2018)	$388,837	$322,666
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus payment-in-kind interest (actual rate of 10.5% at December 31, 2019 and December 31, 2018)	95,142	90,016
Revolving Credit Facility, matures January 22, 2022	11,500	—
Total debt	495,479	412,682
Less: current portion of long-term debt	(4,007)	(3,293)
Less: unamortized debt discounts	(2,855)	(3,300)
Less: deferred financing costs	(3,039)	(3,994)
Total long-term debt, net	$485,578	$402,095

Substantially all of the Company's assets are pledged as collateral under the long-term debt agreements, which are described in more detail in the following sections of this footnote. The Company's parent entity, Priority Technology Holdings, Inc., is neither a borrower nor a guarantor of the long-term debt.

Long-Term Debt

On January 3, 2017, the Company refinanced existing long-term debt whereby the Borrowers entered into a credit agreement with a syndicate of lenders (the "Senior Credit Agreement"). The Senior Credit Agreement had an original maximum borrowing amount of $225.0 million, consisting of a $200.0 million term loan and a $25.0 million revolving credit facility. As part of the debt refinancing on January 3, 2017, the Borrowers also entered into a Credit and Guaranty Agreement (the "GS Credit Agreement") with Goldman Sachs Specialty Lending Group, L.P. ("Goldman Sachs" or "GS") for an $80.0 million term loan, the proceeds of which were used to refinance the amounts previously outstanding with Goldman Sachs. This refinancing was deemed to be a debt modification for GAAP purposes.

The term loans under the Senior Credit Agreement and the GS Credit Agreement were issued at a discount of $3.7 million. The Company determined that the 2018 debt refinancing should be accounted for as a debt extinguishment. The Company recorded an extinguishment loss of approximately $1.8 million, which consisted primarily of lender fees incurred in connection with the refinancing and the write-off of unamortized deferred financing fees and original issue discount. The extinguishment loss is reported within "Other, net" on the Company's consolidated statements of operations.

Amendments

The following table summarizes key changes made as the results of amendments to the Senior Credit Agreement and the GS Credit Agreements through December 31, 2019:

(in millions)				GS Credit
	Senior Credit Agreement			Agreement	Discounts and Costs
		Revolving
	Principal	Line	Amendment	Principal	Issue	Costs	Costs
Amendment	Established	Established	Type	Established (a)	Discount	Expensed (b)	Capitalized

January 2017	$200.0	$25.0	Extinguishment	$80.0	$3.7	$1.8	$3.3
January 2018	67.5	—	Modification	—	$0.4	$0.8	$0.7
December 2018	130.0	—	Modification	—	$0.3	$1.2	$0.1
	$397.5	$25.0		$80.0

(a) The GS Credit Agreement allows for payment-in-kind interest which will subsequently increase the amount outstanding.
(b) Reported within "Other, net" on the Company's consolidated statements of operations.

The Senior Credit Agreement and the GS Credit Agreement were also amended on November 14, 2017. The First Amendment allows for loan advances of less than $5.0 million and for certain liens on cash securing the Company's funding obligations under a new product involving a virtual credit card program. This amendment did not affect any of the material terms, conditions, or covenants of the Senior Credit Agreement or the GS Credit Agreement.

Additionally, two amendments were executed in 2019 that concerned procedural changes to the quarterly and annual reporting for lenders and did not affect any of the material terms, conditions, or covenants of the Senior Credit Agreement or the GS Credit Agreement.

Amendments in March 2020

On March 18, 2020, the Borrowers modified the Senior Credit Agreement and the GS Credit Amendment (collectively, the "Sixth Amendment"). Under the Sixth Amendment, calculation of the permitted Total Net Leverage Ratio was modified to include certain expenses of the Company's parent entity and the permitted maximum ratio for each test period was adjusted to the ratios described in the subsequent disclosures for covenants. Neither the existing applicable margins or interest rates changed as a result of the Sixth Amendment. The terms of the GS Credit Agreement were amended to allow for amendments under the Senior Credit Agreement, but otherwise the terms of the GS Credit Agreement were not substantively changed by the Sixth Amendment.

Additional Information

Beginning with the January 2018 amendment, borrowings under the Senior Credit Agreement are subject to an applicable margin, or percentage per annum, equal to: (i) with respect to initial term loans, (a) for LIBOR rate loans, 5.00% per annum, and (b) for base rate loans, 4.00% per annum; and (ii) with respect to revolving loans (a) for LIBOR rate loans and letter of credit fees, 5.00%, (b) for base rate loans, 4.00%, and (c) for unused commitment fees, 0.50%.

At December 31, 2019, there was $11.5 million outstanding on the revolving credit facility. The revolving credit facility bears interest at LIBOR plus 5.0% at December 31, 2019, which resulted in an interest rate of 6.71%. No amounts were outstanding on the revolving credit facility at December 31, 2018.

The Senior Credit Agreement matures on January 3, 2023, with the exception of the revolving credit facility which expires on January 2, 2022. Any amounts outstanding under the revolving credit facility must be paid in full before the maturity date of January 2, 2022. The GS Credit Agreement matures on July 3, 2023.

Under the Senior Credit Agreement, the Company is required to make quarterly principal payments of approximately $1.0 million. Additionally, the Company may be obligated to make certain additional mandatory prepayments based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayments were due for the years ended December 31, 2019 and 2018. Principal contractual maturities on long-term debt, including amount outstanding on the revolving line of credit, at December 31, 2019 are as follows:

(in thousands)

Year Ending December 31,	Maturities
2020	$4,007
2021	4,007
2022	15,507
2023	471,958
$495,479

For the years ended December 31, 2019 and 2018, the payment-in-kind (PIK) interest under the GS Credit Agreement added $5.1 million and $4.9 million, respectively, to the principal amount of the subordinated debt, which totaled $95.1 million and $90.0 million as of December 31, 2019 and 2018, respectively.

For the years ended December 31, 2019, 2018, and 2017, the Company recorded interest expense, including amortization of deferred financing costs and debt discounts, of $40.7 million, $29.9 million, and $25.1 million, respectively.

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

The borrowers are also required to comply with certain restrictions for the Total Net Leverage Ratio, which is defined in the Senior Credit Agreement and GS Credit Agreement as: the consolidated total debt of the Borrowers, less unrestricted cash subject to certain restrictions, divided by the Consolidated Adjusted EBITDA (a non-GAAP measure) of the Borrowers for the prior four quarters.

The table below sets forth the maximum permitted Total Net Leverage Ratio for the indicated test periods:

Test Period Ending	Total Net Leverage Ratio Maximum Permitted

December 31, 2019 to March 31, 2020	8.00 : 1.00
June 30, 2020 to December 31, 2020	7.75 : 1.00
March 31, 2021	7.71 : 1.00
June 30, 2021	7.44 : 1.00
September 30, 2021	7.19 : 1.00
December 31, 2021	7.00 : 1.00
March 31, 2022	6.75 : 1.00
June 30, 2022	6.72 : 1.00
September 30, 2022 to December 31, 2022	6.50 : 1.00
Each test period thereafter	5.50 : 1.00

As of December 31, 2019, the Borrowers were in compliance with the covenants, as amended in the Sixth Amendment.

Deferred Financing Costs and Debt Discount

Unamortized capitalized deferred financing costs related to the Company's credit facilities totaled $3.0 million and $4.0 million at December 31, 2019 and December 31, 2018, respectively. Unamortized debt discount related to the Company's credit facilities totaled $2.9 million and $3.3 million at December 31, 2019 and 2018, respectively. Deferred financing costs and debt discount are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Interest expense related to amortization of deferred financing costs and debt discount, including accelerated amortization due to debt modification or extinguishment, was $1.7 million, $1.4 million, and $3.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Unamortized deferred financing costs and debt discount are included in net long-term debt in the Company's consolidated balance sheets.

Redeemed Goldman Sachs Warrant ("GS Warrant")

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

11.    INCOME TAXES

In connection with the Business Combination as disclosed in Note 1, Nature of Business and Accounting Policies, the partnership tax status was terminated on July 25, 2018. Under the former partnership status, Priority Holdings, LLC was a dual member limited liability company and as such its financial statements reflected no income tax provisions as a pass-through entity. As a result of the Business Combination, for income tax purposes Priority Holdings, LLC became a disregarded subsidiary of the Company, the successor entity to MI Acquisitions, Inc., whereby its operations became taxable. For all periods subsequent to the Business Combination, the income tax provision reflects the taxable status of the Company as a corporation. The initial net deferred tax asset from the Business Combination is the result of the difference between initial tax basis, generally substituted tax basis, and the reflective carrying amounts of the assets and liabilities for financial statement purposes. The net deferred tax asset as of July 25, 2018 was approximately $47.5 million, which was recorded and classified on the Company's consolidated balance sheet in accordance with ASU 2015-17 and as an adjustment to Additional Paid-In Capital in the Company's consolidated statement of changes in stockholders' deficit. In addition, the Company's consolidated financial statements for the years ended December 31, 2018 and 2017 reflect unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had the Company been subject to federal and state income taxes for both full years.

Components of income tax (benefit) expense for the years ended December 31, 2019 and 2018 were as follows:

(in thousands)	For the Year Ended
		As restated - Note 2
	December 31, 2019	December 31, 2018

U.S. current income tax expense
Federal	$(11)	$29
State and local	75	418
Total current income tax expense	$64	447

U.S. deferred income tax expense (benefit)
Federal	$1,920	$(2,541)
State and local	(1,154)	(396)
Total deferred income tax expense (benefit)	$766	(2,937)

Total income tax expense (benefit)	$830	$(2,490)

The Company's effective income tax benefit rate was 2.5% for the year ended December 31, 2019. For the year ended December 31, 2018, the Company's effective income tax rate was 12.5%. For 2019, this rate differed from the statutory federal rate of 21% primarily due to valuation allowance changes against certain business interest carryover deferred tax assets. For 2018, this rate differed from the statutory federal rate of 21% primarily due to the partnership status of Priority Holdings, LLC. for periods prior to July 25, 2018. The following table provides a reconciliation of the income tax benefit at the statutory U.S. federal tax rate to actual income tax benefit for the years ended December 31, 2019 and 2018:

(in thousands)	For the Year Ended
		As restated - Note 2
	December 31, 2019	December 31, 2018

U.S. federal statutory (benefit)	$(6,879)	$(4,268)
Earnings as dual-member LLC	—	1,643
State and local income taxes, net	(1,564)	(2)
Excess tax benefits pursuant to ASU 2016-09	309	140
Valuation allowance changes	9,302	(66)
Nondeductible items	125	86
Tax credits	(323)	(123)
Other, net	(140)	100
Income tax expense (benefit)	$830	$(2,490)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of deferred income taxes were as follows:

(in thousands)	As of
		As restated - Note 2
	December 31, 2019	December 31, 2018

Deferred Tax Assets:
Accruals and reserves	$1,566	$861
Intangible assets	53,600	53,383
Net operating loss carryforwards	4,114	1,308
Interest limitation carryforwards	9,266	2,857
Other	1,877	1,098
Gross deferred tax assets	70,423	59,507
Valuation allowance	(10,144)	(842)
Total deferred tax assets	60,279	58,665

Deferred Tax Liabilities:
Prepaid assets	(521)	(632)
Investments in partnership	(5,408)	(3,896)
Property and equipment	(4,693)	(3,714)
Total deferred tax liabilities	(10,622)	(8,242)

Net deferred tax assets	$49,657	$50,423

In accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2019 and 2018, the Company has recorded a valuation allowance of approximately $10.1 million and $0.8 million, respectively, against certain deferred income tax assets related to business interest deduction carryovers and Business Combination costs that the Company believes are not more likely than not to be realized.
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of December 31, 2019 and 2018, the net amounts of our unrecognized tax benefits were not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2016 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2015 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

A change in MI Acquisitions' beneficial ownership occurred concurrent with the Business Combination and Recapitalization on July 25, 2018, which likely caused a stock ownership change for purposes of Section 382 of the Internal Revenue Code. However, this ownership change should have no material impact to the net operating losses ("NOLs") available as of this date. At December 31, 2019, the Company had federal NOL carryforwards of approximately $14.5 million which can offset future taxable income as follows: 1) approximately $14.3 million can offset 80% of future taxable income for an indefinite period of time and 2) approximately $0.2 million can offset 100% of future taxable income through expiration dates ranging from 2036 to 2038. At December 31, 2018, the Company had federal NOL carryforwards of approximately $5.1 million which can offset future taxable income as follows:  1) approximately $4.9 million can offset 80% of future taxable income for an indefinite period of time and 2) approximately $0.2 million can offset 100% of future taxable income through expiration dates ranging from 2036 to 2038. Also, at December 31, 2019 and 2018, the Company had state NOL carryforwards of approximately $19.5 million and $6.6 million, respectively, with expirations dates ranging from 2023 to 2044.

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
The Company was affected by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income, as defined. For the years ended December 31, 2019 and 2018, the Company's interest deduction was limited to $29.3 million and $12.6 million, respectively. The excess interest not deducted for the year ended December 31, 2019 and 2018 can be carried forward indefinitely for use in future years.

12.    COMMITMENTS AND CONTINGENCIES

Leases

The Company has various operating leases for office space and equipment. These leases range in terms from one to 16 years. Most of these leases are renewable at expiration, subject to terms acceptable to the lessors and the Company.

Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

(in thousands)
Due In	Amount Due
2020	$1,829
2021	1,760
2022	1,736
2023	1,745
2024	1,501
Thereafter	4,008
Total	$12,579

Total rent expenses for the years ended December 31, 2019, 2018, and 2017 was $2.0 million, $1.9 million, and $1.5 million, respectively, which is included in SG&A expenses in the Company's consolidated statements of operations.

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payments transactions. Some of these agreements have minimum annual requirements for processing volumes. As of December 31, 2019, the Company is committed to pay minimum processing fees under these agreements of approximately $14.0 million over the next two years.

Merchant Reserves

See Note 5, Settlement Assets and Obligations, for information about merchant reserves.

Commitment to Lend

See Note 13, Related Party and Other Transactions, for information on a loan commitment extended by the Company to another entity.

Contingent Consideration

See Note 4, Business Combination, Asset Acquisitions, and Asset Contributions, for information about contingent consideration related to acquisitions consummated in 2019 and 2018.

Merchant Portfolio Rights and Reseller Agreement

During the year ended December 31, 2019, the Company simultaneously entered into two agreements with another entity.  These two related agreements 1) transfer to the Company certain perpetual rights to a merchant portfolio and 2) form a 5-year reseller arrangement whereby the Company will offer and sell to its customer base certain on-line services to be fulfilled by the other entity.  No cash consideration was paid to, or received from, the other entity at execution of either agreement.  Subsequent cash payments from the Company to the other entity for the merchant portfolio rights are determined based on a combination of both: 1) the actual financial performance of the acquired merchant portfolio rights and 2) actual sales and variable wholesale costs for the on-line services sold by the Company under the reseller arrangement.  Amounts subsequently paid to the other entity are accounted for as either 1) standard costs of the services sold by the Company under the 5-year reseller agreement or 2) consideration for the merchant portfolio rights. Amounts paid that are accounted for as consideration for the merchant portfolio rights are capitalized and amortized over the estimated useful life of the merchant portfolio rights.  For the year ended December 31, 2019, approximately $1.1 million was capitalized as contingent cost for the merchant portfolio. The capitalized cost is being amortized using an accelerated method. At this time, the Company cannot reasonably estimate the allocation of future cash payments. However, under the two contracts the Company does not anticipate any net losses.

Legal Proceedings

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

13.    RELATED PARTY MATTERS

Contributed Assets of eTab and Cumulus

See Note 4, Business Combinations, Asset Acquisitions, and Asset Contributions, for information about the contributions from related parties of certain assets and liabilities of eTab and Cumulus.

Loan with Warrant

During 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company loaned the entity a total of $3.5 million during 2019, with a commitment to loan up to $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or at December 31, 2019.

Prior Management Services Agreement

During the years ended December 31, 2018 and 2017, Priority Holdings, LLC had a management services agreement with PSD Partners LP, which is owned by Mr. Thomas Priore, the Company's President, Chief Executive Officer and Chairman. The Company incurred total expenses of $1.1 million and $0.8 million for the years ended December 31, 2018 and 2017 related to management service fees, annual bonus payout, and occupancy fees, which are recorded in SG&A expenses in the Company's consolidated statements of operations.

Due from Members of Priority Holdings, LLC

As noted in Note 1, Nature of Business and Accounting Policies, on July 25, 2018 the owners of Priority Holdings, LLC contributed their member equity interests in exchange for the issuance of MI Acquisitions Inc.'s common stock, and MI Acquisitions, Inc. simultaneously changed its name to Priority Technology Holdings, Inc. Subsequent to July 25, 2018, the Company has made cash payments to, and received cash refund payments from, the former owners of Priority Holdings, LLC, mostly related to pass-through tax amounts for periods prior to July 25, 2018. At December 31, 2019 and 2018, the net amounts receivable from these parties were approximately $0.2 million and $0.3 million, respectively.

Underwriting Commissions

During the year ended December 31, 2018, the Company paid and capitalized in additional paid-in capital underwriting commissions of $8.0 million related to the recapitalization. See Note 14, Stockholders' Deficit Information.

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

14.    STOCKHOLDERS' DEFICIT INFORMATION

As disclosed in Note 1, Nature of Business and Accounting Policies, on July 25, 2018 the Company executed the Business Combination which was accounted for as a "reverse merger" between Priority Holdings, LLC and MI Acquisitions, resulting in the Recapitalization of the Company's equity. The combined entity was renamed Priority Technology Holdings, Inc.
Common and Preferred Stock

For periods prior to July 25, 2018, equity has been retroactively revised to reflect the number of shares received as a result of the Recapitalization.
The equity structure of the Company was as follows on December 31, 2019 and 2018:

(in thousands)	December 31, 2019			December 31, 2018
	Authorized	Issued	Outstanding	Authorized	Issued and Outstanding
Common stock, par value $0.001	1,000,000	67,512	67,061	1,000,000	67,038
Preferred stock, par value $0.001	100,000	—	—	—	—

In connection with the Business Combination and Recapitalization, the following occurred in 2018:

•
In exchange for the 4.6 million common units of Priority Holdings, LLC, 60.1 million shares of common stock were issued in a private placement that resulted in the Company receiving approximately $49.4 million. The 60.1 million shares exclude 0.5 million shares issued as partial consideration in two business acquisitions (see Note 4, Business Combinations, Asset Acquisitions, and Asset Contributions) and includes 3.0 million shares issued in connection with the 2014 Management Incentive Plan (see Note 15, Equity-Based Compensation).

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

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2019, the Company has not issued any shares of preferred stock.

Warrants issued by MI Acquisitions

Prior to July 25, 2018, MI Acquisitions issued warrants that allow the holders to purchase up to 5,731,216 shares of the Company's common stock at an exercise price of $11.50 per share, subject to certain adjustments (5,310,109 of these warrants are designated as "public warrants" and 421,107 are designated as "private warrants"). The warrants may only be exercised during the period commencing on the later to occur of (i) 30 days following the completion of the MI Acquisitions' initial business combination and (ii) 12 months following the closing of MI Acquisitions' IPO, and terminating on the earlier to occur of (i) five years following the date the warrants became exercisable, and (ii) the date fixed for redemption upon the Company electing to redeem the warrants. The Company has the option to redeem all (and not less than all) of the outstanding public warrants at any time from and after the warrants become exercisable, and prior to their expiration, at the price of $0.01 per warrant; provided that the last sales price of the Company's common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that (i) there is a current registration statement in effect with respect to the shares of common stock underlying the public warrants for each day in the 30-day trading period and continuing each day thereafter until the redemption date or (ii) the cashless exercise is exempt from the registration requirements under the Securities Act of 1933, as amended. The warrants are classified as equity.
The outstanding purchase option that was sold to the underwriters (in addition to the warrants discussed above) for an aggregate purchase price of $100, allows the holders to purchase up to a total of 300,000 units (each consisting of a share of common stock and a public warrant) exercisable at $12.00 per unit commencing on the later of the consummation of a business combination and six months from September 13, 2016 (the "Purchase Option"). The Purchase Option expires on August 24, 2023, which is the end of the five-year period that commenced 30 days after the Business Combination of July 25, 2018. The units issuable upon exercise of the Purchase Option are identical to the units offered in MI Acquisitions' IPO. The Purchase Option is classified as equity.
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
Business Combination and Recapitalization Costs
In connection with the Business Combination and Recapitalization, the Company incurred $13.3 million in fees and expenses, of which $9.7 million of recapitalization costs were charged to Additional Paid in Capital in 2018 since these costs were less than the cash received in conjunction with the Recapitalization costs and were directly related to the issuance of equity for the Recapitalization. These costs are presented as Recapitalization costs in the accompanying consolidated statements of changes in stockholders' deficit. The remaining $3.6 million of expenses were related to the Business Combination and are presented in SG&A expenses in the accompanying consolidated statements of operations.

Equity Events for Priority Holdings, LLC that Occurred Prior to July 25, 2018 (date of Business Combination)

On January 3, 2017, Priority used the proceeds from the 2017 debt refinancing (see Note 10, Long-Term Debt and Warrant Liability) to redeem 4,681,590 Class A common units for $200.0 million (the "Redemption"). Concurrent with the Redemption, (i) Priority and its members entered into an amended and restated operating agreement that eliminated the Class A preferred units and the Class C common units and (ii) the Plan of Merger, dated as of May 21, 2014 between Priority Payment Systems Holdings, LLC and Pipeline Cynergy Holdings, LLC was terminated which resulted in the cancellation of related contingent consideration due to holders of Class A preferred units.

On January 31, 2017, Priority entered into a redemption agreement with one of its minority unit holders to redeem their former Class A common membership units for a total redemption price of $12.2 million. Priority accounted for the Common Unit Repurchase Obligation as a liability because it was required to redeem these former Class A common units for cash. The liability was recorded at fair value at the date of the redemption agreement, which was equal to the redemption value. Under this agreement, Priority redeemed $3.0 million of 69,450 former Class A common units in April 2017. As of December 31, 2018, the Common Unit Repurchase Obligation had a redemption value of $9.2 million.

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

The former Class A common units redeemed in January and February 2018 were then canceled by Priority. The redemption transactions and the amended and restated operating agreement resulted in one unit-holder gaining control and becoming the majority unit holder of the Company. These changes in the equity structure of Priority were recorded as capital transactions.

At December 31, 2017, Priority had 5,249 voting former Class A common stock authorized and issued, and 335 and 302 non-voting former Class B common stock authorized and issued, respectively.

Prior to the Business Combination, Priority recorded distributions of $7.1 million, $3.4 million, and $10.0 million to its members during the years ended December 31, 2018, 2017 and 2016, respectively.

15.    EQUITY-BASED COMPENSATION PLANS

During 2019 and 2018, the Company had three equity-based compensation plans: 2018 Equity Incentive Plan; Earnout Incentive Plan; and 2014 Management Incentive Plan. Total equity-based compensation expense was approximately $3.7 million, $1.6 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, which is included in Salary and employee benefits in the accompanying consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company recognized an income tax benefit of approximately $0.5 million and $0.1 million, respectively, for equity-based compensation expense. No tax benefit was recognized for the year ended December 31, 2017 due to the Company's tax status.

For the years ended December 31, 2019, 2018, and 2017, equity-based compensation was recognized as follows:

(in thousands)
	Year Ended December 31,
	2019	2018	2017

Plan:
2018 Equity Incentive Plan	$2,385	$187	$—
Earnout Incentive Plan	—	—	—
2014 Management Incentive Plan	1,267	1,462	1,021
Total	$3,652	$1,649	$1,021

No equity-based compensation has been capitalized. Beginning in 2018, the Company elected to recognize the effects of forfeitures on compensation expense as the forfeitures occur for all plans.

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan ("2018 Plan") was approved by the Company's board of directors and shareholders in July 2018. The 2018 Plan provides for the issuance of up to 6,685,696 of the Company's common stock. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSU"), restricted stock units, other stock-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's board of directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's common stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan.

A summary of the activity for the 2018 Plan that occurred during the years ended December 31, 2019 and 2018 is as follows:

6,685,696	Common stock authorized for the 2018 Plan
(2,044,815)	Stock options granted in December 2018
7,558	Stock option grants forfeited in 2018
(202,200)	RSUs granted in 2018
4,446,239	Common stock available for issuance under the 2018 Plan at December 31, 2018

326,173	Stock option grants forfeited in 2019
(36,657)	RSUs granted in 2019
60,421	RSUs forfeited in 2019
4,796,176	Common stock available for issuance under the 2018 Plan at December 31, 2019

Stock Options

In December 2018, the Company issued stock option grants to substantially all of the Company's employees excluding the Company's executive officers. The stock options vest as follows: 50% on July 27, 2019; 25% on July 27, 2020; and 25% on July 27, 2021. If a participant terminates employment with the Company, vested options may be exercised for a short period of time while unvested options are forfeited. However, in any event, a stock option will expire ten years from date of grant.

Details about the time-based stock options issued under the plan are as follows:

		Weighted-
	Options for	average	Weighted-average	Aggregate
	number of	exercise	remaining	intrinsic value
	shares	price	contractual terms	(in thousands)

Outstanding, January 1, 2018	—	—
Granted in 2018	2,044,815	$6.95
Exercised in 2018	—	—
Forfeited in 2018	(7,558)	$6.95
Expired in 2018	—	—
Outstanding, December 31, 2018	2,037,257	$6.95	9.6 years	$2,139

Granted in 2019	—
Exercised in 2019	—
Forfeited or expired in 2019	(326,173)
Outstanding, December 31, 2019	1,711,084	$6.95	8.6 years	$—

Vested and Expected to Vest	1,711,084	$6.95	8.6 years	$—
Exercisable at December 31, 2019	873,420	$6.95	8.4 years	$—

No stock options have been exercised as of December 31, 2019. For the years ended December 31, 2019 and 2018, compensation expense of $2.0 million and $0.2 million was recognized for these stock option grants. As of December 31, 2019, there was approximately $1.3 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

No stock options were issued during the year ended December 31, 2019.

The table below presents the assumptions used to calculate the fair value of the stock options issued during the year ended December 31, 2018:

Expected volatility	30%
Risk-free interest rate	2.4%
Expected term (years)	4.3
Dividend yield	—%
Exercise price	$6.95

Restricted Stock Units - Service Based

During December 2018, the Company issued 107,143 RSUs with a grant-date fair value of $7.00 each and a total grant-date fair value of approximately $0.8 million. These RSUs have service-based vesting with 50% vesting in each of the years 2019 and 2020. In December 2019, 53,571.5 of these RSUs vested as scheduled and resulted in the issuance of 53,571 shares of the Company's common stock with a value of $3.20 per share and an aggregate value of $0.2 million. At December 31, 2019, all remaining unrecognized compensation of approximately $0.4 million is expected to be recognized at the end of 2020. Compensation expense for the year ended December 31, 2019 was approximately $0.4 million. Compensation expense for the year ended December 31, 2018 was not material.

During 2019, the Company issued 36,657 service-vesting RSUs with a grant-date fair value of $6.82 each. All of these RSUs subsequently were forfeited in 2019 before any had vested, resulting in no net compensation expense for the year ended December 31, 2019.

Restricted Stock Units - Performance Based

During the third quarter of 2018, the Company issued 95,057 RSUs with a fair value of $10.52 each. In addition to the service vesting requirements, these RSUs vest only if certain performance metrics are achieved for various periods of time the four-year period subsequent to grant date. At December 31, 2019, none of the performance metrics have been achieved, which resulted in the forfeiture of 23,764 of these RSUs. At December 31, 2019, it is not probable that any of the remaining performance metrics will be be achieved subsequent to 2019. No compensation expense has ever been recognized for these RSU grants. At the end of each subsequent reporting period, the Company will evaluate the probability of achievement for the performance metrics and adjust cumulative recognized compensation expense accordingly if the service requirements are also expected to be achieved.

Earnout Incentive Plan

The Company's Earnout Incentive Plan (the "EIP") expired on December 31, 2019. No shares were issued under the EIP. During the fourth quarter of 2019, a total of 95,057 RSUs expired under the EIP with a grant-date fair value of $10.52 each (these grants were in addition to the 95,057 RSUs issued under the 2018 Plan, as previously noted above). Prior to December 31, 2019, it was not probable that the performance metrics would be achieved, thus no compensation expense was recognized for these RSUs for any reporting period.

2014 Management Incentive Plan

The Priority Holdings Management Incentive Plan (the "MIP") was established in 2014 to issue equity-based compensation awards to selected employees. Simultaneously with the Business Combination and Recapitalization (see Note 14, Stockholders' Deficit Information), the fair value of the outstanding equity awards under the MIP were exchanged for approximately 3.0 million shares of common stock of Priority Technology Holdings, Inc. having approximately the same fair value. As such, this exchange was not deemed to be a modification for accounting purposes. During the year ended December 31, 2019, the Company elected to accelerate vesting for all remaining unvested awards under the MIP, resulting in accelerated compensation expense. Compensation expense under the MIP was approximately $1.3 million, $1.5 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, there is no unrecognized compensation cost for the MIP.

16.    EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. Company contributions to the plan were $1.3 million, $0.9 million, and $1.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The Company offers a comprehensive medical benefit plan to eligible employees. All obligations under the plan are fully insured through third-party insurance companies. Employees participating in the medical plan pay a portion of the costs for the insurance benefits.

17.    FAIR VALUE

Fair Value Measurements

The following is a description of the valuation methodologies used for contingent consideration and for the Goldman Sachs warrant prior to its July 2018 redemption (see Note 10, Long-Term Debt and Warrant Liability), both of which were initially recorded and remeasured at fair value at the end of each reporting period.

Redeemed Goldman Sachs Warrant

Prior to its redemption in July 2018, the Goldman Sachs warrant was classified as level 3 in the fair value hierarchy. Historically, the fair value of the Goldman Sachs warrant was estimated based on the fair value of Priority Holdings, LLC using a weighted-average of values derived from generally accepted valuation techniques, including market approaches, which consider the guideline public company method, the guideline transaction method, the recent funding method, and an income approach, which considers discounted cash flows. Priority Holdings, LLC adjusted the carrying value of the warrant to fair value as determined by the valuation model and recognized the change in fair value as an increase or decrease in interest and other expense. On July 25, 2018, the Goldman Sachs warrant was fully redeemed in exchange for $12.7 million cash, which resulted in a gain of $0.1 million, as the value of the Goldman Sachs warrant immediately prior to the cancellation was $12.8 million. The warrant is no longer outstanding as of December 31, 2019 or 2018.

Contingent Consideration for Business Combinations

The initial estimated fair value of approximately $1.0 million for the contingent consideration related to the 2018 business combinations for PPS Tech and PPS Northeast (see Note 4, Business Combinations, Asset Acquisitions, and Asset Contributions) were based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. At December 31, 2019 and 2018, the fair value of this contingent consideration was estimated to be an aggregate of approximately $0.4 million and $1.0 million, respectively. During the year ended December 31, 2019, the carrying values of these contingent consideration arrangements were reduced by approximately $0.6 million, and this amount is reported within SG&A expense on the Company's consolidated statement of operations. As of December 31, 2019, the Company has paid no amounts under either of these earnout arrangements.

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 in the fair value hierarchy for the years ended December 31, 2019, 2018, and 2017:

(in thousands)	Warrant Liability	Contingent Consideration

Balance at January1, 2017	$8,701	$—
Extinguishment of GS 1.8% warrant liability (Note 10)	(8,701)	—
GS 2.2% warrant liability (Note 10)	12,182	—
Adjustment to fair value included in earnings	591	—
Extinguishment of GS 2.2% warrant liability (Note 10)	(12,701)	—
Change in fair value of warrant liability	(72)	—
Earnout liabilities arising from business combinations (Note 4)	—	980
Balance at December 31, 2018	—	980
Adjustment to fair value included in earnings	—	(620)
Balance at December 31, 2019	$—	$360

There were no transfers among the fair value levels during the years ended December 31, 2019, 2018, and 2017.

Fair Value of Debt

The Company's outstanding debt obligations (see Note 10, Long-term Debt and Warrant Liability) are reflected in the consolidated balance sheets at carrying value since the Company did not elect to remeasure its debt obligations to fair value at the end of each reporting period. The carrying values of the Company's long-term debt approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates.

18.    SEGMENT INFORMATION

The Company has three reportable segments that are reviewed by the Company's chief operating decision maker ("CODM"), who is the Company's President, Chief Executive Officer and Chairman. The Consumer Payments operating segment is one reportable segment. The Commercial Payments and Institutional Services (aka Managed Services) operating segments are aggregated into one reportable segment, Commercial Payments. The Integrated Partners operating segment is one reportable segment.

Prior to second quarter of 2019, the Integrated Partners operating segment was aggregated with the Commercial Payments and Institutional Services operating segments and reported as one aggregated reportable segment, Commercial Payments. As of the second quarter of 2019, the Integrated Partners operating segment is no longer aggregated into the Commercial Payments operating segment. All comparative periods have been adjusted to reflect the current three reportable segments.
More information about our three reportable segments:

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

•
Integrated Partners - represents payment adjacent services that are provided primarily to the health care and residential real estate industries. Integrated Partners had no material operations prior to 2018.

Corporate includes costs of corporate functions and shared services not allocated to our reportable segments. For the year ended December 31, 2018, the Company adjusted its methodology of allocating certain corporate overhead costs to its reportable segments. The current and all prior periods presented herein have been adjusted to reflect the current allocation methodology.

Information on segments and reconciliations to consolidated revenues, consolidated income (loss) from operations, and consolidated depreciation and amortization are as follows for the years presented:

(in thousands)	Year Ended December 31,
	As recasted	As restated	As restated
	2019	2018	2017
Revenues:
Consumer Payments (a) (b)	$330,599	$347,013	$357,168
Commercial Payments (a)	25,980	27,056	24,999
Integrated Partners (a)	15,275	1,753	—
Consolidated revenues (a)	$371,854	$375,822	$382,167

Income (loss) from operations:
Consumer Payments (b)	$32,237	$47,002	$54,718
Commercial Payments	(891)	(952)	972
Integrated Partners	725	(1,969)	—
Corporate	(24,887)	(27,688)	(21,196)
Consolidated income from operations (b)	$7,184	$16,393	$34,494

Depreciation and amortization:
Consumer Payments	$32,842	$17,945	$13,336
Commercial Payments	323	557	451
Integrated Partners	4,398	145	—
Corporate	$1,529	$1,093	$887
Consolidated depreciation and amortization	$39,092	$19,740	$14,674

(a) Revenue for the years ended December 2019, 2018, and 2017 have been adjusted to reflect the full retrospective adoption of ASC 606, Revenues from Contracts with Customers, as presented in following table. See the section "Accounting Standards Adopted in 2019" in Note 1, Nature of Business and Accounting Policies, for additional information. However, the Integrated Partners reportable segment was not affected in 2018 by the retrospective adoption of ASC 606 and this reportable segment had no material operations prior to 2018.

(b) In addition to certain adjustments made to revenues noted above for the years ended December 31, 2019, 2018, and 2017 related to the full retrospective adoption of ASC 606, the results of operations for the Consumer Payments reportable segment and consolidated results of operations for the years ended December 31, 2018 and 2017 have been restated to correct certain errors, as presented in the following table. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

(in thousands)	For the Year Ended December 31, 2019
	As recasted	Effects of Adoption of ASC 606 - Note 1	Balances Before Adoption of ASC 606

Revenues by reportable segment:
Consumer Payments	$330,599	$(44,765)	$375,364
Commercial Payments	25,980	(2,395)	28,375
Integrated Partners	15,275	(13,542)	28,817
Consolidated revenues	$371,854	$(60,702)	$432,556

(in thousands)	Year Ended December 31, 2018
	As restated	Effect of Adoption of ASC 606 - Note 1	Corrections of Errors - Note 2	Balances Before Adoption of ASC 606 and Error Corrections

Revenues by reportable segment:
Consumer Payments	$347,013	$(47,502)	$(471)	$394,986
Commercial Payments	27,056	(620)	—	27,676
Integrated Partners	1,753	—	—	1,753
Consolidated revenues	$375,822	$(48,122)	$(471)	$424,415

Income from operations:
Consumer Payments	$47,002	—	$(3,526)	$50,528
Consolidated	$16,393	—	$(3,526)	$19,919

(in thousands)	Year Ended December 31, 2017
	As restated	Effect of Adoption of ASC 606 - Note 1	Corrections of Errors - Note 2	Balances Before Adoption of ASC 606 and Error Corrections

Revenues by reportable segment:
Consumer Payments	$357,168	$(47,011)	$3,859	$400,320
Commercial Payments	24,999	(300)	—	25,299
Consolidated revenues	$382,167	$(47,311)	$3,859	$425,619

Income from operations:
Consumer Payments	$54,718	—	$(755)	$55,473
Consolidated	$34,494	—	$(755)	$35,249

The Integrated Partners reportable segment had no material operations prior to 2018.

A reconciliation of total income from operations of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Year Ended December 31,
		As restated - Note 2	As restated - Note 2
	2019	2018	2017

Total income from operations of reportable segments	$32,071	$44,081	$55,690
Less Corporate	(24,887)	(27,688)	(21,196)
Less interest expense	(40,653)	(29,935)	(25,058)
Add (less) other, net	710	(6,784)	(5,597)
Income tax (expense) benefit	(830)	2,490	—
Net (loss) income	$(33,589)	$(17,836)	$3,839

The Company is not significantly reliant upon any single customer for the years ended December 31, 2019, 2018, or 2017. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. Some of these ISOs have merchant portability rights whereby the ISO can move certain merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. In the years ended December 31, 2019, 2018, and 2017, merchants referred by one ISO organizations with merchant portability rights generated approximately 18%, 14% and 10% of the Company's consolidated revenues.

Total assets, all located in the United States, by reportable segment reconciled to consolidated assets as of December 31, 2019 and 2018 were as follows:

(in thousands)	As of December 31,
		As restated - Note 2
	2019	2018

Consumer Payments	$274,136	$293,114
Commercial Payments	45,152	13,296
Integrated Partners	74,386	6,776
Corporate	70,831	66,110
Total consolidated assets	$464,505	$379,296

Assets in Corporate at December 31, 2019 and 2018 primarily represent internally-developed software and net deferred income tax assets. Substantially all assets related to business operations are assigned to one of the Company's three reportable segments even though some of those assets result in Corporate expenses.

19.     (LOSS) EARNINGS PER SHARE

As a result of the Recapitalization, the Company has retrospectively adjusted the weighted-average Class A units outstanding prior to July 25, 2018 by multiplying them by the exchange ratio used to determine the number of Class A common stock into which they converted.

The following tables set forth the computation of the Company's (loss) earnings per share:

(in thousands except per share amounts)	Year Ended December 31,
		As restated - Note 2	As restated - Note 2
	2019	2018	2017

Numerator:
Net (loss) income	$(33,589)	$(17,836)	$3,839
Less: Income allocated to participating securities	—	(45)	(236)
Net (loss) income available to common stockholders	$(33,589)	$(17,881)	$3,603

Denominator:
Weighted-average common shares outstanding - basic and diluted	67,086	61,607	67,144

Basic and diluted (loss) earnings per share	$(0.50)	$(0.29)	$0.05

Anti-dilutive securities that were excluded from EPS that could potentially be dilutive in future periods are as follows:

(in thousands)	As of December 31,
	2019	2018	2017

Stock options	1,711	2,091	—
Restricted stock awards	125	202	—
Earnout incentive awards subject to vesting	—	95	—
Warrants on common stock (see Note 14, Stockholders' Deficit Information)	3,556	5,731	3,402
Earnout incentive awards subject to issuance	—	9,705	—
Total	5,392	17,824	3,402

20.     SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The Company's consolidated financial statements for all annual reporting periods presented elsewhere in this Annual Report on Form 10-K reflect the full retrospective adoption of the new revenue accounting standard, ASC 606 (see Note 1, Nature of Business and Accounting Policies).

As an emerging growth company, the Company elected to take advantage of the extended transition provisions for the adoption of ASC 606. As a result, unaudited quarterly financial results previously reported by the Company in its Unaudited Condensed Consolidated Statements of Operations included in its Form 10-Q for each of the first three quarterly periods of 2019, and the applicable year-to-date reporting periods and comparative prior-period reporting periods presented in each of these Form 10-Q, were not required to reflect the adoption of ASC 606 and were therefore presented using a different basis of accounting than the basis used to prepare the consolidated financial statements for all annual reporting periods presented.

The following tables show a summary of the Company's quarterly financial information for each of: 1) the four quarters of 2019 as effected for the full retrospective adoption of ASC 606 (see the section "Accounting Principles Adopted in 2019" in Note 1, Nature of Business and Accounting Principles) and 2) the four quarters of 2018 for the full retrospective adoption of ASC 606 and the correction of errors (see Note 2, Restatement of Previously Issued Consolidated Financial Statements).

(in thousands, except per share amounts)	2019 - As recasted
	1Q	2Q	3Q	4Q	Year

Revenues prior to ASC 606	$99,977	$107,425	$109,954	$115,200	$432,556
Full retrospective adoption of ASC 606 (1)	(12,331)	(15,283)	(16,071)	(17,017)	(60,702)
Revenues, adjusted	$87,646	$92,142	$93,883	$98,183	$371,854

Operating expenses prior to ASC 606	$99,011	$104,989	$107,229	$114,143	$425,372
Full retrospective adoption of ASC 606 (1)	(12,331)	(15,283)	(16,071)	(17,017)	(60,702)
Operating expenses, adjusted	$86,680	$89,706	$91,158	$97,126	$364,670

Income from operations	$966	$2,436	$2,725	$1,057	$7,184
Interest expense	(9,363)	(10,776)	(10,463)	(10,051)	(40,653)
Other, net	227	138	158	187	710
Income tax (benefit) expense	(1,724)	5,928	(1,736)	(1,638)	830
Net loss	$(6,446)	$(14,130)	$(5,844)	$(7,169)	$(33,589)

Basic and diluted loss per common share (2)	$(0.10)	$(0.21)	$(0.09)	$(0.11)	$(0.50)

(in thousands, except per share amounts)	2018 - As restated
	1Q	2Q	3Q	4Q	Year

Revenues prior to ASC 606 and error corrections	$115,596	$104,762	$103,591	$100,466	$424,415
Full retrospective adoption of ASC 606 (1)	(12,635)	(11,956)	(11,925)	(11,606)	(48,122)
Errors corrections (3)	(89)	(115)	(125)	(142)	(471)
Revenues, restated	$102,872	$92,691	$91,541	$88,718	$375,822

Operating expenses prior to ASC 606 and error corrections	$107,718	$101,557	$100,031	$95,190	$404,496
Full retrospective adoption of ASC 606 (1)	(12,635)	(11,956)	(11,925)	(11,606)	(48,122)
Error corrections (3)	137	137	321	2,460	3,055
Operating expenses, restated	$95,220	$89,738	$88,427	$86,044	$359,429

Income from operations, restated	$7,652	$2,953	$3,114	$2,674	$16,393
Interest expense	(6,929)	(7,630)	(7,334)	(8,042)	(29,935)
Other, net	(4,126)	(1,203)	221	(1,676)	(6,784)
Income tax benefit, restated (3)	—	—	(1,098)	(1,392)	(2,490)
Net loss, restated	$(3,403)	$(5,880)	$(2,901)	$(5,652)	$(17,836)

Basic and diluted loss per common share, restated (2)	$(0.06)	$(0.10)	$(0.04)	$(0.08)	$(0.29)

(1) See Note 1, Nature of Business and Accounting Policies.

(2) May not be additive to the net loss per common share amounts for the year due to the calculation provision of ASC 260, Earnings Per Share.

(3) Affected the Company's Consumer Payments reportable segment. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, and Note 18, Segment Information.

21. SUBSEQUENT EVENTS

Amendments to Credit Agreements

On March 18, 2020, amendments were executed for the Senior Credit Agreement and the GS Credit Amendment. See Note 10, Long-Term Debt and Warrant Liability.

COVID-19 Pandemic (Coronavirus)

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the U.S., and efforts to contain the spread of this coronavirus intensified. In March 2020, the World Health Organization declared the COVID-19 virus outbreak a global pandemic. The outbreak and any preventative or protective actions that governments or others may take in respect of this coronavirus may result in global business disruptions, including for the Company's customers and business partners, and in a period of business disruption, reduced customer demand and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the Company's business, financial condition, results of operations, and cash flows, despite the fact that such impacts may not be felt for a significant period of time. Although the Company is diligently working to ensure that it can operate with minimal disruption, prepare to mitigate the impact of the outbreak on the Company's employees’ health and safety, and address potential business interruptions on the Company and its customers, the full extent to which the coronavirus could affect the global and U.S. economies and the Company will depend on future developments and factors that cannot be predicted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to our management, including our principal executive officer (CEO) and chief financial officer (CFO) and, as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2019 due to the material weaknesses in our internal control over financial reporting described in Report of Management on Internal Control Over Financial Reporting.

b)	Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

(i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of the Company's management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to lack of sufficient accounting and financial reporting resources, deficiencies in certain aspects of our financial statement review and close processes, and functional limitations of the accounting and financial reporting system. Specifically, the Company did not maintain adequate reconciliation processes and management oversight related to the accounting for certain settlement activities with the Company’s sponsor banks, merchants and ISOs and for the accounting for certain chargeback revenues and related costs in the correct accounting periods in accordance with U.S. GAAP. Also, certain accounting entries lacked sufficient supporting documentation and evidence of review. These control deficiencies resulted in misstatements to our annual or interim financial statements in reporting periods in 2018, 2017, and prior periods. These control deficiencies constitute material weaknesses and could result in a material misstatement in our annual or interim consolidated financial statements in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

(c) Remediation of Material Weakness

As a result of these weaknesses, in December 2018 the Company hired an experienced Chief Financial Officer with significant public accounting and reporting experience and throughout 2019 has hired additional accounting and finance staff with significant public accounting and reporting experience. We also engaged third party consultants to assist in the preparation of our financial statements and SEC disclosures.

Beginning in 2019, we also began to implement additional policies and procedures to enhance our internal controls with respect to timely reconciliations. As we continue to evaluate and improve our internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary, including improvements to, or replacement of the accounting and financial reporting system.

Management is committed to improving our internal control processes and meets with our Audit Committee on a regular basis to monitor the status of remediation activities. Management believes that, once fully completed, the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting.

d)  Attestation Report of Independent Registered Public Accounting Firm
Not applicable due to the Company’s status as an Emerging Growth Company and a non-accelerated filer.
e)  Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to 2017 and in connection with the identification of the material weakness described above, the Company has taken, or plans to take a number of remediation activities designed to remediate such material weakness, as described above.

ITEM 9B. OTHER INFORMATION

N/A

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2020 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

4.5 *	Description of Securities
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

10.3.1
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

10.3.2
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

10.3.3
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

10.3.4
Sixth Amendment to the Credit and Guaranty Agreement dated as of March 18, 2020 by and among Pipeline Cynergy Holdings LLC, Priority Institutional Partner Services LLC, Priority Payment Systems Holdings LLC, Priority Holdings LLC, the others Guarantors, and Truist Bank (successor by merger to SunTrust Bank), (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 23, 2020).

10.4
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

10.4.4
Consent and Sixth Amendment to Credit and Guaranty Agreement, dated as of March 18, 2020 by and among Priority Holdings LLC, the Guarantors, the Lenders and Goldman Sachs Specialty Group LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 23, 2020).

10.5 †
Director Agreement by and among Priority Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Payment Systems Holdings, LLC and Thomas C. Priore, dated May 21, 2014 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).

10.6 †
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

10.8 †
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

10.11 †
Executive Employment Agreement between Priority Technology Holdings, Inc. and Michael Vollkommer, dated December 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 26, 2018).

10.12 †
Restricted Stock Unit Award Agreement between Priority Technology Holdings, Inc. and Michael Vollkommer, dated December 20, 2018 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed March 29, 2019).

10.13 †	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed March 29, 2019).
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

March 30, 2020	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2020

/s/ Michael Vollkommer Michael Vollkommer	Chief Financial Officer (Principal Financial Officer)	March 30, 2020

/s/ Pamela Teft Pamela Teft	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2020

/s/ John Priore	Vice-Chairman	March 30, 2020
John Priore

/s/ Michael Passilla Michael Passilla	Director	March 30, 2020

/s/ William Gahan William Gahan	Director	March 30, 2020

/s/ Matthew Kearney Matthew Kearney	Director	March 30, 2020

/s/ Christina M. Favilla Christina M. Favilla	Director	March 30, 2020