Form 10-Q
period 2020-03-31
Priority Technology Holdings, Inc.
filed 2020-05-13
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

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

As of May 8, 2020, a total of 67,565,359 shares of common stock, par value $0.001 per share, were issued and 67,114,135 shares were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets
Unaudited

(in thousands)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$2,858	$3,234
Restricted cash	36,873	47,231
Accounts receivable, net of allowance for doubtful accounts of $989 and $803	37,362	37,993
Prepaid expenses and other current assets	3,445	3,897
Current portion of notes receivable	1,266	1,326
Settlement assets	456	533
Total current assets	82,260	94,214

Notes receivable, less current portion	5,382	4,395
Property, equipment, and software, net	24,060	23,518
Goodwill	109,515	109,515
Intangible assets, net	175,303	182,826
Deferred income taxes, net	50,890	49,657
Other non-current assets	509	380
Total assets	$447,919	$464,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$24,413	$26,965
Accrued residual commissions	18,326	19,315
Customer deposits and advance payments	3,281	4,928
Current portion of long-term debt	7,866	4,007
Settlement obligations	30,665	37,789
Total current liabilities	84,551	93,004

Long-term debt, net of current portion, discounts and debt issuance costs	483,319	485,578
Other non-current liabilities	6,269	6,612
Total long-term liabilities	489,588	492,190

Total liabilities	574,139	585,194

Commitments and Contingencies (Notes 10 and 11)

Stockholders' deficit:
Preferred stock	—	—
Common stock	68	68
Additional paid-in capital	3,989	3,651
Treasury stock, 451,224 common shares, at cost	(2,388)	(2,388)
Accumulated deficit	(133,543)	(127,674)
Total Priority Technology Holdings, Inc. stockholders' deficit	(131,874)	(126,343)
Non-controlling interest in a subsidiary	5,654	5,654
Total stockholders' deficit	(126,220)	(120,689)

Total liabilities and stockholders' deficit	$447,919	$464,505

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Three Months Ended March 31,
	2020	2019

REVENUES	$96,933	$87,646

OPERATING EXPENSES:
Costs of services	66,364	60,106
Salary and employee benefits	10,129	10,899
Depreciation and amortization	10,272	8,925
Selling, general and administrative	6,609	6,750
Total operating expenses	93,374	86,680

Income from operations	3,559	966

OTHER INCOME (EXPENSES):
Interest expense	(10,315)	(9,363)
Other (expense) income, net	(346)	227
Total other expenses, net	(10,661)	(9,136)

Loss before income taxes	(7,102)	(8,170)

Income tax benefit	(1,233)	(1,724)

Net loss	$(5,869)	$(6,446)

Loss per common share:
Basic and diluted	$(0.09)	$(0.10)

Weighted-average common shares outstanding:
Basic and diluted	67,061	67,164

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,869)	$(6,446)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	10,272	8,925
Stock-based compensation	338	1,160
Amortization of debt issuance costs and discounts	460	405
Deferred income tax benefit	(1,699)	(1,621)
Change in allowance for deferred tax assets	466	—
Payment-in-kind interest	1,391	1,210
Other non-cash items	208	(168)
Change in operating assets and liabilities:
Accounts receivable	631	(2,252)
Settlement assets and obligations, net	(7,047)	2,285
Prepaid expenses and other current assets	390	(752)
Notes receivable	(927)	(324)
Accounts payable and other accrued liabilities	(3,541)	(4,089)
Customer deposits and advance payments	(1,647)	455
Other assets and liabilities	(680)	(28)
Net cash used in operating activities	(7,254)	(1,240)

Cash flows from investing activities:
Additions to property, equipment and software	(2,281)	(2,382)
Acquisitions of intangible assets	(948)	(79,612)
Other investing activity	—	(184)
Net cash used in investing activities	(3,229)	(82,178)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	69,650
Repayment of long-term debt	(1,002)	(823)
Debt modification costs	(2,749)	—
Borrowings under revolving credit facility	3,500	10,000
Net cash (used in) provided by financing activities	(251)	78,827

Net change in cash and restricted cash:
Net decrease in cash and restricted cash	(10,734)	(4,591)
Cash and restricted cash at beginning of year	50,465	33,831
Cash and restricted cash at March 31	$39,731	$29,240

Supplemental cash flow information:
Cash paid for interest	$8,186	$7,126

Non-cash investing and financing activities:
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$—	$5,654

Reconciliation of cash and restricted cash:
Cash	$2,858	$9,091
Restricted cash	36,873	20,149
Total cash and restricted cash	$39,731	$29,240
See Notes to Unaudited Condensed Consolidated Financial Statements

PRIORITY TECHNOLOGY HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation, and Presentation

Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," "PRTH," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is provider of merchant acquiring, integrated payment software and commercial payment solutions.

The Company operates on a calendar year ending each December 31 and on four calendar quarters ending on March 31, June 30, September 30, and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

These unaudited condensed consolidated financial statements include the accounts of the Company including those of its majority-owned subsidiaries, and all material intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict at this time, and the ultimate effect could result in future charges related to the recoverability of assets, including financial assets, long-lived assets, goodwill, and other losses.

Status as an Emerging Growth Company

The Company remains an "emerging growth company" (EGC), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenue for any fiscal year exceed $1.07 billion, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Additionally, as a smaller reporting company ("SRC") as defined by the SEC, the Company has the option to adopt certain new or revised accounting standards on a permitted delayed basis that is not available to other public companies not meeting the definition of a SRC. Therefore, the Company's financial statements may not be comparable to other public companies.

Comprehensive Income (Loss)

For the three-month periods ended March 31, 2020 and 2019, the Company had no activities to report as components of other comprehensive income (loss). Therefore, no separate Statement of Comprehensive Income (Loss) was prepared for any reporting period as the Company's net loss from continuing operations comprises all of its comprehensive loss.

Comparability of Reporting Periods

Certain prior period amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, with no net effect on income from operations, loss before income taxes, net loss, stockholders' deficit, or cash flows from operations, investing, or financing activities for any period presented.

The Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, for the 2019 annual reporting period included in its Annual Report on Form 10-K for the year ended December 31, 2019 using the full retrospective transition method. Accordingly, the unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 presented herein has been recasted to retroactively reflect the provisions of ASC 606. The adoption of ASC 606 had no net effect on the Company's income from operations, loss before income taxes, net loss, consolidated balance sheet, or cash flows from operations, investing, or financing activities.

Accounting Policies and New Accounting Standards Adopted

There have been no material changes to the Company's accounting policies as described in its most recent Annual Report on Form 10-K for the year ended December 31, 2019. The Company did not adopt any new accounting standards during the three months ended March 31, 2020, except for ASU 2018-13, as described below.

Disclosures for Fair Value Measurements (ASU 2018-13)

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 eliminated, added, and modified certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Certain amendments must be applied prospectively while others are applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of this ASU had no effect on the Company's financial position, results of operations or cash flows. Note 14, Fair Value, reflects the disclosure provisions of ASU 2018-13.

Recently Issued Accounting Standards Not Yet Adopted

The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities:

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contact at the modification date or reassess a previous accounting determination. ASU 2020-04 can be adopted at any time before December 31, 2022. The provisions of ASU 2020-04 may impact the Company if future debt modifications or refinancings utilize one or more of the reference rates covered by the provisions of this ASU.

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases, and supplemented by subsequent ASUs. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company's annual reporting period beginning in 2021 and interim reporting periods beginning first quarter of 2022. The FASB has recently proposed delaying the effective date of ASC 842 for certain entities. If the proposal becomes effective, the Company will be required to adopt ASC 842 for interim and annual periods beginning January 1, 2022 based on the current expectation for the expiration of the Company's EGC status. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but it is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

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

Share-Based Payments to Customers (ASU 2019-08)

In November 2019, the FASB issued ASU 2019-08, Stock Compensation and Revenue from Contracts with Customers ("ASU 2019-08"). ASU 2019-08 will apply to share-based payments granted in conjunction with the sale of goods and services to a customer that are not in exchange for a distinct good or service. Entities will apply ASC 718 to measure and classify share-based sales incentives, and reflect the measurement of such incentives, as a reduction of the transaction price and also recognize such incentives in accordance with the guidance in ASC 606 on consideration payable to a customer. Entities that receive distinct goods or services from a customer will account for the share-based payment in the same manner as they account for other purchases from suppliers (i.e., by applying the guidance in ASC 718). Any excess of the fair-value-based measure of the share-based payment award over the fair value of the distinct goods or services received will be reflected as a reduction to the transaction price and recognized in accordance with the guidance in ASC 606 on consideration payable to a customer. ASU 2019-08 is effective for the Company at the same time it adopts ASU 2018-07, which is annual reporting periods beginning in 2020 and interim periods within annual periods beginning first quarter 2021. The Company is evaluating the impact this ASU will have on its consolidated financial statements, and such impact will be dependent on any share-based payments issued to customers.

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

2.    REVENUES

For all periods presented, substantially all of the Company’s revenues from services were recognized over time. Revenues and commissions earned from the sales of payment equipment were typically recognized at a point in time.

The following table presents a disaggregation of the Company's consolidated revenues by type, and the relationships to the Company's reportable segments, for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31,
	2020	2019

Revenue Type

Merchant card fees	$89,086	$79,594
Outsourced services	5,662	5,977
Other services	1,129	1,433
Equipment	1,056	642
Total revenues	$96,933	$87,646

The Company's revenues by type are earned in the Company's reportable segments as follows: merchant card fees primarily in Consumer Payments; outsourced services revenues primarily in Commercial Payments; other services revenues in Commercial Payments and Integrated Partners; and equipment revenues in Consumer Payments.

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

Supplemental balance sheet information related to contracts from customers as of March 31, 2020 and December 31, 2019 was as follows:

(in thousands)	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019

Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,682	$1,912

The balance for the contract liabilities was approximately $1,738,000 and $1,776,000 at March 31, 2019 and January 1, 2019, respectively. Substantially all of these balances are recognized as revenue within twelve months. The changes in the balances during the three months ended March 31, 2020 and 2019 were due to the timing of advance payments received from the customer.

Net contract assets were not material for any period presented.

Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months ended March 31, 2020 and 2019.

3.    ASSET ACQUISITIONS

YapStone

In March 2019, the Company, through one of its subsidiaries, Priority Real Estate Technology, LLC ("PRET"), acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone, Inc. ("YapStone") under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest in PRET. The fair value of the non-controlling interest was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from a draw down of the Senior Credit Facility on a delayed basis as provided for and pursuant to the third amendment thereto executed in December 2018. During the three months ended March 31, 2020 and 2019, no earnings of PRET were allocated to the non-controlling interest pursuant to the profit-sharing agreement between the Company and the non-controlling interest.

See Note 10, Commitments and Contingencies, for information about merchant portfolios acquired in 2019 that included contingent purchase prices.

See Note 11, Related Party Transactions, for information about assets contributed to the Company during the first quarter of 2019 that involved a contingent purchase price.

4.    SETTLEMENT ASSETS AND OBLIGATIONS

Consumer Payments Segment

In the Company’s Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of a member bank until the merchant is funded. The Company has agreements with member banks which allow the Company to route transactions under the member bank's control to clear transactions through the card networks. Timing differences, interchange fees, merchant reserves and exception items cause differences between the amounts received from the card networks and the amounts funded to the merchants. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company’s consolidated balance sheets. Member banks held merchant funds of approximately $71.7 million and $79.8 million at March 31, 2020 and December 31, 2019, respectively.

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
The Company's settlement assets and obligations at March 31, 2020 and December 31, 2019 were as follows:

(in thousands)	As of
	March 31, 2020	December 31, 2019
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$195	$446
Card settlements due from processors	261	87
Total settlement assets	$456	$533

Settlement Obligations:
Card settlements due to merchants	$22	$44
Due to ACH payees (1)	30,643	37,745
Total settlement obligations	$30,665	$37,789

(1) Amounts due to ACH payees are held by the Company in restricted cash.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill was allocated to two of the Company's reportable segments as follows:

(in thousands)	March 31, 2020	December 31, 2019
Consumer Payments	$106,832	$106,832
Integrated Partners	2,683	2,683
	$109,515	$109,515

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2020.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit may be below its carrying value. The Company expects to perform its next annual goodwill impairment test as of November 30, 2020 using market data and discounted cash flow analysis. The Company concluded there was no impairment as of March 31, 2020 or December 31, 2019. As such, there was no accumulated impairment loss as of March 31, 2020 and December 31, 2019.

The Company's intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, non-compete agreements, and residual buyouts. As of March 31, 2020 and December 31, 2019, intangible assets consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Other intangible assets:
Merchant portfolios	$115,502	$114,554
Customer relationships	40,740	40,740
Residual buyouts	112,731	112,731
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Technology	15,390	15,390
ISO relationships	15,200	15,200
Total gross carrying value	305,823	304,875
Less accumulated amortization:
Merchant portfolios	(16,107)	(12,655)
Customer relationships	(26,818)	(25,836)
Residual buyouts	(62,895)	(59,796)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,331)	(1,273)
Technology	(13,387)	(12,758)
ISO relationships	(6,592)	(6,341)
Total accumulated amortization	(130,520)	(122,049)

Net carrying value	$175,303	$182,826

See Note 10, Commitments and Contingencies, for information about a merchant portfolio with a contingent purchase price.

Amortization expense for finite-lived intangible assets was approximately $8.5 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. The Company concluded there were no impairments as of March 31, 2020 or December 31, 2019. As such, there was no accumulated impairment loss as of March 31, 2020 and December 31, 2019.

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

A summary of property, equipment, and software as of March 31, 2020 and December 31, 2019 follows:

(in thousands)	March 31, 2020	December 31, 2019	Useful Life

Furniture and fixtures	$2,808	$2,787	2-7 years
Equipment	10,225	10,101	3-7 years
Computer software	39,553	37,440	3-5 years
Leasehold improvements	6,390	6,367	5-10 years
	58,976	56,695
Less accumulated depreciation	(34,916)	(33,177)
Property, equipment, and software, net	$24,060	$23,518

Depreciation expense for property, equipment, and software totaled $1.8 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.

Purchases of property, equipment and software accrued in accounts payable were not material for any period presented.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either March 31, 2020 or December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019

Accounts payable	$7,375	$6,968
Accrued network fees	$6,779	$6,950

8.    DEBT OBLIGATIONS

Outstanding debt obligations as of March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019

Senior Credit Agreement - Bears interest at LIBOR plus 6.5% and 5.0% at March 31, 2020 and December 31, 2019, respectively (rate of 8.11% at March 31, 2020 and 6.71% at December 31, 2019):
Term facility - Matures January 3, 2023	$387,836	$388,837
Revolving credit facility - $25.0 million line, matures January 22, 2022	15,000	11,500
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus an applicable margin (rate of 12.5% and 10.5% at March 31, 2020 and December 31, 2019, respectively)	96,533	95,142
Total debt obligations	499,369	495,479
Less: current portion of long-term debt	(7,866)	(4,007)
Less: unamortized debt discounts and deferred financing costs	(8,184)	(5,894)
Long-term debt, net	$483,319	$485,578

Substantially all of the Company's assets are pledged as collateral under the credit agreements. The Company's parent entity, Priority Technology Holdings, Inc., is neither a borrower nor a guarantor of the credit agreements. The Company's subsidiaries that are borrowers or guarantors under the credit agreements are referred to as the "Borrowers."

Amendments in First Quarter 2020

On March 18, 2020, the Borrowers entered into an amendment to the Senior Credit Agreement with an existing syndicate of lenders (the "Senior Credit Agreement") and into a related amendment to the existing credit agreement with Goldman Sachs Specialty Lending, LLC (the "GS Credit Agreement"). Both amendments were accounted for as debt modifications under GAAP. Together, these amendments are referred to as the "Sixth Amendment."

Under the Sixth Amendment, the outstanding balances under the term loan facilities of the Senior Credit Agreement and the GS Credit Agreement term loan were not changed. Additionally, the Senior Credit Agreement continues to provide a $25.0 million revolving credit facility, which includes accommodation for any outstanding letters of credit and a $5.0 million swing line facility. At March 31, 2020 and December 31, 2019, approximately $10.0 million and $13.5 million, respectively, was available under the revolving credit facility. Undrawn commitments for letters of credit under the revolving credit facility were not material at March 31, 2020 and December 31, 2019.

Senior Credit Agreement

Outstanding borrowings under the term loan facility of the Senior Credit Agreement accrue interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per annum, as provided in the amended credit agreement. Accrued interest is payable quarterly. The revolving credit facility incurs a commitment fee on any undrawn amount of the $25.0 million credit line, which equates to 0.50% per annum for the unused portion.

GS Credit Agreement

Outstanding borrowings under the GS Credit Agreement accrue interest at 5.0%, plus an applicable margin, or percentage per annum, as indicated in the amended credit agreement. Accrued interest is payable quarterly at 5.0% per annum, and the accrued interest attributable to the applicable margin is capitalized as payment-in-kind ("PIK") interest each quarter.

Potential Changes in Future Applicable Interest Rate Margins

Under the terms of the Senior Credit Agreement and the GS Credit Agreement, the future applicable interest rate margins may vary based on the Borrowers' future Total Net Leverage Ratio (as defined) in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowings. Additionally, the future interest rate margins will increase 1.0% if the Borrowers do not make a permitted accelerated principal payment of at least $100 million under the term loan facility of the Senior Credit Agreement on or before June 16, 2020, with additional 50 basis-point increases in the applicable margins every successive 30 days through October 14, 2020 if the permitted accelerated principal payment of at least $100 million does not occur, up to a total interest rate margin increase of 3.0%. Any increase in the interest rate margin will not be applicable at any time after the Borrowers have made the accelerated payment of at least $100 million, other than with proceeds of indebtedness. Should these increases in the applicable interest rate margins occur, all or a portion of such additional interest rates, at the option of the Borrowers, may be payable in kind. The Company is pursuing the ability to make the accelerated payment by raising cash through various means.

The Senior Credit Agreement and the GS Credit Agreement also have incremental margins that would apply to the future applicable interest rates if the Borrowers are deemed to be in violation of the terms of the credit agreement.

Contractual Maturities

Based on terms and conditions existing at March 31, 2020, future minimum principal payments for long-term debt are as follows:

(in thousands)	Principal Due
	Senior Credit Agreement		GS Credit Agreement	Total
Twelve-month period ending March 31,	Term	Revolver	Term

2021 (current)	$7,866	$—	$—	$7,866
2022	24,302	15,000	—	39,302
2023	355,668	—	—	355,668
2024	—	—	96,533	96,533
Total	$387,836	$15,000	$96,533	$499,369

Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayments were due for the year ended December 31, 2019.
Under the Senior Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1% penalty for certain prepayments. Under the GS Credit Agreement, prepayment of outstanding principal is subject to a 4.0% penalty for certain prepayments occurring prior to March 18, 2021 and 2.0% for certain prepayments occurring between March 18, 2021 and March 18, 2022. Such penalties will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.

Interest Expense, Deferred Financing Costs, and Debt Discounts
The principal amount borrowed and still outstanding under the GS Credit Agreement was $80.0 million. Included in the outstanding principal balance at March 31, 2020 and December 31, 2019 was accumulated PIK interest of approximately $16.5 million and $15.1 million, respectively. For the three months ended March 31, 2020 and March 31, 2019, PIK interest under the GS Credit Agreement added $1.4 million and $1.2 million, respectively, to the principal amount of the subordinated debt.

For the three months ended March 31, 2020 and 2019, interest expense, including fees for undrawn amounts under the revolving credit facility and amortization of deferred financing costs and debt discounts, was $10.3 million and $9.4 million, respectively.

Interest expense for the three months ended March 31, 2019 also included a $0.4 million fee for the $70.0 million delayed principal draw under December 2018 amendment to the Senior Credit Agreement, which occurred during the first quarter of 2019.

For the Sixth Amendment, approximately $2.7 million of lender fees were capitalized and, along with existing unamortized loan costs and discount of approximately $5.6 million, continue to be amortized as a component of interest expense on the Company's statements of operations. Interest expense related to amortization of deferred financing costs and debt discounts was approximately $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. As a result of the Sixth Amendment, the effective interest rates, which includes the amortization of capitalized deferred financing costs and debt discounts, are 8.87% and 12.91% for the term debt under the Senior Credit Agreement and the GS Credit Agreement, respectively, and are subject to future changes in the applicable interest rate margins as previously described. Approximately $0.4 million of third-party costs were expensed in connection with the Sixth Amendment.

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

The Company is also required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the credit agreements as the ratio of consolidated total debt of the Borrowers to the Company's consolidated adjusted EBITDA (as defined in the Senior Credit Agreement and GS Credit Agreement). The maximum permitted Total Net Leverage Ratio was 8.00:1.00 at March 31, 2020. As of March 31, 2020, the Company remained in compliance with the covenants.

9.    INCOME TAXES

Income Tax Benefit

The Company's benefit for federal and state income taxes was as follows:

(in thousands)	Three Months Ended
	March 31,
	2020	2019

Current income tax benefit	$—	$(103)
Deferred income tax benefit	(1,699)	(1,621)
Provision for DTA valuation allowance	2,006	—
Adjustment for DTA valuation allowance - discrete item	(1,540)	—
Total income tax benefit	$(1,233)	$(1,724)

DTA = Deferred income tax asset

The Company's effective income tax rate for the three months ended March 31, 2020 and 2019 was 17.4% and 21.1%, respectively.

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
Among other provisions, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 163(j) to create limitations on the deductibility of business interest expense. Section 163(j) limits the business interest deduction to 30% of adjusted taxable income (ATI). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization (EBITDA). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes (EBIT), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020.
With respect to recording a deferred tax benefit for the carryforward of business interest expense, the Company is required to apply the "more likely than not" threshold for assessing recoverability.  Based on management’s assessment, the Company recorded an increase in the valuation allowance in the three months ended March 31, 2020 of $0.5 million for the business interest expense carryover comprised of (i) a discrete valuation allowance benefit of $1.5 million associated with the 2019 business interest deferred tax asset as a result of the CARES Act and (ii) a provision for the valuation allowance of $2.0 million associated with the 2020 excess business interest.

The provisions for and adjustments to the valuation allowance are a component of income tax expense (benefit) in the Company's unaudited condensed consolidated statements of operations.

The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis and, as a result, the valuation allowance may change in future periods.

Uncertain Tax Positions
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of March 31, 2020, the net amount of our unrecognized tax benefits was not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2016 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2015 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

10.    COMMITMENTS AND CONTINGENCIES

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payments transactions. Some of these agreements have minimum annual requirements for processing volumes. As of March 31, 2020, the Company is committed to pay minimum processing fees under these agreements of approximately $14.0 million through the end of 2021.

Commitment to Lend

See Note 11, Related Party Transactions, for information on a loan commitment extended by the Company to another entity.

Contingent Consideration for Asset Acquisitions

Under GAAP that applies to asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.

During the year ended December 31, 2019, the Company simultaneously entered into two agreements with another entity.  These two related agreements 1) transfer to the Company certain perpetual rights to a merchant portfolio and 2) form a 5-year reseller arrangement whereby the Company will offer and sell to its customer base certain on-line services to be fulfilled by the other entity.  No cash consideration was paid to, or received from, the other entity at execution of either agreement.  Subsequent cash payments from the Company to the other entity for the merchant portfolio rights are determined based on a combination of both: 1) the actual financial performance of the acquired merchant portfolio rights and 2) actual sales and variable wholesale costs for the on-line services sold by the Company under the reseller arrangement.  Amounts subsequently paid to the other entity are accounted for as either 1) standard costs of the services sold by the Company under the 5-year reseller agreement or 2) consideration for the merchant portfolio rights. Amounts paid that are accounted for as consideration for the merchant portfolio rights are capitalized and amortized over the estimated useful life of the merchant portfolio rights.  As of March 31, 2020 and December 31, 2019, approximately $2.1 million and $1.1 million, respectively, was capitalized as cost for the merchant portfolio. The capitalized cost, which is in our Consumer Payments reportable segment, is being amortized using an accelerated method. At this time, the Company cannot reasonably estimate the allocation of future cash payments. However, under the two contracts the Company does not anticipate any net losses.

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This acquisition became part of the Company's Consumer Payments reportable segment. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The purchase price may be subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. Additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The Company estimates that $2.1 million of the contingent consideration is owed to the seller at March 31, 2020.

Contingent Consideration for Business Combinations

See Note 14, Fair Value, for information about contingent consideration related to 2018 business acquisitions.

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

Concentration of Risks

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

11.    RELATED PARTY TRANSACTIONS

Commitment to Lend and Warrant to Acquire
On May 22, 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company has loaned the entity a total of $3.5 million at March 31, 2020 and December 31, 2019, with a commitment to loan up to a total of $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company recognized interest income of $0.1 million during the three months ended March 31, 2020. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or as of any subsequent reporting period.
Contributions of Assets and Contingent Payment
In February 2019, a subsidiary of the Company, Priority Hospitality Technology, LLC ("PHOT"), received a contribution of substantially all of the operating assets of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80.0% owned by the Company's Chairman and Chief Executive Officer. No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable preferred equity interests in PHOT. Under these redeemable preferred equity interests, the contributors are eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per annum) on any of the $4.5 million amount that has not been distributed to them. The Company's Chairman and Chief Executive Officer owns 83.3% of the redeemable preferred equity interests in PHOT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the redeemable preferred equity interests, the redeemable preferred equity interests will cease to exist. The Company determined that the contributor's carrying value of the eTab net assets (as a common control transaction under GAAP) was not material. Under the guidance for a common control transaction, the contribution of the eTab net assets did not result in a change of entity or the receipt of a business, therefore the Company's financial statements for prior periods have not been adjusted to reflect the historical results attributable to the eTab net assets. Additionally, no material amount was estimated for the fair value of the contributed Cumulus net assets. PHOT is a part of the Company's Integrated Partners reportable segment.

Pursuant to the limited liability company agreement of PHOT, any material future earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests will be reported by the Company as a form of non-controlling interests classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes, if material, in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the non-controlling interests in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) through March 31, 2020, and therefore no recognition of the NCI has been reflected in the Company's unaudited condensed consolidated financial statements.

Equity-Method Investment

During the three months ended March 31, 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of Other (expense) income, net on the Company's unaudited condensed consolidated statement of operations. The Company's share of this entity's income or loss was not material for any reporting period presented.

12.    RECONCILIATION OF STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTEREST

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2020 and December 31, 2019, the Company has not issued any shares of preferred stock.
The following tables provide a reconciliation of the beginning and ending carrying amounts for the periods presented for the components of the deficit attributable to stockholders of the Company and equity attributable to non-controlling interest:

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	Non-Controlling Interest (c)
	Preferred Stock		Common Stock		Treasury Stock (a)
	Shares	Amount	Shares	Amount	Shares	Amount

January 1, 2020	—	$—	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654
Stock-based compensation	—	—	—	—	—	—	338	—	338	—
Net loss	—	—	—	—	—	—	—	(5,869)	(5,869)	—
March 31, 2020	—	$—	67,061	$68	451	$(2,388)	$3,989	$(133,543)	$(131,874)	$5,654

January 1, 2019	—	$—	67,038	$67	—	$—	$—	$(94,085)	$(94,018)	$—
Stock-based compensation	—	—	—	—	—	—	1,160	—	1,160	—
Warrant redemptions (b)	—	—	420	(b)	—	—	(b)	—	—	—
Net loss	—	—	—	—	—	—	—	(6,446)	(6,446)	—
Issuance of non-controlling interest (c)	—	—	—	—	—	—	—	—	—	5,654
March 31, 2019	—	$—	67,458	$67	—	$—	$1,160	$(100,531)	$(99,304)	$5,654

(a) At cost

(b) Par value of the common shares issued in connection with the warrant exchange rounds to less than one thousand dollars. In August 2018, the Company was informed by Nasdaq that it intended to delist the Company's outstanding warrants and units due to an insufficient number of round lot holders for the public warrants. The Company subsequently filed a Registration Statement on Form S-4 with the SEC for the purpose of offering holders of the Company's outstanding 5,310,109 public warrants and 421,107 private warrants the opportunity to exchange each warrant for 0.192 shares of the Company's common stock. The exchange offer expired in February 2019 resulting in a portion of the warrants being tendered in exchange for approximately 420,000 shares of the Company's common stock plus cash in lieu of fractional shares. Nasdaq proceeded to delist the remaining outstanding warrants and units, which were comprised of one share of common stock and one warrant, from The Nasdaq Global Market at the open of business on March 6, 2019. The delisting of the remaining outstanding warrants and units had no impact on the Company's financial statements.

(c) Related to the acquisition of certain assets from YapStone, Inc. See Note 3, Asset Acquisitions. During the three months ended March 31, 2020 and 2019, no earnings or losses were attributable to the non-controlling interest.

13.    STOCK-BASED COMPENSATION PLANS

Stock-based compensation expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The Company recognizes the effects of forfeitures on compensation expense as the forfeitures occur. Expense recognized by plan was as follows:

(in thousands)	Three Months Ended March 31,
	2020	2019

2018 Equity Incentive Plan	$338	$924
2014 Management Incentive Plan	—	236
Total	$338	$1,160

Income tax benefit for stock-based compensation was not material for the three months ended March 31, 2020 and 2019.

14.    FAIR VALUE

Fair Value Measurements

The estimated fair value of remaining contingent consideration related to the Priority Payment Systems Tech Partners ("PPS Tech") and Priority Payment Systems Northeast ("PPS Northeast") business combinations were each based on a weighted payout probability for the contingent consideration at the original measurement date and each subsequent remeasurement date, which fall within Level 3 on the fair value hierarchy since these recurring fair value measurements are based on significant unobservable inputs. Both of these business combinations consummated during the third quarter of 2018. For PPS Tech and PPS Northeast, the probabilities used to estimate the payout probability of the contingent considerations ranged between 15% and 35% and between 5% and 80%, respectively. For PPS Tech and PPS Northeast, the estimated weighted average probability for payment of the contingent consideration was 21% and 70%, respectively, at March 31, 2020 and December 31, 2019, and 26% and 70%, respectively, at March 31, 2019. These weighted average probabilities are based on present value of estimated projections for financial metrics for the remaining earnout periods.

At March 31, 2020, the remaining maximum amounts of contingent consideration for the PPS Tech and the PPS Northeast business combinations were $500,000 and $250,000, respectively, and the measured fair values were $170,000 and $190,000, respectively. These fair value amounts did not change during the three months ended March 31, 2020 and 2019.

There were no transfers among the fair value levels during the three months ended March 31, 2020 and March 31, 2019. There were no unrealized gains or losses included in other comprehensive income for any reporting period, therefore there were no changes in unrealized gains and losses for any reporting period included in other comprehensive income for recurring Level 3 fair value measurements.

Fair Value Disclosures

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company believes that all of its notes receivable are collectible. The fair value of the Company's notes receivable at March 31, 2020 and December 31, 2019 was approximately $6.6 million and $5.7 million, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations

The Borrower's outstanding debt obligations (see Note 8, Debt Obligations) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term loan facility under the Borrowers' Senior Credit Agreement at March 31, 2020 was approximately $327.7 million. The fair value of these notes with a notional value and carrying value (gross of deferred costs and discounts) of $387.8 million was estimated using binding and non-binding quoted prices in an active secondary market, which considers the Borrowers' credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the Borrowers' other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of an active market for these notes.

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

Information on reportable segments and reconciliations to consolidated revenue, consolidated income from operations, and consolidated depreciation and amortization are as follows for the periods presented:

(in thousands)	Three Months Ended March 31,
	2020	2019
Revenue:
Consumer Payments	$86,031	$79,009
Commercial Payments	6,368	6,658
Integrated Partners	4,534	1,979
Consolidated Revenue	$96,933	$87,646

Income (loss) from operations:
Consumer Payments	$7,152	$7,719
Commercial Payments	764	(451)
Integrated Partners	368	(233)
Corporate	(4,725)	(6,069)
Consolidated income from operations	$3,559	$966

Depreciation and amortization:
Consumer Payments	$8,583	$7,808
Commercial Payments	76	98
Integrated Partners	1,311	691
Corporate	302	328
Consolidated depreciation and amortization	$10,272	$8,925

A reconciliation of total income from operations of reportable segments to the Company's net loss is provided in the following table:

(in thousands)	Three Months Ended
	March 31,
	2020	2019

Total income from operations of reportable segments	$8,284	$7,035
Corporate	(4,725)	(6,069)
Interest expense	(10,315)	(9,363)
(Less) plus other, net	(346)	227
Income tax benefit	1,233	1,724
Net loss	$(5,869)	$(6,446)

Substantially all revenue is generated in the United States.

For the three months ended March 31, 2020 and 2019, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down"

period. For the three months ended March 31, 2020 and 2019, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 20% and 18%, respectively, of the Company's consolidated revenues.

16.     LOSS PER COMMON SHARE

The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Three Months Ended March 31,
(in thousands except per share amounts)	2020	2019

Basic and Diluted Loss Per Common Share:
Numerator:
Net loss	$(5,869)	$(6,446)
Less: Income (loss) attributable to non-controlling interests	—	—
Net loss attributable to common stockholders	$(5,869)	$(6,446)

Denominator:
Weighted-average shares outstanding	67,061	67,164

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.10)

Potentially anti-dilutive securities that were excluded from earnings per share for the three months ended March 31, 2020 and 2019 that could be dilutive in future periods were as follows:

(in thousands)	Common Stock Equivalents
	March 31, 2020	March 31, 2019

Outstanding warrants on common stock	3,556	3,556
Restricted stock unit awards granted under the 2018 Equity Incentive Plan	395	238
Outstanding stock option awards granted under the 2018 Equity Incentive Plan	1,644	2,047
Restricted stock units granted under the Earnout Incentive Plan	—	95
Total	5,595	5,936

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2019, 2018 and 2017 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020 (the "Annual Report").

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward- looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	competition in the payment processing industry;

•	the use of distribution partners;

•	any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise;

•	any breakdowns in our processing systems;

•	government regulation, including regulation of consumer information;

•	the use of third-party vendors;

•	any changes in card association and debit network fees or products;

•	any failure to comply with the rules established by payment networks or standards established by third-party processor;

•	any proposed acquisitions or any risks associated with completed acquisitions; and

•	other risks and uncertainties set forth in the "Item 1A - Risk Factors" included in this Quarterly Report or our Annual Report.

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

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results of operations for the three months ended March 31, 2020 (or first quarter 2020) compared to the three months ended March 31, 2019 (or first quarter 2019). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our latest Annual Report on Form 10-K.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

(dollars in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change

REVENUES	$96,933	$87,646	$9,287	10.6%

OPERATING EXPENSES:
Costs of services	66,364	60,106	6,258	10.4%
Salary and employee benefits	10,129	10,899	(770)	(7.1)%
Depreciation and amortization	10,272	8,925	1,347	15.1%
Selling, general and administrative	6,609	6,750	(141)	(2.1)%
Total operating expenses	93,374	86,680	6,694	7.7%

Income from operations	3,559	966	2,593	268.4%

OTHER INCOME (EXPENSES):
Interest expense	(10,315)	(9,363)	(952)	10.2%
Other (expense) income, net	(346)	227	(573)	(252.4)%
Total other expenses, net	(10,661)	(9,136)	(1,525)	16.7%

Loss before income taxes	(7,102)	(8,170)	1,068	(13.1)%

Income tax expense benefit	(1,233)	(1,724)	491	(28.5)%

Net loss	$(5,869)	$(6,446)	$577	(9.0)%

The following table shows our reportable segments' financial performance data and selected performance measures for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	% Change

Consumer Payments:
Revenue	$86,031	$79,009	$7,022	8.9%
Operating expenses	78,879	71,290	7,589	10.6%
Income from operations	$7,152	$7,719	$(567)	(7.3)%
Operating margin	8.3%	9.8%
Depreciation and amortization	$8,583	$7,808	$775	9.9%

Key Indicators:
Merchant bankcard processing dollar value	$10,386,748	$10,210,755	$175,993	1.7%
Merchant bankcard transaction volume	119,431	120,884	(1,453)	(1.2)%

Commercial Payments:
Revenue	$6,368	$6,658	$(290)	(4.4)%
Operating expenses	5,604	7,109	(1,505)	(21.2)%
Income (loss) from operations	$764	$(451)	$1,215	(269.4)%
Operating margin	12.0%	(6.8)%
Depreciation and amortization	$76	$98	$(22)	(22.4)%

Key Indicators:
Merchant bankcard processing dollar value	$72,677	$69,897	$2,780	4.0%
Merchant bankcard transaction volume	25	30	(5)	(16.7)%

Integrated Partners:
Revenue	$4,534	$1,979	$2,555	129.1%
Operating expenses	4,166	2,212	1,954	88.3%
Income (loss) from operations	$368	$(233)	$601	(257.9)%
Operating margin	8.1%	(11.8)%
Depreciation and amortization	$1,311	$691	$620	100.0%

Key Indicators:
Merchant bankcard processing dollar value	$124,518	$33,985	$90,533	266.4%
Merchant bankcard transaction volume	448	128	320	250.0%

Income from operations of reportable segments	$8,284	$7,035	$1,249	17.8%
Less: Corporate expense	(4,725)	(6,069)	1,344	(22.1)%
Consolidated income from operations	$3,559	$966	$2,593	268.4%
Corporate depreciation and amortization	$302	$328	$(26)	(7.9)%

Key indicators:
Merchant bankcard processing dollar value	$10,583,943	$10,314,637	$269,306	2.6%
Merchant bankcard transaction volume	119,904	121,042	(1,138)	(0.9)%

Revenue

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

For the first three months of 2020, our consolidated revenue increased by $9.3 million, or 10.6%, from $87.6 million to $96.9 million. This revenue growth reflected increases of $7.0 million and $2.6 million in our Consumer Payments and Integrated Partners segments, respectively, partially offset by a decrease in our Commercial Payments segment of $0.3 million. Consolidated merchant bankcard processing dollar value increased 2.6% while merchant bankcard transactions decreased 0.9%.

The increase in revenue for the first three months of 2020 in our Consumer Payments segment was due to a higher average ticket price and growth in processing volume of 1.7%, partially offset by a decline in merchant bankcard transactions of 1.2%. The lower merchant bankcard transaction volume for the first three months of 2020 was mainly due to the effects of the COVID-19 pandemic during the last half of March 2020, partially offset by the continuation of strong consumer spending trends from January through mid-March and positive net onboarding of new merchants. The average dollar amount per bankcard transaction (calculated by dividing bankcard processing volume by the associated number of transactions processed) of $86.97 increased 3.0% for the first three months of 2020 from $84.47 for the first three months of 2019.

Commercial Payments segment revenue for the first three months of 2020 decreased by $0.3 million, or 4.4%, compared to the first three months of 2019. This decrease was due to lower revenue from our curated managed services program, partially offset by increases in our commercial payments exchange ("CPX") accounts payable automated solutions services, which grew by $0.4 million, or 31.4%, from $1.2 million to $1.6 million. Revenue from our curated managed services programs declined by $0.7 million from $5.4 million to $4.8 million, driven by lower program activity and incentive revenue in the first three months of 2020.

Revenue in our Integrated Partners reportable segment was $4.5 million for the first three months of 2020 compared to $2.0 million for the first three months of 2019. Priority Real Estate Technology ("PRET") comprised $4.0 million and $1.6 million of this reportable segment's revenue in the first three months of 2020 and 2019, respectively. PRET is comprised primarily of the assets acquired from YapStone in March 2019 and the net assets acquired from RadPad Holdings, Inc. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, whose assets we acquired in April 2018 and February 2019, respectively, comprise the remainder of this reportable segment's revenue.

Operating expenses

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Our consolidated operating expenses increased $6.7 million, or 7.7%, from $86.7 million for the first three months of 2019 to $93.4 million for the first three months of 2020. This overall increase was primarily due to the increase in costs of services of $6.3 million, or 10.4%, related to the corresponding 10.6% increase in revenues, and higher amortization expense of $1.3 million primarily for the acquired YapStone assets and internally developed software. This increase was partially offset by a $0.8 million decrease, or 7.1%, in salaries and employee benefits and a decrease of $0.1 million, or 2.1%, in selling, general, and administrative ("SG&A") expenses. This decrease in salaries and employee benefits was related to lower incentive compensation and a decrease of $0.8 million in non-cash stock-based compensation for the first three months of 2020.

Income from operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Consolidated income from operations increased by $2.6 million, or 268.4%, from $1.0 million for the first three months of 2019 to $3.6 million for the first three months of 2020. Our consolidated operating margin for the first three months of 2020 was 3.7% compared to 1.1% for the first three months of 2019. This margin increase was driven by profitability in our Commercial Payments and Integrated Partners segments, lower corporate expense, partially offset by the decrease in income from operations in our Consumer Payments segment attributable to additional amortization expense.

Our Consumer Payments reportable segment contributed $7.2 million in income from operations for the first three months of 2020, a decrease of $0.6 million, or 7.3%, from the $7.7 million for the first three months of 2019. This decrease largely reflected lower merchant bankcard transaction volume, higher residual expenses, and an increase in amortization expense primarily for residual rights in merchant portfolios acquired after the first quarter of 2019, partially offset by higher merchant bankcard processing dollar value due to the increase in the average dollar amount per bankcard transaction, as previously discussed.

Our Commercial Payments reportable segment earned income from operations of approximately $0.8 million for the first three months of 2020 compared to a loss from operations of approximately $0.5 million for the first three months of 2019. This improvement in 2020 was largely driven by growth in our CPX accounts payable automated solutions services, partially offset by a contraction in our curated managed services.

Our Integrated Partners reportable segment contributed $0.4 million in income from operations for the first three months of 2020 compared to a loss from operations of $0.2 million in the first three months of 2019. The growth in 2020 was largely attributable to the YapStone assets acquired in late first quarter of 2019. Operating results for first three months of 2020 included depreciation and amortization expense of $1.3 million primarily related to the YapStone assets acquired. Other operating expenses in the first quarters of 2020 included $0.9 million for transition services related to the acquired YapStone assets.

Corporate expense was $4.7 million for the first three months of 2020, a decrease of $1.3 million, 22.1%, from expenses of $6.1 million for the first three months of 2019. Corporate expenses that we deem to be non-recurring in nature were $0.5 million in the first quarter of 2020 and $1.2 million in the first quarter 2019. The decline in Corporate expenses was also due to decreases in non-cash stock-based compensation expense and certain SG&A costs.

Interest expense

For the first three months of 2020, interest expense increased by $1.0 million, or 10.2%, to $10.3 million from $9.4 million from the first three months of 2019. The increase in 2020 was primarily due to higher outstanding borrowings driven by draws on the revolving credit facility and a delayed draw on the term facility of our Senior Credit Agreement that occurred in March 2019. The amortization of deferred financing costs and debt discounts increased our reported interest expense, and such amortization resulted in an effective interest rate of 8.87% for our senior term loan and 12.91% for our subordinated term loan at March 31, 2020.

Other, net

Other, net resulted in an expense of $0.3 million in the first three months of 2020 compared to income of $0.2 million for the first three months of 2019. The first three months of 2020 included expenses of $0.4 million related to debt modifications and a $0.2 million non-cash write-off of an equity-method investment.

Income taxes

We assess all available positive and negative evidence to estimate whether sufficient taxable income will be generated in the future to permit use of the existing deferred tax assets. ASC 740, Income Taxes ("ASC 740"), requires that all sources of future taxable income be considered in making this determination. The Tax Cuts and Jobs Act of 2017 amended section 163(j) of the Internal Revenue Code. Section 163(j), as amended, limits the business interest deduction to 30% of adjusted taxable income (ATI). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization (EBITDA). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes (EBIT), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely.  In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020.

With respect to recording a deferred tax benefit for the carryforward of business interest expense, GAAP applies a "more likely than not" threshold for assessing recoverability. On the basis of our assessment, during the first three months of 2020 we recorded an increase in the valuation allowance of $0.5 million for our business interest carryover comprised of (i) a discrete valuation allowance benefit of $1.5 million associated with our 2019 business interest deferred tax asset as a result of the CARES Act and

(ii) a provision for the valuation allowance of $2.0 million associated with our 2020 excess business interest. These provisions are a component of our income tax benefit reported on our consolidated statements of operations.

We will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

We compute our interim period income tax expense or benefit by using a forecasted estimated annual effective tax rate ("EAETR") and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income.  The EAETR for 2020 is a tax benefit of 4.3% and includes the income tax benefit on pre-tax losses, offset by a tax provision related to establishment of a valuation allowance for deferred income tax on the 2020 portion of the Section 163(j) limitation, and a tax provision adjustment related to the release of a portion of our valuation allowance on our 2019 Section 163(j) limitation as a result of the CARES Act.

Certain Non-GAAP Financial Measures

We periodically review the following key non-GAAP measures to evaluate our business and trends, measure our performance, prepare financial projections and make strategic decisions.

EBITDA, which represents net loss before interest, income tax, and depreciation and amortization, is reconciled to net loss calculated under GAAP.

Adjusted EBITDA starts with EBITDA and further adjusts for certain non-cash, non-recurring or non-core expenses including: 1) stock-based compensation; 2) debt modification expenses; 2) write-off of an equity-method investment; 3) certain legal expenses; 4) certain professional, accounting and consulting fees; and 5) temporary transition services related to the YapStone asset acquisition.

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

Our income from operations for the three months ended March 31, 2020 and 2019 included SG&A expenses that we consider to be non-recurring in nature. These expenses totaled $1.4 million and $1.2 million in the three months ended March 31, 2020 and 2019, respectively. In the first quarter of 2020, these expenses included $0.9 million associated with transition services from YapStone, Inc. related to integration of the March 2019 asset acquisition, and $0.5 million of certain legal expenses. In the first quarter of 2019, these expenses included $0.7 million of accounting services associated with the conversion to a public company and $0.5 million of certain legal expenses.

Other (expense) income, net in the first three months of 2020 included $0.6 million of non-operating expenses that we consider non-recurring in nature, which consisted of $0.4 million of debt modification expenses and a $0.2 million non-cash write-off of the carrying value of an equity method investment.

The non-GAAP reconciliations of EBITDA, Adjusted EBITDA, and Consolidated Adjusted EBITDA to consolidated net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, include adjustments for these and certain other items, are shown in the table below:

(in thousands)	Three Months Ended March 31,
	2020	2019

Consolidated Net Loss (GAAP)	$(5,869)	$(6,446)
Add: Interest expense (1)	10,315	9,363
Add: Depreciation and amortization	10,272	8,925
Less: Income tax benefit	(1,233)	(1,724)
EBITDA (non-GAAP)	13,485	10,118
Further adjusted by:
Add: Non-cash stock-based compensation	338	1,160
Add: Non-recurring expenses:
Debt modification expenses	376	—
Write-off of an equity-method investment	211	—
Certain legal services (2)	474	514
Professional, accounting and consulting fees (3)	24	671
YapStone transition services	896	—
Adjusted EBITDA (non-GAAP)	$15,804	$12,463
Further adjusted by:
Add: Pro-forma impact of acquisitions	—	2,995
Add: Other professional and consulting fees	375	395
Less: Other tax expenses and other adjustments	—	(169)
Consolidated Adjusted EBITDA (non-GAAP) (4)	$16,179	$15,684

(1) Interest expense includes amortization of debt issuance costs and discount.
(2) Legal expenses related to business and asset acquisition activity, settlement negotiation and other litigation expenses.
(3) Primarily transaction-related, capital markets and accounting advisory services.
(4) Presented to reflect the definition in the Company's credit agreements, as amended. Until December 31, 2019, the Consolidated Adjusted EBITDA of the Borrowers under the credit agreements excluded expenses of Priority Technology Holdings, Inc., which is neither a Borrower nor a guarantor under the credit agreements, subsequent to the Business Combination. Effective December 31, 2019, in accordance with the Sixth Amendment to the Company's Credit and Guaranty Agreement, the Consolidated Adjusted EBITDA of the Borrowers under the credit agreements includes expenses of Priority Technology Holdings, Inc. Consolidated Adjusted EBITDA of the Borrowers was approximately $16.2 million and $19.4 million for the quarters ended March 31, 2020 and 2019, respectively. The 2019 amount excludes $3.7 million of expenses of Priority Technology Holdings, Inc.

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2019, the following key changes have occurred as of March 31, 2020.

Cash

Cash decreased by $0.4 million. For an explanation of the key drivers of this change, see the subsequent section, Liquidity and Capital Resources.

Intangible Assets

Intangible assets, net of accumulated amortization, decreased during the first three months of 2020 by $7.5 million due to amortization expense of $8.5 million, partially offset by $0.9 million payment for a portion of a contingent purchase price for a merchant portfolio intangible asset.

Debt Obligations

Outstanding amounts for our debt obligations under our Senior Credit Agreement and our GS Credit Agreement increased by a net $3.9 million during the first three months of 2020. This increase was driven by additional borrowings of $3.5 million on the revolving facility under our Senior Credit Agreement and PIK interest of $1.4 million added to the amount outstanding under our GS Credit Agreement. These new borrowings were partially offset by $1.0 million of principal repayment on the term facility of our Senior Credit Agreement

Stockholders' Deficit

Stockholders' deficit attributable to the stockholders of the Company changed by $5.5 million, from a deficit of $126.3 million at December 31, 2019 to a deficit of $131.9 million at March 31, 2020. The primary driver of this change was the net loss of $5.9 million for the first three months of 2020 million, partially offset by a $0.3 million increase to additional paid-in capital for stock-based compensation.

Liquidity and Capital Resources

Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, technology solutions, and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit facility are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management’s estimates and assumptions utilizing the most currently available information regarding the effects of the COVID-19 pandemic on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and ultimately could negatively impact our liquidity, capital resources, and debt covenant compliance.

Our principal uses of cash are to fund business operations, administrative costs, and debt service.

Our working capital, defined as current assets less current liabilities, was $(2.3) million and $1.2 million at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we had cash totaling $2.9 million compared to $3.2 million at December 31, 2019. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds of $36.9 million at March 31, 2020 and $47.2 million at December 31, 2019.

At March 31, 2020, approximately $10.0 million was available under the revolving credit facility of our Senior Credit Agreement.

The following tables and narrative reflect our changes in cash flows for the comparative periods:

(dollars in thousands)	Three Months Ended March 31,
	2020	2019

Net cash (used in) provided by:
Operating activities	$(7,254)	$(1,240)
Investing activities	(3,229)	(82,178)
Financing activities	(251)	78,827
Net decrease in cash and restricted cash	$(10,734)	$(4,591)

Cash Used In Operating Activities

Net cash used in operating activities, which includes changes in restricted cash, in the first three months of 2020 was $7.3 million compared to net cash used of $1.2 million for the first three months of 2019. This $6.0 million decrease for the first three months of 2020 was principally the result of a decrease in restricted cash, partially offset by a lower net loss.

Cash Used In Investing Activities

Net cash used in investing activities was $3.2 million and $82.2 million for the first three months of 2020 and 2019, respectively. Cash used in investing activities for the first three months of 2019 included $15.8 million used for residual buyouts and $63.8 million used to acquire certain intangible assets from YapStone. Cash used to acquire property, equipment, and software amounted to $2.3 million and $2.4 million for the first three months of 2020 and 2019, respectively.

Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $0.3 million for the first three months of 2020 compared to cash provided of $78.8 million in the first three months of 2019. The amount for the first three months of 2019 included new borrowings under our Senior Credit Agreement consisting of $10.0 million under the revolving facility and a $69.7 million delayed draw under the term facility that was used to acquire certain assets from YapStone, Inc.

COVID-19 Pandemic

Our results of operations for the entire first quarter of 2020 were not significantly impacted by the COVID-19 pandemic since the economic consequences of the pandemic did not begin to materially impact consumer payment transactions in the United States until the last half of March 2020. However, starting in mid-March, the pandemic began to negatively impact our daily consumer payment processing volumes as the pandemic spread across the United States and restrictive shelter in place requirements were instituted. From mid-March 2020 through the end of April 2020, we experienced a significant decline of approximately 35% in consumer payment processing dollar volumes as compared with the comparable period in 2019. In May 2020, as shelter in place restrictions began to be removed, we have experienced a rebound in daily consumer payment processing dollar volumes, with a currently projected decline of 15% to 20% in May 2020 as compared with May 2019.

In mid-April 2020, we implemented several actions to reduce expenses and preserve cash in order to mitigate the financial impact of COVID-19, including the furlough of 47 employees, reduction of 21 full-time contractors, freezing of new hires, and postponement of certain capital expenditures. We continue to closely monitor the effects of the pandemic on our financial results, and will take additional cost-saving actions, if necessary, to further mitigate its impact.

Our current assessment is that we anticipate cash on hand, funds generated from operations and available borrowings under our revolving credit facility to be sufficient to meet our working capital requirements, and that we will remain in compliance with our debt covenants. However, the ongoing magnitude, duration and effects of the COVID-19 pandemic on our future results of operation, cash flows, and financial condition are difficult to predict at this time, and our current assessment is subject to material revision.

Off-Balance Sheet Arrangements

We have not entered into any other transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.

Commitments and Contractual Obligations

Commitments

See Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheets as of March 31, 2020 or December 31, 2019.

Contractual Obligations

There have been no significant changes to our contractual obligations and commitments compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report for the year ended December 31, 2019, except for changes in minimum principal repayments under our Senior Credit Agreement. For an updated schedule of debt repayments, see Note 8, Debt Obligations, to the unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 11, Related Party Transactions, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates as of March 31, 2020.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in our internal control over financial reporting that were most recently described in the Report of Management on Internal Control Over Financial Reporting in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2019.

b) Remediation of Material Weakness

As a result of these weaknesses, in December 2018 the Company hired an experienced Chief Financial Officer with significant public accounting and reporting experience and has hired additional accounting and finance staff with significant public accounting and reporting experience. We also engaged third party consultants to assist in the preparation of our financial statements and SEC disclosures.

Beginning in 2019, we also began to implement additional policies and procedures to enhance our internal controls with respect to timely reconciliations. As we continue to evaluate and improve our internal control over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary, including improvements to, or replacement of, the accounting and financial reporting system.

Management is committed to improving our internal control processes and meets with our Audit Committee on a regular basis to monitor the status of remediation activities. Management believes that, once fully completed, the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting.

c)  Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, most of our employees have been working remotely since mid-March 2020. We have taken measures to ensure our internal control over financial reporting addressed risks of working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the design and operating effectiveness of our internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings and claims which occur in the normal course of our business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

As of March 31, 2020, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, except as follows.

Our business has been and is likely to continue to be negatively affected by the recent COVID-19 outbreak.

The recent outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect commercial activity and has contributed to significant decline in economic activity. Starting in mid-March 2020, COVID-19 began to significantly affect our results. The deterioration accelerated toward the end of March and has adversely affected and is likely to have a further negative effect on our near-term financial results due to reduced consumer spending upon which our revenues depend.

In particular, we may experience financial losses due to a number of operational factors, including:

•	Merchant temporary closures and failures;

•	Continued and/or worsening unemployment which may negatively influence consumer spending;

•	Third-party disruptions, including potential outages at network providers, and other suppliers; and

•	Increased cyber and payment fraud risk.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and difficult to predict at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the restrictive actions taken to contain the virus or treat its effects, its effects on our customers and how quickly and to what extent normal economic and operating conditions, operations and demand for our services can resume. It is also likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a recession. Accordingly, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time. Nevertheless, despite the uncertainty of the COVID-19 situation, we expect that the COVID-19 pandemic will have an adverse effect on our revenues and financial results for the remainder of 2020.

Furthermore, the COVID-19 pandemic and the resulting adverse and unpredictable economic conditions are likely to implicate or exacerbate other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2019, which in turn could materially adversely affect our business, financial condition, results of operations and liquidity.

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

10.2
Consent and Sixth Amendment to Credit and Guaranty Agreement, dated as of March 18, 2020 by and among Priority Holdings LLC, the Guarantors, the Lenders and Goldman Sachs Specialty Group LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 23, 2020).

10.3	*†	Restricted Stock Unit Award Agreement dated April 1, 2020 between the Registrant and Matthew Kearney, Director
10.4	*†	Restricted Stock Unit Award Agreement dated April 1, 2020 between the Registrant and Michael Passilla, Director
10.5	*†	Restricted Stock Unit Award Agreement dated April 1, 2020 between the Registrant and Christina Favilla, Director
10.6	*†	Restricted Stock Unit Award Agreement dated April 1, 2020 between the Registrant and William Gahan, Director
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PRIORITY TECHNOLOGY HOLDINGS, INC.

May 13, 2020	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

May 13, 2020	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial Officer)