Form 10-Q
period 2020-06-30
Priority Technology Holdings, Inc.
filed 2020-08-14
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

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

As of August 7, 2020, a total of 67,618,551 shares of common stock, par value $0.001 per share, were issued and 67,167,327 shares were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	Unaudited
	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$5,854	$3,234
Restricted cash	45,146	47,231
Accounts receivable, net of allowance for doubtful accounts of $529 and $803	35,332	37,993
Prepaid expenses and other current assets	2,928	3,897
Current portion of notes receivable	1,789	1,326
Settlement assets	327	533
Total current assets	91,376	94,214

Notes receivable, less current portion	4,826	4,395
Property, equipment, and software, net	24,127	23,518
Goodwill	109,515	109,515
Intangible assets, net	168,751	182,826
Deferred income taxes, net	50,586	49,657
Other non-current assets	518	380
Total assets	$449,699	$464,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$19,953	$26,965
Accrued residual commissions	22,434	19,315
Customer deposits and advance payments	2,882	4,928
Current portion of long-term debt	11,724	4,007
Settlement obligations	39,167	37,789
Total current liabilities	96,160	93,004

Long-term debt, net of current portion, discounts and debt issuance costs	480,639	485,578
Other non-current liabilities	6,398	6,612
Total long-term liabilities	487,037	492,190

Total liabilities	583,197	585,194

Stockholders' deficit:
Preferred stock - $0.001 par value per share;100,000,000 shares authorized; zero issued or outstanding	—	—
Common stock - $0.001 par value per share;1,000,000,000 shares authorized; 67,565,359 and 67,512,167 shares issued, respectively; 67,114,135 and 67,060,943 shares outstanding, respectively	68	68
Additional paid-in capital	4,569	3,651
Treasury stock, 451,224 common shares, at cost	(2,388)	(2,388)
Accumulated deficit	(141,401)	(127,674)
Total Priority Technology Holdings, Inc. stockholders' deficit	(139,152)	(126,343)
Non-controlling interest in a subsidiary	5,654	5,654
Total stockholders' deficit	(133,498)	(120,689)

Total liabilities and stockholders' deficit	$449,699	$464,505

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	$92,356	$92,142	$189,289	$179,788

OPERATING EXPENSES:
Costs of services	62,398	62,003	128,762	122,109
Salary and employee benefits	9,556	10,356	19,685	21,255
Depreciation and amortization	10,363	9,761	20,635	18,686
Selling, general and administrative	6,008	7,586	12,617	14,336
Total operating expenses	88,325	89,706	181,699	176,386

Income from operations	4,031	2,436	7,590	3,402

OTHER INCOME (EXPENSES):
Interest expense	(11,668)	(10,776)	(21,983)	(20,139)
Other income (expense), net	194	138	(152)	365
Total other expenses, net	(11,474)	(10,638)	(22,135)	(19,774)

Loss before income taxes	(7,443)	(8,202)	(14,545)	(16,372)

Income tax expense (benefit)	415	5,928	(818)	4,204

Net loss	$(7,858)	$(14,130)	$(13,727)	$(20,576)

Loss per common share:
Basic and diluted	$(0.12)	$(0.21)	$(0.20)	$(0.31)

Weighted-average common shares outstanding:
Basic and diluted	67,114	67,094	67,088	67,161

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,727)	$(20,576)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	20,635	18,686
Equity-classified and liability-classified stock compensation	1,026	2,183
Amortization of debt issuance costs and discounts	1,116	819
Deferred income tax benefit	(3,569)	(3,721)
Change in allowance for deferred tax assets	2,642	7,943
Payment-in-kind interest	3,415	2,479
Other non-cash items, net	206	(162)
Change in operating assets and liabilities:
Accounts receivable	974	(3,913)
Settlement assets and obligations, net	1,584	5,184
Prepaid expenses and other current assets	851	(194)
Notes receivable	(888)	(150)
Accounts payable and other accrued liabilities	(1,845)	(4,909)
Customer deposits and advance payments	(2,046)	343
Other assets and liabilities, net	(552)	(292)
Net cash provided by operating activities	9,822	3,720

Cash flows from investing activities:
Additions to property, equipment and software	(4,249)	(5,352)
Acquisitions of intangible assets	(3,286)	(81,240)
Note receivable loan funding	—	(3,000)
Other investing activity	—	(184)
Net cash used in investing activities	(7,535)	(89,776)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	69,650
Repayment of long-term debt	(2,003)	(1,825)
Debt modification costs	(2,749)	—
Borrowings under revolving credit facility	7,000	14,000
Repayments under revolving credit facility	(4,000)	—
Repurchases of common stock	—	(2,388)
Net cash (used in) provided by financing activities	(1,752)	79,437

Net change in cash and restricted cash:
Net increase (decrease) in cash and restricted cash	535	(6,619)
Cash and restricted cash at beginning of period	50,465	33,831
Cash and restricted cash at end of period	$51,000	$27,212

Supplemental cash flow information:
Cash paid for interest	$17,032	$16,595

Non-cash investing and financing activities:
PIK interest added to principal of debt obligations	$3,415	$2,479
Payment of accrued contingent consideration for asset acquisition from offset of account receivable	$1,686	$—
Accrued purchases of property, equipment and software	$—	$1,284
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$—	$5,654

Reconciliation of cash and restricted cash:
Cash	$5,854	$5,519
Restricted cash	45,146	21,693
Total cash and restricted cash	$51,000	$27,212

See Notes to Unaudited Condensed Consolidated Financial Statements

PRIORITY TECHNOLOGY HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business, Consolidation, and Presentation

Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," "PRTH," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a provider of merchant acquiring, integrated payment software and commercial payment solutions.

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

Status as an Emerging Growth Company

The Company remains an "emerging growth company" ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenue for any fiscal year exceed $1.07 billion, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Additionally, as a smaller reporting company ("SRC") as defined by the SEC, the Company has the option to adopt certain new or revised accounting standards on a permitted delayed basis that is not available to other public companies not meeting the definition of a SRC. Therefore, the Company's financial statements may not be comparable to other public companies that are not an EGC and/or SRC.

Comprehensive Income (Loss)

For the three months and six months ended June 30, 2020 and June 30, 2019, the Company had no activities to report as components of other comprehensive income (loss). Therefore, no separate Statement of Comprehensive Income (Loss) was prepared for any reporting period as the Company's net loss from continuing operations comprises all of its comprehensive loss.

Comparability of Reporting Periods

Certain prior period amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, with no net effect on income from operations, loss before income taxes, net loss, stockholders' deficit, or cash flows from operations, investing, or financing activities for any period presented.

The Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, for the 2019 annual reporting period included in its Annual Report on Form 10-K for the year ended December 31, 2019 using the full retrospective transition method. Accordingly, the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2019 presented herein has been recasted to retroactively reflect the provisions of ASC 606. The adoption of ASC 606 had no net effect on the Company's income from operations, loss before income taxes, net loss, consolidated balance sheet, or cash flows from operations, investing, or financing activities.

Accounting Policies and New Accounting Standards Adopted

There have been no material changes to the Company's accounting policies as described in its most recent Annual Report on Form 10-K for the year ended December 31, 2019. The Company did not adopt any new accounting standards during the three months and six months ended June 30, 2020, except for ASU 2018-13, as described below.

Disclosures for Fair Value Measurements (ASU 2018-13)

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 eliminated, added, and modified certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board's ("FASB") disclosure framework project. Certain amendments must be applied prospectively while others are applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of this ASU had no effect on the Company's financial position, results of operations or cash flows. Note 14, Fair Value, reflects the disclosure provisions of ASU 2018-13.

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

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases, and supplemented by subsequent ASUs. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. Based on the current expectation for the expiration of the Company's EGC status, the Company must adopt this standard no later than the beginning of 2022 for annual and interim reporting periods. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet. The Company is still evaluating the potential effects that the adoption of ASC 842 may have on its results of operations. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

Credit Losses (ASU 2016-13)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable. Since the Company was a SRC on November 15, 2019, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods.

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (i.e., step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the ASU will be applied prospectively. Since the Company was a SRC on November 15, 2019, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

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

The following table presents a disaggregation of the Company's consolidated revenues by type, and the relationships to the Company's reportable segments, for the three months and six months ended June 30, 2020 and June 30, 2019:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue Type

Merchant card fees	$85,686	$83,954	$174,772	$163,548
Outsourced services and other services	5,965	7,197	12,756	14,607
Equipment	705	991	1,761	1,633
Total revenues	$92,356	$92,142	$189,289	$179,788

Revenues earned in these disaggregated categories consist of following:

•
Merchant card fees - revenues related to discount rates and interchange fees earned from payment services provided by the Company's Consumer Payments, Commercial Payments, and Integrated Partners segments.

•
Outsourced services and other services - business process outsourcing services provided by our Commercial Payments segment primarily to certain business customers of American Express, auxiliary services provided primarily to customers in the Company's Integrated Partners segment, and revenue from automated clearing house ("ACH") services.

•	Equipment - revenues from sales of point-of-sale equipment and other payment-processing equipment sold to customers in the Company's Consumer Payments segment.

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

The Company pays commissions to most of its independent sales organizations ("ISOs"), and for certain ISOs the Company also pays (through a higher commission rate) them to provide customer service and other services directly to our merchant customers. The ISO is typically an independent contractor or agent of the Company. Although certain ISOs may have merchant portability rights, the merchant meets the definition of a customer for the Company even if the ISO has merchant portability rights. Since payments to ISOs are dependent substantially on variable merchant payment volumes generated after the merchant enters into a new or renewed contract, these payments to ISOs are not deemed to be a cost to acquire a new contract since the ISO payments are based on factors that will arise subsequent to the event of obtaining a new or renewed contract. Also, payments to ISOs pertain only to a specific month’s activity. For payments made, or due, to an ISO, the expenses are reported within income from operations on our statements of operations.

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

Supplemental balance sheet information related to contracts from customers as of June 30, 2020 and December 31, 2019 was as follows:

(in thousands)	Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019

Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,644	$1,912

The balance for the contract liabilities was $1,738,000, $1,738,000, and $1,776,000 at June 30, March 31, and January 1, 2019, respectively. The changes in the balances during the three months and six months ended June 30, 2020 and June 30, 2019 were due to the timing of advance payments received from the customer. Substantially all of these balances are recognized as revenue within twelve months.

Net contract assets were not material for any period presented.

Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months and six months ended June 30, 2020 and June 30, 2019.

3.    NON-CONTROLLING INTERESTS

YapStone

In March 2019, the Company, through one of its subsidiaries, Priority Real Estate Technology, LLC ("PRET"), acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone, Inc. ("YapStone") under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest ("NCI") in PRET. The fair value of the NCI was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from a draw down of the Senior Credit Facility on a delayed basis as provided for and pursuant to the third amendment thereto executed in December 2018. During the three months and six months ended June 30, 2020 and June 30, 2019, no earnings of PRET were attributable to the NCI pursuant to the profit-sharing agreement between the Company and the NCI.

See Note 10, Commitments and Contingencies, for information about merchant portfolios acquired in 2019 that included contingent purchase prices.

See Note 11, Related Party Transactions for information about assets contributed to the Company during the first quarter of 2019 that involved a contingent purchase price.

4.    SETTLEMENT ASSETS AND OBLIGATIONS

Consumer Payments Segment

In the Company’s Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of a member bank until the merchant is funded. The Company has agreements with member banks which allow the Company to route transactions under the member bank's control to clear transactions through the card networks. Timing differences, interchange fees, merchant reserves and exception items cause differences between the amounts received from the card networks and the amounts funded to the merchants. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company’s consolidated balance sheets. Member banks held merchant funds of $85.5 million and $79.8 million at June 30, 2020 and December 31, 2019, respectively.

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
The Company's settlement assets and obligations at June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	As of
	June 30, 2020	December 31, 2019
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$319	$446
Card settlements due from processors	8	87
Total settlement assets	$327	$533

Settlement Obligations:
Card settlements due to merchants	$42	$44
Due to ACH payees (1)	39,125	37,745
Total settlement obligations	$39,167	$37,789

(1) Amounts due to ACH payees are held by the Company in restricted cash.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill was allocated to two of the Company's reportable segments as follows:

(in thousands)	June 30, 2020	December 31, 2019
Consumer Payments	$106,832	$106,832
Integrated Partners	2,683	2,683
	$109,515	$109,515

The Company considered the declining market conditions generated by the COVID-19 pandemic for the three months and six months ended June 30, 2020 and concluded that there were no changes in the carrying amount of goodwill.

The Company tests goodwill for impairment for each of its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit may be below its carrying value. The Company will continue to monitor the economic impact of COVID-19 on its ongoing assessment of goodwill. The Company expects to perform its next annual goodwill impairment test as of November 30, 2020 using market data and discounted cash flow analysis. The Company concluded there was no impairment as of June 30, 2020 or December 31, 2019. As such, there was no accumulated impairment loss as of June 30, 2020 and December 31, 2019.

The Company's intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, non-compete agreements, and residual buyouts. As of June 30, 2020 and December 31, 2019, intangible assets consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019
Other intangible assets:
Merchant portfolios	$116,325	$114,554
Customer relationships	40,740	40,740
Residual buyouts	113,800	112,731
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Technology	15,390	15,390
ISO relationships	15,200	15,200
Total gross carrying value	307,715	304,875
Less accumulated amortization:
Merchant portfolios	(18,830)	(12,655)
Customer relationships	(27,763)	(25,836)
Residual buyouts	(66,946)	(59,796)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,395)	(1,273)
Technology	(13,802)	(12,758)
ISO relationships	(6,838)	(6,341)
Total accumulated amortization	(138,964)	(122,049)

Net carrying value	$168,751	$182,826

See Note 10, Commitments and Contingencies, for information about a merchant portfolio with a contingent purchase price.

Amortization expense for finite-lived intangible assets was $8.4 million and $16.9 million for the three months and six months ended June 30, 2020, respectively, and $8.2 million and $15.6 million for the three months and six months ended June 30, 2019, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. The Company considered the declining market conditions generated by the COVID-19 pandemic and concluded that there was no change at June 30, 2020 from the conclusion at December 31, 2019 that no intangible assets were impaired. As such, there was no accumulated impairment loss as of June 30, 2020 and December 31, 2019. The Company will continue to monitor the economic impact of COVID-19 on its ongoing assessment of intangible assets.

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

A summary of property, equipment, and software as of June 30, 2020 and December 31, 2019 follows:

(in thousands)	June 30, 2020	December 31, 2019	Useful Life

Furniture and fixtures	$2,808	$2,787	2-7 years
Equipment	10,226	10,101	3-7 years
Computer software	41,497	37,440	3-5 years
Leasehold improvements	6,390	6,367	5-10 years
	60,921	56,695
Less accumulated depreciation	(36,794)	(33,177)
Property, equipment, and software, net	$24,127	$23,518

Depreciation expense for property, equipment, and software totaled $1.9 million and $3.7 million for the three months and six months ended June 30, 2020, respectively, and $1.6 million and $3.0 million for the three months and six months ended June 30, 2019, respectively.

7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either June 30, 2020 or December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019

Accounts payable	$5,057	$6,968
Accrued network fees	$6,154	$6,950

8.    DEBT OBLIGATIONS

Outstanding debt obligations as of June 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019

Senior Credit Agreement:
Term facility - Matures January 3, 2023 and bears interest at LIBOR (with a LIBOR "floor" of 1.0% at June 30, 2020) plus 7.5% and 5.0% at June 30, 2020 and December 31, 2019, respectively (rate of 8.5% at June 30, 2020 and 6.71% at December 31, 2019, respectively)	$386,985	$388,837
Revolving credit facility - $25.0 million line, matures January 22, 2022, and bears interest at LIBOR plus 7.5% and 5.0% at June 30, 2020 and December 31, 2019, respectively (rate of 7.68% at June 30, 2020 and 6.71% at December 31, 2019, respectively)	14,505	11,500
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus an applicable margin (rate of 13.5% and 10.5% at June 30, 2020 and December 31, 2019, respectively)	98,401	95,142
Total debt obligations	499,891	495,479
Less: current portion of long-term debt	(11,724)	(4,007)
Less: unamortized debt discounts and deferred financing costs	(7,528)	(5,894)
Long-term debt, net	$480,639	$485,578

Substantially all of the Company's assets are pledged as collateral under the credit agreements. The Company is neither a borrower nor a guarantor of the credit agreements. The Company's subsidiaries that are borrowers or guarantors under the credit agreements are referred to as the "Borrowers."

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

Under the Sixth Amendment, the outstanding balances under the term loan facilities of the Senior Credit Agreement and the GS Credit Agreement term loan were not changed. Additionally, the Senior Credit Agreement continues to provide a $25.0 million revolving credit facility, which includes accommodation for any outstanding letters of credit and a $5.0 million swing line facility. At June 30, 2020 and December 31, 2019, approximately $10.5 million and $13.5 million, respectively, was available under the revolving credit facility. Undrawn commitments for letters of credit under the revolving credit facility were not material at June 30, 2020 and December 31, 2019.

Senior Credit Agreement

Outstanding borrowings under the Senior Credit Agreement accrue interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per annum, as provided in the amended credit agreement. For the term loan portion of the Senior Credit Facility, the Sixth Amendment provides for a LIBOR "floor" of 1.0% per annum. Accrued interest is payable quarterly. The revolving credit facility incurs a commitment fee on any undrawn amount of the $25.0 million credit line, which equates to 0.50% per annum for the unused portion.

GS Credit Agreement

Outstanding borrowings under the GS Credit Agreement accrue interest at 5.0%, plus an applicable margin, or percentage per annum, as indicated in the amended credit agreement. Accrued interest is payable quarterly at 5.0% per annum, and the accrued interest attributable to the applicable margin is capitalized as payment-in-kind ("PIK") interest each quarter.

Changes and Potential Future Changes in Applicable Interest Rate Margins

Under the terms of the Senior Credit Agreement and the GS Credit Agreement, the future applicable interest rate margins may vary based on the Borrowers' future Total Net Leverage Ratio (as defined) in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowings.

On June 16, 2020, the interest rate margins for the Senior Credit Agreement and the GS Credit Agreement increased 1.0% because the Borrowers did not make a permitted accelerated principal payment of at least $100 million under the term loan facility of the Senior Credit Agreement on or before that date as described in the Sixth Amendment (the "$100 million principal prepayment"). Additionally, on July 18, 2020 the interest rate margins increased an additional 50 basis points on the Senior Credit Agreement and the GS Credit Agreement from the interest rate margins applicable at June 30, 2020 because the Borrowers did not make the $100 million principal prepayment by that date. After July 18, 2020, additional 50 basis-point increases in the applicable margins will occur every successive 30 days through October 14, 2020 if the $100 million principal prepayment does not occur, up to a total interest rate margin increase of an additional 2.0% subsequent to June 30, 2020. Any increase in the interest rate margin will not be applicable at any time after the Borrowers have made a principal prepayment of at least $100 million, other than with proceeds of indebtedness. When any increases in the applicable interest rate margins occur, all or a portion of such additional interest rates, at the option of the Borrowers, may be payable in kind. For the additional interest expense of $0.2 million incurred during the second quarter of 2020 that resulted from the interest rate margin increases on June 16, 2020 for the Senior Credit Agreement and the GS Credit Agreement, the Borrowers elected to treat this additional interest as PIK interest. The Company is pursuing the ability to make the accelerated principal prepayment by raising cash through various means.

The Senior Credit Agreement and the GS Credit Agreement also have incremental margins that would apply to the future applicable interest rates if the Borrowers are deemed to be in violation of the terms of the credit agreement.

Contractual Maturities

Based on terms and conditions existing at June 30, 2020, future minimum principal payments for long-term debt are as follows:

(in thousands)	Principal Due
	Senior Credit Agreement		GS Credit Agreement	Total
Twelve-month period ending June 30,	Term	Revolver	Term

2021 (current)	$11,724	$—	$—	$11,724
2022	29,163	14,505	—	43,668
2023	346,098	—	—	346,098
2024	—	—	98,401	98,401
Total	$386,985	$14,505	$98,401	$499,891

Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayments were due for the year ended December 31, 2019.
Under the Senior Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1% penalty for certain prepayments. Under the GS Credit Agreement, prepayment of outstanding principal is subject to a 4.0% penalty for certain prepayments occurring prior to March 18, 2021 and 2.0% for certain prepayments occurring between March 18, 2021and March 18, 2022. Such penalties will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.

Interest Expense, Deferred Financing Costs, and Debt Discounts
The principal amount borrowed and still outstanding under the GS Credit Agreement was $80.0 million. Included in the outstanding principal balance at June 30, 2020 and December 31, 2019 was accumulated PIK interest of $18.4 million and $15.1 million, respectively. The principal amount of the GS Credit Agreement increased for PIK interest by $1.9 million and $3.3 million for the three months and six months ended June 30, 2020, respectively. For the three months and six months ended June 30, 2019, PIK interest added $1.3 million and $2.5 million, respectively, to the principal of the GS Credit Agreement.

Interest expense, including fees for undrawn amounts under the revolving credit facility and amortization of deferred financing costs and debt discounts, was $11.7 million and $22.0 million for the three months and six months ended June 30, 2020, respectively, and $10.8 million and $20.1 million for the three months and six months ended June 30, 2019, respectively. Interest expense for the six months ended June 30, 2019 also included a $0.4 million fee for the $70.0 million delayed principal draw under December 2018 amendment to the Senior Credit Agreement, which occurred during the first quarter of 2019.

For the Sixth Amendment, $2.7 million of lender fees were capitalized in first quarter of 2020 and, along with existing unamortized loan costs and discount of $5.6 million, continue to be amortized as a component of interest expense on the Company's statements of operations. Interest expense related to amortization of deferred financing costs and debt discounts was $0.7 million and $1.1 million for the three months and six months ended June 30, 2020, respectively, and $0.4 million and $0.8 million for the three months and six months ended June 30, 2019, respectively.

The effective interest rates, which includes PIK interest and amortization of deferred financing costs and debt discounts, for the term debt under the Senior Credit Agreement and the GS Credit Agreement were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Term Debt	2020	2019	2020	2019

Senior Credit Agreement	8.39%	7.97%	7.92%	7.29%

GS Credit Agreement	13.14%	10.79%	12.14%	10.74%

Debt modification costs that are not eligible for deferral and subsequent amortization as interest expense are reported on the Company's consolidated statement of operations as a component of other income (expense), net. Approximately $0.4 million of such costs were expensed in connection with the Sixth Amendment during the first quarter of 2020.

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

The Company is also required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the credit agreements as the ratio of consolidated total debt of the Borrowers to the Company's consolidated adjusted EBITDA (as defined in the Senior Credit Agreement and GS Credit Agreement). The maximum permitted Total Net Leverage Ratio was 7.75:1.00 at June 30, 2020. As of June 30, 2020, the Company remained in compliance with the covenants.

9.    INCOME TAXES

Income Tax Benefit

The Company's expense (benefit) for federal and state income taxes was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Current income tax expense (benefit)	$109	$85	$109	$(18)
Deferred income tax benefit	(1,870)	(2,100)	(3,569)	(3,721)
Provision for DTA valuation allowance	2,176	5,305	4,182	5,305
Adjustment for DTA valuation allowance - discrete item	—	2,638	(1,540)	2,638
Total income tax expense (benefit)	$415	$5,928	$(818)	$4,204

DTA = Deferred income tax asset

The Company's effective income tax rate (benefit) for the three months and six months ended June 30, 2020 was (5.6)% and 5.6%, respectively, and was (72.3)% and (25.7)% for the three months and six months ended June 30, 2019, respectively.

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
Among other provisions, the Tax Cuts and Jobs Act of 2017 amended Internal Revenue Code Section 163(j) to create limitations on the deductibility of business interest expense. Section 163(j) limits the business interest deduction to 30% of adjusted taxable income ("ATI"). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization ("EBITDA"). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes ("EBIT"), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020.
With respect to recording a deferred tax benefit for the carryforward of business interest expense, the Company is required to apply the "more likely than not" threshold for assessing recoverability.

Based on management’s assessment, the Company recorded an increase in the valuation allowance in the three months and six months ended June 30, 2020 of $2.2 million and $2.6 million, respectively, for the business interest expense carryover comprised of (i) a discrete benefit of $1.5 million for the six months ended June 30, 2020, which was recognized during the first quarter of 2020, associated with the 2019 business interest deferred tax asset as a result of the CARES Act and (ii) a provision of $2.2 million and $4.1 million for the three months and six months ended June 30, 2020, respectively, associated with the 2020 excess business interest.

For the three months and six months ended June 30, 2019, the Company recorded a valuation allowance of $7.9 million for the business interest carryover comprised of (i) a discrete provision of $2.7 million associated with the 2018 business interest deferred tax asset and (ii) a provision of $5.2 million associated with the 2019 excess business interest. This $7.9 million provision was included in income tax expense in the Company’s unaudited condensed consolidated statements of operations for the three months and six months ended June 30, 2019.

The provisions for and adjustments to the valuation allowance are a component of income tax expense (benefit) in the Company's unaudited condensed consolidated statements of operations.

The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis and, as a result, the valuation allowance may change in future periods.

Uncertain Tax Positions
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of June 30, 2020, the net amount of our unrecognized tax benefits was not material.

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

10.    COMMITMENTS AND CONTINGENCIES

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payments transactions. Some of these agreements have minimum annual requirements for processing volumes. As of June 30, 2020 and December 31, 2019, the Company is committed to pay minimum processing fees under these agreements of $14.0 million through the end of 2021.

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

During the year ended December 31, 2019, the Company simultaneously entered into two agreements with another entity.  These two related agreements 1) transfer to the Company certain perpetual rights to a merchant portfolio and 2) form a 5-year reseller arrangement whereby the Company will offer and sell to its customer base certain on-line services to be fulfilled by the other entity.  No cash consideration was paid to, or received from, the other entity at execution of either agreement.  Subsequent cash payments from the Company to the other entity for the merchant portfolio rights are determined based on a combination of both: 1) the actual financial performance of the acquired merchant portfolio rights and 2) actual sales and variable wholesale costs for the on-line services sold by the Company under the reseller arrangement.  Amounts subsequently paid to the other entity are accounted for as either 1) standard costs of the services sold by the Company under the 5-year reseller agreement or 2) consideration for the merchant portfolio rights. Amounts paid that are accounted for as consideration for the merchant portfolio rights are capitalized and amortized over the estimated useful life of the merchant portfolio rights.  As of June 30, 2020 and December 31, 2019, $2.9 million and $1.1 million, respectively, was capitalized as cost for the merchant portfolio. The capitalized cost, which is in our Consumer Payments reportable segment, is being amortized using an accelerated method. At this time, the Company cannot reasonably estimate the allocation of future cash payments. However, under the two contracts the Company does not anticipate any net losses.

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's Consumer Payments reportable segment. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of June 30, 2020, an additional $2.1 million of the $6.4 million total contingent consideration has been paid to the seller. Additional purchase price is accounted for when payment to the seller becomes probable and is added to the amortizable carrying value of the asset. During the three months ended June 30, 2020, the Company and the seller amended the agreement to provide the Company with additional guaranteed returns from the acquired residual portfolio rights, and the additional consideration from the Company to the seller of $0.8 million was added to the amortizable carrying value of the asset.

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

Concentration of Risks

The Company's revenue is substantially derived from processing Visa and MasterCard bank card transactions. Because the Company is not a member bank, in order to process these bank card transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card associations.

A majority of the Company's cash and restricted cash is held in certain financial institutions, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

11.    RELATED PARTY TRANSACTIONS

Commitment to Lend and Warrant to Acquire
On May 22, 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company has loaned the entity a total of $3.5 million at June 30, 2020 and December 31, 2019, with a commitment to loan up to a total of $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company recognized interest income of $56,000 and $110,000 during the three months and six months ended June 30, 2020, respectively. Interest income for the comparable periods in 2019 was not material. The Company also received a warrant to purchase a NCI in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or as of any subsequent reporting period.
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

Pursuant to the limited liability company agreement of PHOT, any material undistributed earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests are reported by the Company as a form of NCI classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the NCI in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) through June 30, 2020, and therefore no recognition of the NCI has been reflected in the Company's consolidated financial statements.

Equity-Method Investment

During the first quarter of 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of Other (expense) income, net on the Company's unaudited condensed consolidated statement of operations. The Company's share of this entity's income or loss was not material for any reporting period presented.

12.    RECONCILIATION OF STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTEREST

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2020 and December 31, 2019, the Company has not issued any shares of preferred stock.
The following tables provide a reconciliation of the beginning and ending carrying amounts for the periods presented for the components of the deficit attributable to stockholders of the Company and equity attributable to NCI:

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	NCI (c)
	Preferred Stock		Common Stock		Treasury Stock (a)
	Shares	Amount	Shares	Amount	Shares	Amount

January 1, 2020	—	$—	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654
Equity-classified stock compensation	—	—	—	—	—	—	338	—	338	—
Net loss	—	—	—	—	—	—	—	(5,869)	(5,869)	—
March 31, 2020	—	—	67,061	68	451	(2,388)	3,989	(133,543)	(131,874)	5,654
Equity-classified stock compensation	—	—	—	—	—	—	580	—	580	—
Net loss	—	—	—	—	—	—	—	(7,858)	(7,858)	—
June 30, 2020	—	$—	67,061	$68	451	$(2,388)	$4,569	$(141,401)	$(139,152)	$5,654

January 1, 2019	—	$—	67,038	$67	—	$—	$—	$(94,085)	$(94,018)	$—
Equity-classified stock compensation	—	—	—	—	—	—	1,160	—	1,160	—
Warrant redemptions (b)	—	—	420	(b)	—	—	(b)	—	—	—
Net loss	—	—	—	—	—	—	—	(6,446)	(6,446)	—
Issuance of NCI (c)	—	—	—	—	—	—	—	—	—	5,654
March 31, 2019	—	—	67,458	67	—	—	1,160	(100,531)	(99,304)	5,654
Equity-classified stock compensation	—	—	—	—	—	—	1,023	—	1,023	—
Repurchases of common stock	—	—	(451)	—	451	(2,388)	—	—	(2,388)	—
Net loss	—	—	—	—	—	—	—	(14,130)	(14,130)	—
June 30, 2019	—	$—	67,007	$67	451	$(2,388)	$2,183	$(114,661)	$(114,799)	$5,654

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

(c) Related to the acquisition of certain assets from YapStone, Inc. by the Company's subsidiary PRET during 2019. As part of the consideration for the assets acquired from YapStone, Inc. by PRET, YapStone, Inc. was issued a NCI in PRET with an initial estimated fair value and carrying value of $5,654,000. See Note 3, Non-Controlling Interests. For all reporting periods since PRET's inception, including the three months and six months ended June 30, 2020 and June 30, 2019, no earnings or losses were attributable to the NCI of PRET based on the terms of the LLC agreement of PRET, as amended.

13.    STOCK-BASED COMPENSATION

Stock-based compensation expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The Company recognizes the effects of forfeitures on compensation expense as the forfeitures occur.

Expense recognized for equity-classified stock compensation by plan was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

2018 Equity Incentive Plan	$580	$841	$918	$1,765
2014 Management Incentive Plan	—	182	—	418
Total	$580	$1,023	$918	$2,183

In addition, the Company recognized compensation expense of $108,000 during the three months and six months ended June 30, 2020 related to liability-classified stock compensation under the 2018 Equity Incentive Plan whereby the service inception date preceded the future grant-date.

Income tax benefit for stock-based compensation was not material for the three months and six months ended June 30, 2020 and June 30, 2019.

14.    FAIR VALUE

Fair Value Measurements

The estimated fair value of remaining contingent consideration related to two business combinations were each based on a weighted payout probability for the contingent consideration at the original measurement date and each subsequent remeasurement date, which fall within Level 3 on the fair value hierarchy since these recurring fair value measurements are based on significant unobservable inputs. The probabilities used to estimate the payout probability of the contingent consideration for the two business combinations ranged between 15% and 35% for one and between 5% and 80% for the other. The estimated weighted-average probability for payment of the contingent consideration was 21% for one and 70% for the other at June 30, 2020 and December 31, 2019, and 26% and 70%, respectively, at June 30, 2019. These weighted average probabilities are based on present value of estimated projections for financial metrics for the remaining earnout periods.

At June 30, 2020, the remaining maximum amounts of contingent consideration for these two business combinations were $500,000 for one and $250,000 for the other, and the measured fair values were $170,000 and $190,000, respectively. These fair value estimates did not change during the three months and six months ended June 30, 2020 and June 30, 2019.

There were no transfers among the fair value levels during the three months and six months ended June 30, 2020 and June 30, 2019. There were no unrealized gains or losses included in other comprehensive income for any reporting period, therefore there were no changes in unrealized gains and losses for any reporting period included in other comprehensive income for recurring Level 3 fair value measurements.

Fair Value Disclosures

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company believes that all of its notes receivable are collectible. The fair value of the Company's notes receivable at June 30, 2020 and December 31, 2019 was approximately $6.6 million and $5.7 million, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations

The Borrower's outstanding debt obligations (see Note 8, Debt Obligations) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term loan facility under the Borrowers' Senior Credit Agreement at June 30, 2020 and December 31, 2019 was estimated to be approximately $341 million and $381 million, respectively. The fair value of these notes with a notional value and carrying value (gross of deferred costs and discounts) of $387.0 million and $388.8 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the Borrowers' credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the Borrowers' other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

15.    SEGMENT INFORMATION

At June 30, 2020, the Company has three reportable segments that are reviewed by the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer and Chairman. The Consumer Payments operating segment and the Integrated Partners operating segments are each reported as separate reportable segments. The Commercial Payments and Institutional Services (sometimes referred to as Managed Services) operating segments are aggregated into one reportable segment, Commercial Payments.

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

Information on reportable segments and reconciliations to consolidated revenue, consolidated income from operations, and consolidated depreciation and amortization are as follows for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Consumer Payments	$81,707	$81,454	$167,738	$160,463
Commercial Payments	5,654	6,496	12,022	13,154
Integrated Partners	4,995	4,192	9,529	6,171
Consolidated Revenue	$92,356	$92,142	$189,289	$179,788

Income (loss) from operations:
Consumer Payments	$7,270	$7,363	$14,422	$15,082
Commercial Payments	475	(282)	1,239	(733)
Integrated Partners	845	572	1,213	339
Corporate	(4,559)	(5,217)	(9,284)	(11,286)
Consolidated income from operations	$4,031	$2,436	$7,590	$3,402

Depreciation and amortization:
Consumer Payments	$8,657	$8,105	$17,240	$15,913
Commercial Payments	78	81	154	179
Integrated Partners	1,334	1,096	2,645	1,787
Corporate	294	479	596	807
Consolidated depreciation and amortization	$10,363	$9,761	$20,635	$18,686

A reconciliation of total income (loss) from operations of reportable segments to the net loss is provided in the following table:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total income from operations of reportable segments	$8,590	$7,653	$16,874	$14,688
Corporate	(4,559)	(5,217)	(9,284)	(11,286)
Interest expense	(11,668)	(10,776)	(21,983)	(20,139)
Plus (less) other, net	194	138	(152)	365
Income tax (expense) benefit	(415)	(5,928)	818	(4,204)
Net loss	$(7,858)	$(14,130)	$(13,727)	$(20,576)

Substantially all revenue is generated in the United States.

For the three months and six months ended June 30, 2020 and June 30, 2019, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can potentially move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. Merchants referred by one ISO organization with potential merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 21.4% and 20.7%

of the Company's consolidated revenues for the three months and six months ended June 30, 2020, respectively, and 17.6% and 17.6% for the three months and six months ended June 30, 2019, respectively.

16.     LOSS PER COMMON SHARE

The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2020	2019	2020	2019

Basic and Diluted Loss Per Common Share:
Numerator:
Net loss	$(7,858)	$(14,130)	$(13,727)	$(20,576)
Less: Earnings attributable to NCI	—	—	—	—
Net loss attributable to common stockholders of Priority Technology Holdings, Inc.	$(7,858)	$(14,130)	$(13,727)	$(20,576)

Denominator:
Weighted-average shares outstanding	67,114	67,094	67,088	67,161

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.21)	$(0.20)	$(0.31)

Potentially anti-dilutive securities that were excluded from earnings per share for the three months and six months ended June 30, 2020 and June 30, 2019 that could be dilutive in future periods were as follows:

(in thousands)	Common Stock Equivalents at
	June 30, 2020	June 30, 2019

Outstanding warrants on common stock	3,556	3,556
Restricted stock unit awards granted under the 2018 Equity Incentive Plan	371	238
Outstanding stock option awards granted under the 2018 Equity Incentive Plan	1,607	2,047
Liability-based restricted stock units	290	—
Restricted stock units granted under the Earnout Incentive Plan	—	95
Total	5,824	5,936

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward- looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the impact of the COVID-19 pandemic;

•	competition in the payment processing industry;

•	the use of distribution partners;

•	any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise;

•	any breakdowns in our processing systems;

•	government regulation, including regulation of consumer information;

•	the use of third-party vendors;

•	any changes in card association and debit network fees or products;

•	any failure to comply with the rules established by payment networks or standards established by third-party processor;

•	any proposed acquisitions or any risks associated with completed acquisitions; and

•	other risks and uncertainties set forth in the "Item 1A - Risk Factors" included in this Quarterly Report or our Annual Report.

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

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a detailed discussion of our results of operations for the three months ended June 30, 2020 (or second quarter 2020) compared to the three months ended June 30, 2019 (or second quarter 2019), and the six months ended June 30, 2020 (or first half of 2020) compared to the six months ended June 30, 2019 (or first half of 2019). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our latest Annual Report on Form 10-K.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

(dollars in thousands)	Three Months Ended June 30,
	2020	2019	Change	% Change

REVENUES	$92,356	$92,142	$214	0.2%

OPERATING EXPENSES:
Costs of services	62,398	62,003	395	0.6%
Salary and employee benefits	9,556	10,356	(800)	(7.7)%
Depreciation and amortization	10,363	9,761	602	6.2%
Selling, general and administrative	6,008	7,586	(1,578)	(20.8)%
Total operating expenses	88,325	89,706	(1,381)	(1.5)%

Income from operations	4,031	2,436	1,595	65.5%

OTHER INCOME (EXPENSES):
Interest expense	(11,668)	(10,776)	(892)	8.3%
Other income, net	194	138	56	40.6%
Total other expenses, net	(11,474)	(10,638)	(836)	7.9%

Loss before income taxes	(7,443)	(8,202)	759	(9.3)%
Income tax expense	415	5,928	(5,513)	(93.0)%
Net loss	$(7,858)	$(14,130)	$6,272	(44.4)%

nm = not meaningful

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

(dollars in thousands)	Six Months Ended June 30,
	2020	2019	Change	% Change

REVENUES	$189,289	$179,788	$9,501	5.3%

OPERATING EXPENSES:
Costs of services	128,762	122,109	6,653	5.4%
Salary and employee benefits	19,685	21,255	(1,570)	(7.4)%
Depreciation and amortization	20,635	18,686	1,949	10.4%
Selling, general and administrative	12,617	14,336	(1,719)	(12.0)%
Total operating expenses	181,699	176,386	5,313	3.0%

Income from operations	7,590	3,402	4,188	123.1%

OTHER INCOME (EXPENSES):
Interest expense	(21,983)	(20,139)	(1,844)	9.2%
Other (expense) income, net	(152)	365	(517)	(141.6)%
Total other expenses, net	(22,135)	(19,774)	(2,361)	11.9%

Loss before income taxes	(14,545)	(16,372)	1,827	(11.2)%
Income tax (benefit) expense	(818)	4,204	(5,022)	(119.5)%
Net loss	$(13,727)	$(20,576)	$6,849	(33.3)%

nm = not meaningful

The following table shows our reportable segments' financial performance data and selected performance measures for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

(in thousands)	Three Months Ended June 30,
	2020	2019	Change	% Change

Consumer Payments:
Revenue	$81,707	$81,454	$253	0.3%
Operating expenses	74,437	74,091	346	0.5%
Income from operations	$7,270	$7,363	$(93)	(1.3)%
Operating margin	8.9%	9.0%
Depreciation and amortization	$8,657	$8,105	$552	6.8%

Key Indicators:
Merchant bankcard processing dollar value	$9,010,908	$10,774,149	$(1,763,241)	(16.4)%
Merchant bankcard transaction volume	92,842	130,146	(37,304)	(28.7)%

Commercial Payments:
Revenue	$5,654	$6,496	$(842)	(13.0)%
Operating expenses	5,179	6,778	(1,599)	(23.6)%
Income (loss) from operations	$475	$(282)	$757	(268.4)%
Operating margin	8.4%	(4.3)%
Depreciation and amortization	$78	$81	$(3)	(3.7)%

Key Indicators:
Merchant bankcard processing dollar value	$64,248	$74,529	$(10,281)	(13.8)%
Merchant bankcard transaction volume	21	28	(7)	(25.0)%

Integrated Partners:
Revenue	$4,995	$4,192	$803	19.2%
Operating expenses	4,150	3,620	530	14.6%
Income (loss) from operations	$845	$572	$273	47.7%
Operating margin	16.9%	13.6%
Depreciation and amortization	$1,334	$1,096	$238	21.7%

Key Indicators:
Merchant bankcard processing dollar value	$122,089	$106,162	$15,927	15.0%
Merchant bankcard transaction volume	388	364	24	6.6%

Income from operations of reportable segments	$8,590	$7,653	$937	12.2%
Less: Corporate expense	(4,559)	(5,217)	658	(12.6)%
Consolidated income from operations	$4,031	$2,436	$1,595	65.5%
Corporate depreciation and amortization	$294	$479	$(185)	(38.6)%

Key indicators:
Merchant bankcard processing dollar value	$9,197,245	$10,954,840	$(1,757,595)	(16.0)%
Merchant bankcard transaction volume	93,251	130,538	(37,287)	(28.6)%

The following table shows our reportable segments' financial performance data and selected performance measures for the six months ended June 30, 2020 compared to the six months ended June 30, 2019:

(in thousands)	Six Months Ended June 30,
	2020	2019	Change	% Change

Consumer Payments:
Revenue	$167,738	$160,463	$7,275	4.5%
Operating expenses	153,316	145,381	7,935	5.5%
Income from operations	$14,422	$15,082	$(660)	(4.4)%
Operating margin	8.6%	9.4%
Depreciation and amortization	$17,240	$15,913	$1,327	8.3%

Key Indicators:
Merchant bankcard processing dollar value	$19,397,656	$20,984,904	$(1,587,248)	(7.6)%
Merchant bankcard transaction volume	212,273	251,030	(38,757)	(15.4)%

Commercial Payments:
Revenue	$12,022	$13,154	$(1,132)	(8.6)%
Operating expenses	10,783	13,887	(3,104)	(22.4)%
Income (loss) from operations	$1,239	$(733)	$1,972	(269.0)%
Operating margin	10.3%	(5.6)%
Depreciation and amortization	$154	$179	$(25)	(14.0)%

Key Indicators:
Merchant bankcard processing dollar value	$136,925	$144,426	$(7,501)	(5.2)%
Merchant bankcard transaction volume	46	58	(12)	(20.7)%

Integrated Partners:
Revenue	$9,529	$6,171	$3,358	54.4%
Operating expenses	8,316	5,832	2,484	42.6%
Income (loss) from operations	$1,213	$339	$874	257.8%
Operating margin	12.7%	5.5%
Depreciation and amortization	$2,645	$1,787	$858	48.0%

Key Indicators:
Merchant bankcard processing dollar value	$246,607	$140,147	$106,460	76.0%
Merchant bankcard transaction volume	836	492	344	69.9%

Income from operations of reportable segments	$16,874	$14,688	$2,186	14.9%
Less: Corporate expense	(9,284)	(11,286)	2,002	(17.7)%
Consolidated income from operations	$7,590	$3,402	$4,188	123.1%
Corporate depreciation and amortization	$596	$807	$(211)	(26.1)%

Key indicators:
Merchant bankcard processing dollar value	$19,781,188	$21,269,477	$(1,488,289)	(7.0)%
Merchant bankcard transaction volume	213,155	251,580	(38,425)	(15.3)%

Impact of COVID-19 on Results and Trends

The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect commercial activity and has contributed to a significant decline in economic activity. Starting in mid-March 2020, COVID-19 began to significantly affect our results. The deterioration accelerated toward the end of March and continued at that level through most of April due to restrictive shelter in place requirements instituted across the United States. In April, we experienced a significant decline in merchant bankcard volume of 31.8% as compared with the comparable period in 2019, which resulted in a decrease in our April revenues of 11.7% and revenues less costs of services of 9.3%. In May, as shelter in place restrictions began to be lifted and regional economies were reopening, our processing volumes began to return and growth was supplemented by the acceleration of certain specialized product offerings including ecommerce. This resulted in increasingly strong results in May and June. Merchant bankcard volumes in May and June were down from the comparable prior year periods by just 15.8% and 1.9%, respectively, while revenues grew 1.7% and 10.8%, respectively. Revenues less costs of services increased 3.5% and 4.5%in May and June, respectively, as compared to the prior year periods. In the second quarter of 2020:

•	Merchant bankcard volume processed in April, May and June was $2.4 billion, $3.2 billion, and $3.6 billion, respectively.

•	Consolidated revenue in April, May and June was $26.7 million, $31.9 million, and $33.8 million, respectively.

•	Consolidated revenue less costs of services in April, May and June was $9.1 million, $10.0 million, and $10.8 million, respectively.

Revenue

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Our consolidated revenue in second quarter 2020 increased by $0.2 million, or 0.2%, to $92.4 million from $92.1 million in second quarter 2019. Revenue growth of $0.3 million in our Consumer Payments segment and $0.8 million in our Integrated Partners segment were partially offset by a revenue decline of $0.8 million in our Commercial Payments segment. Consolidated bankcard processing dollar value and consolidated bankcard transaction volume decreased 16.0% and 28.6%, respectively, in second quarter 2020 while the average consolidated ticket price (calculated by dividing bankcard processing volume by the associated number of transactions processed) grew 17.5% to $98.63 from $83.92 compared to second quarter 2019.

Consumer Payments segment revenue for the second quarter 2020 increased by $0.3 million, or 0.3%, compared to second quarter 2019. Despite a 16.4% decline in merchant bankcard processing dollar volume in the quarter, the revenue increase was driven by strong ecommerce growth. Ecommerce volume offers more favorable pricing to the Company than other merchant categories. The overall merchant mix also resulted in a higher average ticket.

Commercial Payments segment revenue for second quarter 2020 decreased by $0.8 million, or 13.0%, compared to second quarter 2019. This decrease was due to lower revenue from our curated managed services program, partially offset by increases in our commercial payments exchange ("CPX") accounts payable automated solutions services, which grew by 7.9% from $1.3 million in second quarter 2019 to $1.4 million in second quarter 2020. Revenue from our curated managed services programs declined by 18.2% from $5.2 million in second quarter 2019 to $4.2 million in second quarter 2020, driven by lower program activity and incentive revenue.

Revenue in our Integrated Partners segment was $5.0 million for second quarter 2020 compared to $4.2 million for second quarter 2019. Priority Real Estate Technology ("PRET") comprised $4.5 million and $3.7 million of this segment's revenue in second quarter 2020 and second quarter 2019, respectively. PRET is comprised primarily of the assets acquired from YapStone, Inc. in March 2019 and the net assets acquired from RadPad Holdings, Inc. Revenue from Priority PayRight Health Solutions and Priority Hospitality Technology, whose assets we acquired in April 2018 and February 2019, respectively, comprise the remainder of this segment's revenue.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Our consolidated revenue in the first half of 2020 increased by $9.5 million, or 5.3%, to $189.3 million from $179.8 million in first half of 2019. Revenue growth of $7.3 million in our Consumer Payments segment and $3.4 million in our Integrated Partners segments were partially offset by a decline of $1.1 million in our Commercial Payments segment. Consolidated bankcard processing dollar value and consolidated bankcard transaction volume decreased by 7.0% and 15.3%, respectively in the first half of 2020 while the average consolidated ticket price grew 9.8% to $92.80 from $84.54 compared to first half of 2019.

Consumer Payments segment revenue in the first half of 2020 increased by $7.3 million, or 4.5%, compared to the first half of 2019. Despite a 7.6% decline in merchant bankcard processing dollar volume in the first half of 2020, the revenue increase was driven by strong ecommerce growth, particularly in the second quarter of 2020. Ecommerce volume offers more favorable pricing to the Company than other merchant categories. The overall merchant mix also resulted in a higher average ticket.

Commercial Payments segment revenue for the first half of 2020 decreased by $1.1 million, or 8.6%, compared to the first half of 2019. This decrease was due to lower revenues from our curated managed services program, partially offset by increases in our CPX accounts payable automated solutions services, which grew by $0.5 million from $2.5 million in the first half of 2019 to $3.0 million in the first half of 2020. Revenue from our curated managed services program declined by $1.6 million from $10.6 million in the first half of 2019 to $9.0 million in the first half of 2020, driven by lower program activity and incentive revenue in 2020.

Integrated Partners segment revenue for the first half of 2020 increased by $3.4 million, or 54.4%, compared to the first half of 2019. PRET comprised $8.5 million and $5.3 million of this segment's revenue in the first half of 2020 and the first half of 2019, respectively. PRET's revenues in the first half of 2019 began to reflect revenue from the YapStone assets which were acquired in March 2019.

Operating expenses

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Our consolidated operating expenses decreased $1.4 million, or 1.5%, from $89.7 million in second quarter 2019 to $88.3 million in second quarter 2020. This overall decrease was driven by a $0.8 million reduction in salary and employee benefit expenses due primarily to reduced headcount. At June 30, 2020 we had 537 full-time equivalent employees compared to 575 at June 30, 2019. Selling, general and administrative ("SG&A") expenses decreased by $1.6 million attributable mainly to decreases in office and travel-related costs due to the COVID-19 pandemic, lower outside professional fees due to in-sourcing of certain services, and an overall focus on cost containment. Partially offsetting these decreases was an increase in depreciation and amortization expense of $0.6 million, or 6.2%, caused by higher amortization expense in 2020 from acquired intangible assets and internally-developed software. Consolidated operating expenses in the second quarter 2020 and the second quarter 2019 included non-recurring expenses of $1.4 million and $1.6 million, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Our consolidated operating expenses increased by $5.3 million, or 3.0%, from $176.4 million in the first half of 2019 to $181.7 million in the first half of 2020. This overall increase was driven by higher revenues of 5.3%, which was reflected in the corresponding increase of $6.7 million, or 5.4%, for costs of services. Depreciation and amortization expense also increased $1.9 million, or 10.4%, due to higher amortization expense in 2020 from acquired intangible assets and internally-developed software. Partially offsetting these increases in the first half of 2020 were decreases in salary and employee benefits and in SG&A expenses. Salary and employee benefits decreased by $1.6 million, or 7.4%, in the first half of 2020 due to lower headcount. SG&A expenses decreased by $1.7 million attributable mainly to decreases in office and travel-related costs beginning in mid-March 2020 due to the COVID-19 pandemic, lower outside professional fees due to in-sourcing of certain services, and an overall focus on cost containment. Consolidated operating expenses in the first half of 2020 and the first half of 2019 included non-recurring expenses of $2.8 million for both periods.

Income from operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Consolidated income from operations increased by $1.6 million, or 65.5%, from $2.4 million for second quarter 2019 to $4.0 million for second quarter 2020. Our consolidated operating margin for second quarter 2020 was 4.4% compared to 2.6% for second quarter 2019. This margin increase was the result of lower salary and employee benefits of $0.8 million and lower SG&A expense of $1.6 million, partially offset by higher depreciation and amortization expense of $0.6 million and lower revenue less costs of services of $0.2 million.

Our Consumer Payments segment contributed $7.3 million in income from operations for second quarter 2020, a slight decrease of $0.1 million, or 1.3%, from $7.4 million for second quarter 2019. A $0.6 million increase in depreciation and amortization expense primarily related to residual rights of acquired merchant portfolios and internally-developed software was offset by a $0.7 million decrease in salaries and employee benefits and a $0.6 million decrease in SG&A expenses.

Our Commercial Payments segment earned income from operations of $0.5 million for second quarter 2020 compared to a loss from operations of $0.3 million for second quarter 2019. This improvement was largely driven by a $0.2 million decrease in salaries and employee benefits and a $0.6 million decrease in SG&A expenses.

Our Integrated Partners segment contributed $0.8 million in income from operations for second quarter 2020 compared to $0.6 million for second quarter 2019. This improvement was largely attributable to growth in electronic rent payments revenue within PRET. Operating results for second quarter 2020 and second quarter 2019 included depreciation and amortization expense of $1.3 million and $1.1 million, respectively, primarily related to the acquired YapStone assets. Other operating expenses in second quarter 2020 and second quarter 2019 also included expenses for transition services related to the acquired YapStone assets of $0.8 million and $0.7 million, respectively.

Corporate expenses were $4.6 million for second quarter 2020, a decrease of $0.7 million, or 12.6%, from expenses of $5.2 million for second quarter 2019. This decline in Corporate expenses was due primarily to a $0.6 million decrease in SG&A expenses. Corporate expenses that we deem to be non-recurring in nature were $0.5 million and $0.8 million for second quarter 2020 and second quarter 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Consolidated income from operations increased by $4.2 million, or 123.1%, from $3.4 million for the first half of 2019 to $7.6 million for the first half of 2020. Our consolidated operating margin for the first half of 2020 was 4.0% compared to 1.9% for the first half of 2019. This margin increase was the result of higher revenues less costs of services of $2.8 million, lower salary and employee benefits of $1.6 million, and lower SG&A expenses of $1.7 million, partially offset by higher depreciation and amortization expense of $1.9 million.

Our Consumer Payments segment contributed $14.4 million in income from operations for the first half of 2020, a decrease of $0.7 million, or 4.4%, from the $15.1 million for the first half of 2019. This decrease was the result of lower revenue less costs of services of $0.5 million and a $1.3 million increase in depreciation and amortization expenses primarily related to residual rights of acquired merchant portfolios and internally-developed software, which were partially offset by a $1.0 million decrease in salaries and employee benefits expenses and a $0.1 million decrease in SG&A expenses.

Our Commercial Payments segment earned income from operations of $1.2 million for the first half of 2020 compared to a loss from operations of $0.7 million for the first half of 2019. This improvement was driven by a $0.6 million improvement in revenues less costs of services, a $0.3 million decrease in salaries and employee benefits expenses, and a $1.0 million decrease in SG&A expenses.

Our Integrated Partners segment contributed $1.2 million in income from operations for the first half of 2020 compared to $0.3 million in the first half of 2019. The growth in 2020 was largely attributable to the YapStone assets acquired in late first quarter of 2019. Operating results for the first half of 2020 and the first half of 2019 included depreciation and amortization expense of $2.6 million and $1.8 million, respectively, primarily related to the acquired YapStone assets. Other operating expenses in the first half of 2020 and the first half of 2019 also included $1.7 million and $0.7 million, respectively, for transition services related to the assets acquired from YapStone, Inc.

Corporate expenses were $9.3 million for the first half of 2020, a decrease of $2.0 million, or 17.7%, from expenses of $11.3 million for the first half of 2019. The decline in Corporate expenses was due primarily to a $1.6 million decrease in SG&A expenses. Corporate expenses that we deem to be non-recurring in nature were $1.0 million and $2.0 million in the first half of 2020 and the first half of 2019, respectively.

Interest expense

For second quarter 2020, interest expense increased by $0.9 million, or 8.3%, to $11.7 million from $10.8 million in second quarter 2019. For the first half of 2020, interest expense increased $1.8 million, or 9.2%, to $22.0 million from $20.1 million in the first half of 2019. These increases in 2020 were primarily due to higher outstanding borrowings driven by draws on the revolving credit facility and increases in the applicable margins on the Senior Credit Agreement and the GS Credit Agreement that resulted from the Sixth Amendment in March 2020. The amortization of deferred financing costs and debt discounts increased our reported interest expense and the effective interest rates under our Senior Credit Agreement and GS Credit Agreement, as disclosed in Note 8, Debt Obligations.

Income taxes

We assess all available positive and negative evidence to estimate whether sufficient taxable income will be generated in the future to permit use of the existing deferred tax assets. ASC 740, Income Taxes ("ASC 740"), requires that all sources of future taxable income be considered in making this determination. The Tax Cuts and Jobs Act of 2017 amended section 163(j) of the Internal Revenue Code. Section 163(j), as amended, limits the business interest deduction to 30% of adjusted taxable income ("ATI"). For taxable years through 2021, the calculation of ATI closely aligns with earnings before interest, taxes, depreciation and amortization ("EBITDA"). Commencing in 2022, the ATI limitation more closely aligns with earnings before interest and taxes ("EBIT"), without adjusting for depreciation and amortization.  Any business interest in excess of the annual limitation is carried forward indefinitely.  In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020.

With respect to recording a deferred tax benefit for the carryforward of business interest expense, GAAP applies a "more likely than not" threshold for assessing recoverability. On the basis of our assessment, during second quarter 2020, second quarter 2019, the first half of 2020, and the first half of 2019, we recorded increases in the deferred income tax valuation allowance of $2.2 million, $5.3 million, $4.2 million, and $5.3 million, respectively, associated with excess business interest for the then-current reporting periods. During second quarter 2019 and in the first half of 2019, we recorded discrete increases to the valuation allowance of $2.6 million for excess business interest related to a prior year(s). In the first half of 2020 we recorded a decrease to the valuation allowance of $1.5 million for business interest related to 2019 as a result of the CARES Act. These provisions and adjustments are a component of our income tax benefit reported on our consolidated statements of operations.

We will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

We compute our interim period income tax expense or benefit by using a forecasted estimated annual effective tax rate ("EAETR") and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income.  The EAETR for 2020 is a tax benefit of 5.0% and includes the income tax benefit on pre-tax losses, offset by a tax provision related to establishment of a valuation allowance for deferred income tax on the 2020 portion of the Section 163(j) limitation, and a tax provision adjustment related to the release of a portion of our valuation allowance on our 2019 Section 163(j) limitation as a result of the CARES Act.

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

Our income from operations for all reporting periods presented herein included certain SG&A expenses that we consider to be non-recurring in nature, including transition services from YapStone, Inc. related to integration of the March 2019 asset acquisition and certain legal and professional expenses related to non-recurring matters. These expenses totaled $1.4 million and $2.8 million for the three months and six months ended June 30, 2020, respectively, and $1.6 million $2.8 million for the three months and six months ended June 30, 2019, respectively, as disclosed in the reconciliation table presented below.

The non-GAAP reconciliations of EBITDA, Adjusted EBITDA, and Consolidated Adjusted EBITDA to consolidated net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, include adjustments for these and certain other items, are shown in the table below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Consolidated Net Loss (GAAP)	$(7,858)	$(14,130)	$(13,727)	$(20,576)
Add: Interest expense (1)	11,668	10,776	21,983	20,139
Add: Depreciation and amortization	10,363	9,761	20,635	18,686
Add: Income tax expense (benefit)	415	5,928	(818)	4,204
EBITDA (non-GAAP)	14,588	12,335	28,073	22,453
Further adjusted by:
Add: Non-cash stock-based compensation	688	1,023	$1,026	2,183
Add: Non-recurring expenses:
Debt modification expenses	—	—	376	—
Write-off of an equity-method investment	—	—	211	—
Certain legal services (2)	425	371	899	885
Professional, accounting and consulting fees (3)	121	459	145	1,130
YapStone transition services	839	747	1,735	747
Adjusted EBITDA (non-GAAP)	16,661	14,935	$32,465	$27,398
Further adjusted by:
Add: Pro-forma impact of acquisitions	—	45	—	3,175
Add: Other professional and consulting fees	375	357	750	752
Less: Other adjustments and tax expenses	(100)	5	(100)	(164)
Consolidated Adjusted EBITDA (non-GAAP) (4)	$16,936	$15,342	$33,115	$31,161

(1) Interest expense includes amortization of debt issuance costs and discount.

(2) Legal expenses related to business and asset acquisition activity, settlement negotiation and other litigation expenses.

(3) Primarily transaction-related, capital markets and accounting advisory services.

(4) Presented to reflect the definition in the Company's credit agreements, as amended. Until December 31, 2019, the Consolidated Adjusted EBITDA of the borrowers under the credit agreements excluded expenses of Priority Technology Holdings, Inc., which is neither a borrower nor a guarantor under the credit agreements, subsequent to its acquisition of Priority Holdings, LLC on July 25, 2018. Effective December 31, 2019, in accordance with the Sixth Amendment, the Consolidated Adjusted EBITDA of the borrowers under the credit agreements includes expenses of Priority Technology Holdings, Inc. Consolidated Adjusted EBITDA of the borrowers was approximately $18.9 million and $38.4 million for the three months and six months ended June 30, 2019, respectively. The amounts for the three months and six months ended June 30, 2019 excluded $3.6 million and $7.2 million, respectively, of expenses of Priority Technology Holdings, Inc.

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2019, the following key changes have occurred at June 30, 2020.

Cash

Cash increased by $0.5 million during the first half of 2020. Excluding restricted cash, the increase was $2.6 million. For an explanation of the key drivers of this change, see the subsequent section, Liquidity and Capital Resources.

Intangible Assets

Intangible assets, net of accumulated amortization, decreased during the first half of 2020 by $14.1 million due to amortization expense of $16.9 million, partially offset by $3.3 million payment for additions to intangible assets during the first half of 2020.

Debt Obligations

Outstanding amounts for our debt obligations under our Senior Credit Agreement and our GS Credit Agreement increased by a net of $4.4 million during the first half of 2020. This increase was driven by additional net borrowings of $3.0 million on the revolving facility under our Senior Credit Agreement and PIK interest of $3.3 million and $0.2 million added to the amount outstanding under our GS Credit Agreement and Senior Credit Agreement, respectively. This overall increase was partially offset by $2.0 million of principal repayment on the term facility of our Senior Credit Agreement

Stockholders' Deficit

Stockholders' deficit attributable to the stockholders of the Company changed by $12.8 million, from a deficit of $126.3 million at December 31, 2019 to a deficit of $139.2 million at June 30, 2020. The primary driver of this change was the net loss of $13.7 million for the first half of 2020 million, partially offset by a $0.9 million increase to additional paid-in capital for equity-based stock compensation.

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

Our working capital, defined as current assets less current liabilities, was $(4.8) million and $1.2 million at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we had cash totaling $5.9 million compared to $3.2 million at December 31, 2019. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds of $45.1 million at June 30, 2020 and $47.2 million at December 31, 2019.

At June 30, 2020, approximately $10.5 million was available under the revolving credit facility of our Senior Credit Agreement.

The following tables and narrative reflect our changes in cash flows for the comparative periods:

(dollars in thousands)	Six Months Ended June 30,
	2020	2019

Net cash (used in) provided by:
Operating activities	$9,822	$3,720
Investing activities	(7,535)	(89,776)
Financing activities	(1,752)	79,437
Net increase (decrease) in cash and restricted cash	$535	$(6,619)

Cash Provided By Operating Activities

Net cash provided by operating activities, which includes changes in restricted cash, in the first half of 2020 was $9.8 million compared to net cash provided by operating activities of $3.7 million for the first half of 2019. This $6.1 million increase for the first half of 2020 was principally the result of higher cash flows from operations and changes in assets and liabilities, partially offset by a decrease in restricted cash flows.

Cash Used In Investing Activities

Net cash used in investing activities was $7.5 million and $89.8 million for the first half of 2020 and the first half of 2019, respectively. Cash used in investing activities for the first half of 2019 included $15.8 million used for residual buyouts and $63.8 million used to acquire certain intangible assets from YapStone. Cash used to acquire property, equipment, and software amounted to $4.2 million and $5.4 million for the first half of 2020 and first half of 2019, respectively.

Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $1.8 million for the first half of 2020 compared to cash provided of $79.4 million in the first half of 2019. The amount for the first half of 2019 included new borrowings under our Senior Credit Agreement consisting of $14.0 million under the revolving facility and a $69.7 million delayed draw under the term facility that was used to acquire certain assets from YapStone, Inc.

COVID-19 Pandemic

Our results of operations for the most of the first quarter of 2020 were not significantly impacted by the COVID-19 pandemic since the economic consequences of the pandemic did not begin to materially impact consumer payment transactions in the United States until the last half of March 2020. Beginning in mid-March, however, the pandemic began to negatively impact our daily consumer payment processing volumes as the pandemic spread across the United States and restrictive shelter in place requirements were instituted.

In mid-April 2020, we implemented several actions to reduce expenses and preserve cash in order to mitigate the financial impact of COVID-19. We continue to closely monitor the effects of the pandemic on our financial results, and will take additional cost-saving actions, if necessary, to further mitigate its impact.

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

Commitments and Contractual Obligations

Commitments

See Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheets as of June 30, 2020 or December 31, 2019.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates as of June 30, 2020.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses in our internal control over financial reporting that were most recently described in the Report of Management on Internal Control Over Financial Reporting in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Beginning in 2019, we implemented additional policies and procedures to enhance our internal controls with respect to timely reconciliations. As we continue to evaluate and improve our internal controls over financial reporting, additional measures to remediate the material weaknesses or modifications to certain of the remediation procedures described above may be necessary, including improvements to, or replacement of, the accounting and financial reporting system.

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

c)  Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, most of our employees have been working remotely since mid-March 2020. We determined that no material changes were necessary to ensure that our internal control over financial reporting addresses risks of working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the effectiveness of our internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings and claims which occur in the normal course of our business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

As of June 30, 2020, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, except as follows.

Our business has been and is likely to continue to be negatively affected by the recent COVID-19 outbreak.

The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect commercial activity and has contributed to significant declines in economic activity. Starting in mid-March 2020, COVID-19 began to significantly affect our results. The deterioration accelerated toward the end of March and has adversely affected and is likely to have a further negative effect on our near-term financial results due to reduced consumer spending upon which our revenues depend.

In particular, the COVID-19 pandemic has affected a number of operational factors, including:

•	Merchant temporary closures and failures;

•	Continued and/or worsening unemployment which may negatively influence consumer spending;

•	Third-party disruptions, including potential outages at network providers, and other suppliers; and

•	Increased cyber and payment fraud risk.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and difficult to predict at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the restrictive actions taken to contain the virus or treat its effects, its effects on our customers and how quickly and to what extent normal economic and operating conditions, operations and demand for our services can resume. It is also likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a recession. Accordingly, while we expect that the COVID-19 pandemic will have an adverse effect on our revenues and financial results for the remainder of 2020, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time.

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

PRIORITY TECHNOLOGY HOLDINGS, INC.

August 13, 2020	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

August 13, 2020	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial Officer)