Form 10-Q
period 2020-09-30
Priority Technology Holdings, Inc.
filed 2020-11-13
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

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

As of November 6, 2020, a total of 67,670,753 shares of common stock, par value $0.001 per share, were issued and 67,219,529 shares were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	Unaudited
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$21,695	$3,234
Restricted cash	37,135	47,231
Accounts receivable, net of allowance for doubtful accounts of $544 and $803	40,122	37,993
Prepaid expenses and other current assets	3,968	3,897
Current portion of notes receivable	1,435	1,326
Settlement assets	327	533
Total current assets	104,682	94,214

Notes receivable, less current portion	4,684	4,395
Property, equipment, and software, net	23,490	23,518
Goodwill	106,832	109,515
Intangible assets, net	97,239	182,826
Deferred income taxes, net	42,962	49,657
Other non-current assets	522	380
Total assets	$380,411	$464,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$23,744	$26,965
Accrued residual commissions	22,028	19,315
Customer deposits and advance payments	3,449	4,928
Income taxes payable	5,950	—
Current portion of long-term debt	15,583	4,007
Settlement obligations	30,288	37,789
Total current liabilities	101,042	93,004

Long-term debt, net of current portion, discounts and debt issuance costs	371,206	485,578
Other non-current liabilities	6,424	6,612
Total long-term liabilities	377,630	492,190

Total liabilities	478,672	585,194

Stockholders' deficit:
Preferred stock - $0.001 par value per share; 100,000,000 shares authorized; zero issued or outstanding	—	—
Common stock - $0.001 par value per share; 1,000,000,000 shares authorized; 67,617,561 and 67,512,167 shares issued, respectively; 67,166,337 and 67,060,943 shares outstanding, respectively	68	68
Additional paid-in capital	5,068	3,651
Treasury stock, 451,224 common shares, at cost	(2,388)	(2,388)
Accumulated deficit	(101,009)	(127,674)
Total Priority Technology Holdings, Inc. stockholders' deficit	(98,261)	(126,343)
Non-controlling interest in subsidiary	—	5,654
Total stockholders' deficit	(98,261)	(120,689)

Total liabilities and stockholders' deficit	$380,411	$464,505
See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES	$108,962	$93,883	$298,251	$273,671

OPERATING EXPENSES:
Costs of services	74,971	63,718	203,733	185,827
Salary and employee benefits	10,010	10,668	29,695	31,923
Depreciation and amortization	10,251	10,077	30,886	28,763
Selling, general and administrative	6,688	6,695	19,305	21,031
Total operating expenses	101,920	91,158	283,619	267,544

Income from operations	7,042	2,725	14,632	6,127

OTHER INCOME (EXPENSES):
Interest expense	(13,471)	(10,463)	(35,454)	(30,602)
Debt extinguishment and modification costs	(1,523)	—	(1,899)	—
Gain on sale of business	107,239	—	107,239	—
Other income, net	190	158	414	523
Total other income (expenses), net	92,435	(10,305)	70,300	(30,079)

Income (loss) before income taxes	99,477	(7,580)	84,932	(23,952)

Income tax expense (benefit)	13,737	(1,736)	12,919	2,468

Net income (loss)	85,740	(5,844)	72,013	(26,420)

Less net income attributable to redeemable non-controlling interests and redeemed non-controlling interests	(45,348)	—	(45,348)	—

Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$40,392	$(5,844)	$26,665	$(26,420)

Income (loss) per common share:
Basic	$0.60	$(0.09)	$0.40	$(0.39)
Diluted	$0.60	$(0.09)	$0.40	$(0.39)

Weighted-average common shares and equivalents:
Basic	67,167	67,007	67,114	67,109
Diluted	67,286	67,007	67,131	67,109

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$72,013	$(26,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain recognized on sale of business	(107,239)	—
Transaction costs upon sale of business	(4,372)	—
Depreciation and amortization of assets	30,886	28,763
Equity-classified and liability-classified stock compensation	1,627	3,354
Amortization of debt issuance costs and discounts	1,798	1,250
Deferred income tax expense (benefit)	10,442	(5,376)
Change in allowance for deferred tax assets	(3,747)	7,844
Payment-in-kind interest	6,643	3,807
Debt extinguishment and modification costs	1,523	—
Impairment charge for intangible asset	980	—
Other non-cash items, net	211	(157)
Change in operating assets and liabilities, excluding business sale:
Accounts receivable	(3,962)	(1,840)
Settlement assets and obligations, net	(7,295)	6,696
Prepaid expenses and other current assets	(296)	(810)
Income taxes payable	6,026	—
Notes receivable	(398)	(376)
Accounts payable and other accrued liabilities	287	(6,091)
Customer deposits and advance payments	(1,479)	250
Other assets and liabilities, net	(512)	(277)
Net cash provided by operating activities	3,136	10,617

Cash flows from investing activities:
Sale of business	179,416	—
Additions to property, equipment and software	(6,011)	(8,662)
Acquisitions of intangible assets	(4,415)	(81,777)
Note receivable loan funding	—	(3,000)
Other investing activity	—	(184)
Net cash provided by (used in) investing activities	168,990	(93,623)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	69,650
Repayment of long-term debt	(109,505)	(2,827)
Debt modification costs (paid) refunded	(2,749)	83
Borrowings under revolving credit facility	7,000	14,000
Repayments under revolving credit facility	(7,505)	(2,500)
Profit distributions to redeemable non-controlling interests of subsidiaries	(45,348)	—
Redemption of redeemable non-controlling interest of subsidiary	(5,654)	—
Repurchases of common stock	—	(2,388)
Net cash (used in) provided by financing activities	(163,761)	76,018

Net change in cash and restricted cash:
Net increase (decrease) in cash and restricted cash	8,365	(6,988)
Cash and restricted cash at beginning of period	50,465	33,831
Cash and restricted cash at end of period	$58,830	$26,843

Supplemental cash flow information:
Cash paid for interest	$26,828	$25,527

Non-cash investing and financing activities:
Payment-in-kind interest added to principal of debt obligations	$6,643	$3,807
Payment of accrued contingent consideration for asset acquisition from offset of account receivable	$1,686	$—
Accrued purchases of property, equipment and software	$—	$34
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$—	$5,654

Reconciliation of cash and restricted cash:
Cash	$21,695	$4,191
Restricted cash	37,135	22,652
Total cash and restricted cash	$58,830	$26,843

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

Comprehensive Income (Loss)

For the three months and nine months ended September 30, 2020 and September 30, 2019, the Company had no activities to report as components of other comprehensive income (loss). Therefore, no separate Statement of Comprehensive Income (Loss) was prepared for any reporting period as the Company's net income (loss) from continuing operations comprises all of its comprehensive income (loss).

Comparability of Reporting Periods

Certain prior period amounts in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, with no net effect on income from operations, income (loss) before income taxes, net income (loss), stockholders' deficit, or cash flows from operations, investing, or financing activities for any period presented.

The Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, for the 2019 annual reporting period included in its Annual Report on Form 10-K for the year ended December 31, 2019 using the full retrospective transition method. Accordingly, the unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2019 presented herein has been recasted to retroactively reflect the provisions of ASC 606. The adoption of ASC 606 had no net effect on the Company's income from operations, income (loss) before income taxes, net income (loss), consolidated balance sheet, or cash flows from operations, investing, or financing activities.

Accounting Policies and New Accounting Standards Adopted

There have been no material changes to the Company's accounting policies as described in its most recent Annual Report on Form 10-K for the year ended December 31, 2019. The Company did not adopt any new accounting standards during the three months and nine months ended September 30, 2020, except for ASU 2018-13, as described below.

Disclosures for Fair Value Measurements (ASU 2018-13)

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 eliminated, added, and modified certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board's ("FASB") disclosure framework project. Certain amendments must be applied prospectively while others are applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of this ASU had no effect on the Company's financial position, results of operations or cash flows. Note 15, Fair Value, reflects the disclosure provisions of ASU 2018-13.

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

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases, and supplemented by subsequent ASUs ("ASC 842"). Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. Based on the current expectation for the expiration of the Company's EGC status, the Company must adopt this standard no later than the beginning of 2022 for annual and interim reporting periods. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet. The Company is still evaluating the potential effects that the adoption of ASC 842 may have on its results of operations. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

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

2. SALE OF BUSINESS

On September 1, 2020, Priority Real Estate Technology LLC ("PRET"), a majority-owned and consolidated subsidiary of the Company, entered into an asset purchase agreement (the "Agreement") with MRI Payments LLC and MRI Software LLC (together, "MRI" or the buyer) to sell certain assets from PRET's real estate services business. The buyer also agreed to assume certain obligations associated with the assets. The transaction contemplated by the Agreement was completed on September 22, 2020 after receiving regulatory approval. Prior to execution of the Agreement, the buyer was not a related party of PRET or the Company.

The assets covered by the Agreement were substantially the same assets that PRET acquired in March 2019 from YapStone, Inc. and these assets constituted PRET's RentPayment component, which was part of the Integrated Partners reporting unit, operating segment and reportable segment. These assets consist of contracts with customers, an assembled workforce, technology-related assets, Internet domains, trade names and trademarks. The buyer also assumed obligations under an in-place and off-balance-sheet operating lease for office space. Since PRET's acquisition of these assets from YapStone, Inc. in March 2019, PRET and the Company have made operational changes that resulted in these assets becoming a business as defined by the provisions of ASU 2017-01, Clarifying the Definition of a Business, before their sale to MRI.

Proceeds received by PRET were $179.4 million, net of $584,000 for a working capital adjustment. The gain amounted to $107.2 million as follows:

(in thousands)

Gross cash consideration from buyer	$180,000
Less working capital adjustment paid in cash	(584)
Net proceeds from buyer	179,416

Transaction costs incurred	(5,383)
Assets sold:
Intangible assets	(62,158)
Other assets sold, net of obligations assumed	(716)
Goodwill assigned to business sale	(2,683)
Other intangible assets	(1,237)
Pre-tax gain on sale of business	$107,239

PRET is a limited liability company and is a pass-through entity for income tax purposes. Income tax expenses associated with the gain attributable to the stockholders of the Company were estimated to be approximately $12.4 million.

Allocation of net proceeds, after transaction costs, to the PRET members included return of each member's invested capital in PRET and excess proceeds were distributed in accordance with the distribution provisions of the PRET LLC governing agreement. The Company's invested capital amounted to $71.8 million, which included the assets sold, goodwill and other intangible assets. The non-controlling interest's invested capital was $5.7 million. Approximately $51.4 million and $45.1 million of the excess proceeds were distributed to the Company and the non-controlling interests, respectively.

As disclosed in Note 9, Debt Obligations, $106.5 million of cash received by the Company was used on September 25, 2020 to reduce the outstanding balance of the term loan facility under the Company's Senior Credit Facility.

Operating Lease Obligation

The buyer assumed an in-place operating lease in Dallas, Texas which expires on November 1, 2024. The Company has not adopted ASC 842; therefore this lease obligation was not reflected in the Company's balance sheet prior to the assumption by the buyer. The Company has been relieved of minimum lease payment obligations totaling $467,000 for the remainder of the current lease term.

Continuing Operations

Based on historical financial results, the Company does not believe the sale of the RentPayment component represents a strategic shift. Therefore, in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company will not classify or report the business that was sold as discontinued operations in its consolidated financial statements for any reporting period. The Company will continue to serve the rental property market through its ongoing PRET operations.

Pro Forma Information

The following pro forma information is provided for the business (the RentPayment component) that was sold under the Agreement, excluding the gain recognized on the sale transaction:

(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$3,883	$3,652	$12,118	$8,058
Income from operations (1)	$307	$1,117	$1,805	$2,586
Net income (2) (3)	$259	$861	$1,765	$2,320
Net income attributable to the stockholders of Priority Technology Holdings, Inc. (4)	$259	$861	$1,765	$2,320

Income per common share for stockholders of Priority Technology Holdings, Inc. - Basic and Diluted (4)	$—	$0.01	$0.03	$0.03

(1) Historical financial results are not being reported as discontinued operations.
(2) Does not reflect interest expense on the borrowings used to acquire the YapStone assets in March 2019.
(3) Pro forma income tax expense based on the following consolidated effective tax (benefit) rates of Priority Technology Holdings, Inc.: 15.5% for third quarter 2020; 22.9% for third quarter 2019; 2.2% for the nine months ended September 30, 2020, and (10.3)% for the nine months ended September 30, 2019. These rates exclude the effect of the $107.2 million gain on the sale recognized during the quarter and nine months ended September 30, 2020.
(4) Prior to the September 2020 sale transaction that resulted in the gain on the sale, no earnings or losses of the PRET LLC were attributable to the NCIs of PRET.

3.    REVENUES

For all periods presented, substantially all of the Company’s revenues from services were recognized over time. Revenues and commissions earned from the sales of payment equipment were typically recognized at a point in time.

The following table presents a disaggregation of the Company's consolidated revenues by type, and the relationships to the Company's reportable segments, for the three months and nine months ended September 30, 2020 and September 30, 2019:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue Type

Merchant card fees	$102,481	$85,719	$277,253	$249,267
Outsourced services and other services	5,387	7,143	18,143	21,750
Equipment	1,094	1,021	2,855	2,654
Total revenues	$108,962	$93,883	$298,251	$273,671

Revenues earned in these disaggregated categories consist of following:

•Merchant card fees - revenues related to discount rates and interchange fees earned from payment services provided by the Company's Consumer Payments, Commercial Payments, and Integrated Partners segments.

•Outsourced services and other services - business process outsourcing services provided by our Commercial Payments segment primarily to certain business customers of American Express, auxiliary services provided primarily to customers in the Company's Integrated Partners segment, and revenue from automated clearing house ("ACH") services.

•Equipment - revenues from sales of point-of-sale equipment and other payment-processing equipment sold to customers in the Company's Consumer Payments segment.

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

Supplemental balance sheet information related to contracts from customers as of September 30, 2020 and December 31, 2019 was as follows:

(in thousands)	Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019

Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,634	$1,912

The balance for the contract liabilities was $1,315,000, $1,738,000, and $1,776,000 at September 30, June 30, and January 1, 2019, respectively. The changes in the balances during the three months and nine months ended September 30, 2020 and September 30, 2019 were due to the timing of advance payments received from the customer. Substantially all of these balances are recognized as revenue within twelve months.

Net contract assets were not material for any period presented.

Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months and nine months ended September 30, 2020 and September 30, 2019.

4.    NON-CONTROLLING INTERESTS

See Note 13, Reconciliation of Stockholders' Deficit and Non-Controlling Interests, for additional information on transactions with non-controlling interests during the three months and nine months ended September 30, 2020.

YapStone

In March 2019, the Company, through one of its subsidiaries, PRET, acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone, Inc. ("YapStone") under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest ("NCI") in PRET. The fair value of the NCI was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from a drawdown of the Senior Credit Facility on a delayed basis as provided for and pursuant to the third amendment thereto executed in December 2018.

During the three months and nine months ended September 30, 2020 and September 30, 2019, no earnings from the operations of PRET were attributable to the NCIs pursuant to the PRET operating agreement. However, as disclosed in Note 2, Sale of Business, during third quarter 2020, PRET sold assets to a third party that substantially represented the YapStone net assets acquired in March 2019. Based on the PRET operating agreement, the NCIs were attributed with $45.1 million of the gain recognized by PRET for the sale transaction in September 2020. This $45.1 million, along with the $5.7 million carrying value of the NCI issued to YapStone, Inc. in March 2019, were distributed in cash to the PRET NCIs in September 2020. Simultaneous with the cash distributions, all of the NCIs of PRET fully redeemed their interests.

Related Party Non-Controlling Interest

See Note 12, Related Party Transactions, for information about assets contributed to the Company during the first quarter of 2019 that involved a contingent purchase price.

5.    SETTLEMENT ASSETS AND OBLIGATIONS

Consumer Payments Segment

In the Company’s Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of a member bank until the merchant is funded. The Company has agreements with member banks which allow the Company to route transactions under the member bank's control to clear transactions through the card networks. Timing differences, interchange fees, merchant reserves and exception items cause differences between the amounts received from the card networks and the amounts funded to the merchants. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company’s consolidated balance sheets. Member banks held merchant funds of $97.9 million and $79.8 million at September 30, 2020 and December 31, 2019, respectively.

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
The Company's settlement assets and obligations at September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	As of
	September 30, 2020	December 31, 2019
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$372	$446
Card settlements due (to) from processors	(45)	87
Total settlement assets	$327	$533

Settlement Obligations:
Card settlements due to merchants	$2	$44
Due to ACH payees (1)	30,286	37,745
Total settlement obligations	$30,288	$37,789

(1) Amounts due to ACH payees are held by the Company in restricted cash.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As disclosed in Note 2, Sale of Business, in September 2020 PRET sold certain assets from PRET's real estate services business, which resulted in the reduction of certain goodwill and intangible assets in the Company's Integrated Partners reporting unit.

The Company's goodwill was as follows:

(in thousands)	September 30, 2020	December 31, 2019

Consumer Payments	$106,832	$106,832
Integrated Partners	—	2,683
	$106,832	$109,515

The Company considered the market conditions generated by the COVID-19 pandemic and concluded that there were no indicators of impairment for the goodwill of the Consumer Payments reporting unit for the three months and nine months ended September 30, 2020.

The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit may be below its carrying value. The Company will continue to monitor the economic impact of COVID-19 on its ongoing assessment of goodwill. The Company expects to perform its next annual goodwill impairment test during the fourth quarter of 2020 using market data and discounted cash flow analysis. The Company concluded there was no impairment as of September 30, 2020 or December 31, 2019. As such, there was no accumulated impairment loss as of September 30, 2020 and December 31, 2019.

The Company's intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, non-compete agreements, and residual buyouts. As of September 30, 2020 and December 31, 2019, intangible assets consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019

Other intangible assets:
Merchant portfolios	$48,472	$114,554
Customer relationships	39,770	40,740
Residual buyouts	113,979	112,731
Non-compete agreements	3,390	3,390
Trade names	2,700	2,870
Technology	13,880	15,390
ISO relationships	15,200	15,200
Total gross carrying value	237,391	304,875

Less accumulated amortization:
Merchant portfolios	(16,036)	(12,655)
Customer relationships	(28,454)	(25,836)
Residual buyouts	(69,373)	(59,796)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,421)	(1,273)
Technology	(13,417)	(12,758)
ISO relationships	(7,081)	(6,341)
Total accumulated amortization	(139,172)	(122,049)

Accumulated allowance for impairment	(980)	—

Net carrying value	$97,239	$182,826

See Note 11, Commitments and Contingencies, for information about an acquired merchant portfolio with a contingent purchase price.

Amortization expense for finite-lived intangible assets was $8.3 million and $25.2 million for the three months and nine months ended September 30, 2020, respectively, and $8.4 million and $24.0 million for the three months and nine months ended September 30, 2019, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. In the Company's Consumer Payments segment, a residual buyout intangible asset with a net carrying value of $2.4 million was deemed to be partially impaired. The fair value of this intangible asset was estimated to be $1.4 million, thus resulting in the recognition of an impairment charge of $1.0 million during the third quarter of 2020 and this amount is included in SG&A expenses on the Company's unaudited condensed consolidated statement of operations for the three months and nine months ended September 30, 2020. This impairment was the result of diminished cash flows generated by the merchant portfolio. Many of the Company's merchant customers in its Consumer Payments reportable segment are associated with ISOs, and these ISOs typically have a right to receive commissions (residuals) from the Company based upon a percentage of the net revenue generated from merchant transactions. The Company may decide to pay an ISO an agreed-upon amount in exchange for the ISO's surrender of its right to receive future commissions on the merchant portfolio. The amount that the Company pays for these residual buyouts is capitalized and subsequently amortized over the expected life of the underlying merchant relationship.

The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at September 30, 2020 and that no other intangible assets were likely impaired.

7.    PROPERTY, EQUIPMENT AND SOFTWARE

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

A summary of property, equipment, and software as of September 30, 2020 and December 31, 2019 follows:

(in thousands)	September 30, 2020	December 31, 2019

Furniture and fixtures	$2,795	$2,787
Equipment	10,216	10,101
Computer software	42,871	37,440
Leasehold improvements	6,250	6,367
	62,132	56,695
Less accumulated depreciation	(38,642)	(33,177)
Property, equipment, and software, net	$23,490	$23,518

Depreciation expense for property, equipment, and software totaled $2.0 million and $5.7 million for the three months and nine months ended September 30, 2020, respectively, and $1.7 million and $4.7 million for the three months and nine months ended September 30, 2019, respectively.

8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either September 30, 2020 or December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019

Accounts payable	$4,794	$6,968
Accrued network fees	$7,813	$6,950

9.    DEBT OBLIGATIONS

Outstanding debt obligations as of September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019

Senior Credit Agreement:
Term facility - Matures January 3, 2023 and bears interest at LIBOR (with a LIBOR "floor" of 1.00% beginning March 18, 2020) plus 6.50% and 5.00% at September 30, 2020 and December 31, 2019, respectively (actual rate of 7.50% and 6.71% at September 30, 2020 and December 31, 2019, respectively)	$280,419	$388,837
Revolving credit facility - $25.0 million line, matures January 22, 2022, and bears interest at LIBOR plus 6.50% and 5.00% at September 30, 2020 and December 31, 2019, respectively (actual rate of 6.65% and 6.71% at September 30, 2020 and December 31, 2019, respectively)	11,000	11,500
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.00% plus an applicable margin (actual rate of 12.50% and 10.50% at September 30, 2020 and December 31, 2019, respectively)	100,693	95,142
Total debt obligations	392,112	495,479
Less: current portion of long-term debt	(15,583)	(4,007)
Less: unamortized debt discounts and deferred financing costs	(5,323)	(5,894)
Long-term debt, net	$371,206	$485,578

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

Under the Sixth Amendment, the outstanding balances under the term loan facilities of the Senior Credit Agreement and the GS Credit Agreement term loan were not changed. Additionally, the Senior Credit Agreement continues to provide a $25.0 million revolving credit facility, which includes accommodation for any outstanding letters of credit and a $5.0 million swing line facility. At September 30, 2020 and December 31, 2019, approximately $14.0 million and $13.5 million, respectively, was available under the revolving credit facility. Undrawn commitments for letters of credit under the revolving credit facility were not material at September 30, 2020 and December 31, 2019.

Senior Credit Agreement

Outstanding borrowings under the Senior Credit Agreement accrue interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per annum, as provided in the amended credit agreement. For the term loan facility of the Senior Credit Facility, the Sixth Amendment provides for a LIBOR "floor" of 1.0% per annum. Accrued interest is payable quarterly. The revolving credit facility incurs a commitment fee on any undrawn amount of the $25.0 million credit line, which equates to 0.50% per annum for the unused portion.

GS Credit Agreement

Outstanding borrowings under the GS Credit Agreement accrue interest at 5.0%, plus an applicable margin, or percentage per annum, as indicated in the amended credit agreement. Accrued interest is payable quarterly at 5.0% per annum, and the accrued interest attributable to the applicable margin is capitalized as payment-in-kind ("PIK") interest each quarter.

Changes in Applicable Interest Rate Margins

The interest rate margins for the Senior Credit Agreement and the GS Credit Agreement increased incrementally by 1.0% on June 16, 2020, and then increased incrementally by 0.5% on each of the dates July 16, August 15, and September 14, 2020 because the Borrowers did not make a permitted accelerated principal payment of at least $100 million under the term loan facility of the Senior Credit Agreement on or before those dates as described in the Sixth Amendment (the "$100 million principal prepayment"). The additional interest expense incurred by the Borrowers due to the increases in the applicable margin for the revolving credit facility under the Senior Credit Agreement was paid in cash and such increases for the term facility of the Senior Credit Facility and the GS Credit Agreement were accounted for as PIK interest at the election of the Borrowers.

On September 25, 2020, the Borrowers made the $100 million principal prepayment plus an additional $6.5 million principal prepayment to reduce the outstanding indebtedness under the term loan facility of the Senior Credit Agreement. This $106.5 million prepayment resulted in simultaneous reductions in the applicable interest rate margins under the Senior Credit Agreement and the GS Credit Agreement, which prospectively eliminates and reverses the applicable margin increases described in the preceding paragraph.

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

Contractual Maturities

Based on terms and conditions existing at September 30, 2020, future minimum principal payments for long-term debt are as follows:

(in thousands)	Principal Due
	Senior Credit Agreement		GS Credit Agreement	Total
Twelve-month period ending September 30,	Term	Revolver	Term

2021 (current)	$15,583	$—	$—	$15,583
2022	34,023	11,000	—	45,023
2023	230,813	—	—	230,813
2024	—	—	100,693	100,693
Total	$280,419	$11,000	$100,693	$392,112

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

PIK Interest
The principal amount borrowed and outstanding under the GS Credit Agreement was $80.0 million at September 30, 2020 and December 31, 2019. Included in the outstanding principal balance at September 30, 2020 and December 31, 2019 was accumulated PIK interest of $20.7 million and $15.1 million, respectively. The principal amount of the GS Credit Agreement increased for PIK interest by $2.3 million and $5.6 million for the three months and nine months ended September 30, 2020, respectively. For the three months and nine months ended September 30, 2019, PIK interest added $1.3 million and $3.8 million, respectively, to the principal of the GS Credit Agreement.

During the three months and nine months ended September 30, 2020, PIK interest of approximately $0.9 million and $1.1 million, respectively, was added to the principal of the term facility of the Senior Credit Agreement. These amounts were composed entirely of the additional interest expense that resulted from the increases in the applicable margins that were previously described.

Interest Expense and Amortization of Deferred Loan Costs and Discounts

Interest expense, including fees for undrawn amounts under the revolving credit facility and amortization of deferred financing costs and debt discounts, was $13.5 million and $35.5 million for the three months and nine months ended September 30, 2020, respectively, and $10.5 million and $30.6 million for the three months and nine months ended September 30, 2019, respectively. Interest expense for the nine months ended September 30, 2019 also included a $0.4 million fee for the $70.0 million delayed principal draw under December 2018 amendment to the Senior Credit Agreement, which occurred during the first quarter of 2019.

For the Sixth Amendment, $2.7 million of lender fees were capitalized in first quarter of 2020 and this amount was added to then-existing unamortized loan costs and discount of $5.6 million. Interest expense increased due to the amortization of deferred financing costs and debt discounts by $0.7 million and $1.8 million for the three months and nine months ended September 30, 2020, respectively, and by $0.4 million and $1.2 million for the three months and nine months ended September 30, 2019, respectively.

The effective interest rates, which includes PIK interest and amortization of deferred financing costs and debt discounts, for the term debt under the Senior Credit Agreement and the GS Credit Agreement were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Term Debt	2020	2019	2020	2019

Senior Credit Agreement	9.87%	7.92%	8.57%	7.50%

GS Credit Agreement	14.62%	10.90%	12.99%	10.80%

Debt Extinguishment Costs and Debt Modification Costs

The $106.5 million principal repayment made in September 2020 for the term facility of the Senior Credit Agreement was deemed to be a partial extinguishment of debt that was permitted and contemplated by the existing debt agreement, as previously amended. As a result, a proportional amount of unamortized loan costs and discount in the amount of $1.5 million was removed and expensed during the three months and nine months ended September 30, 2020.

Costs that the Company incurs for debt modification that are not eligible for deferral and subsequent amortization as interest expense are reported as debt modification costs on the Company's consolidated statement of operations. Approximately $0.4 million of such costs were expensed in connection with the Sixth Amendment during the first quarter of 2020.

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

The Company is also required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the credit agreements as the ratio of consolidated total debt of the Borrowers to the Company's consolidated adjusted EBITDA (as defined in the Senior Credit Agreement and GS Credit Agreement). The maximum permitted Total Net Leverage Ratio was 7.75:1.00 at September 30, 2020. As of September 30, 2020, the Company remained in compliance with the covenants.

10.    INCOME TAXES

Income Tax Expense (Benefit)

The Company's expense (benefit) for federal and state income taxes was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Current income tax expense	$6,115	$18	$6,224	$—
Deferred income tax expense (benefit)	14,011	(1,655)	10,442	(5,376)
Increase (decrease) in DTA valuation allowance	1,171	(108)	5,353	5,197
(Decrease) increase in DTA valuation allowance - discrete item	(7,560)	9	(9,100)	2,647
Total income tax expense (benefit)	$13,737	$(1,736)	$12,919	$2,468

    DTA = Deferred income tax asset

The Company's effective income tax rate (benefit) for the three months and nine months ended September 30, 2020 was 13.8% and 15.2%, respectively, and was 22.9% and (10.3)% for the three months and nine months ended September 30, 2019, respectively. Approximately $12.4 million of income tax expense for the three months and nine months ended September 30, 2020 was attributable to the gain on the business sale (see Note 2, Sale of Business).

Valuation Allowance for Deferred Income Tax Assets

The Company considers all available positive and negative evidence to determine whether sufficient taxable income will be generated in the future to permit realization of the existing deferred tax assets. In accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company is required to provide a valuation allowance against deferred income tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

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
Adjustments to the valuation allowance are a component of income tax expense (benefit) in the Company's unaudited condensed consolidated statements of operations. An increase in the valuation allowance for deferred income taxes will increase income tax expense (or reduce an otherwise income tax benefit), and a decrease in the valuation allowance will decrease income tax expense (or increase an otherwise income tax benefit).

Based on management’s assessment, the Company decreased the valuation allowance in the three months and nine months ended September 30, 2020 by $6.4 million and $3.7 million, respectively, for the business interest expense carryover comprised of (i) discrete decreases of $7.6 million and $9.1 million for the three months and nine months ended September 30, 2020, respectively, associated with the 2018 and 2019 business interest deferred income tax assets as a result of the CARES Act and expected utilization of these assets in 2020 and (ii) increases of $1.2 million and $5.4 million for the three months and nine months ended September 30, 2020, respectively, associated with the 2020 debt refinancing that results in excess business interest in future years.

For the three months and nine months ended September 30, 2019, the Company recorded a decrease of $0.1 million and an increase of $7.8 million, respectively, in the valuation allowance for the business interest carryover comprised of (i) a discrete increase of $2.6 million for the nine months ended September 30, 2019 associated with the 2018 business interest deferred tax asset and (ii) a decrease of $0.1 million and an increase of $5.2 million for the three months and nine months ended September 30, 2019, respectively, associated with the 2019 excess business interest.

The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis and, as a result, the valuation allowance may change in future periods.
Uncertain Tax Positions
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of September 30, 2020, the net amount of our unrecognized tax benefits was not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2016 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2015 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

11.    COMMITMENTS AND CONTINGENCIES

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payments transactions. Some of these agreements have minimum annual requirements for processing volumes. As of September 30, 2020 and December 31, 2019, the Company is committed to pay minimum processing fees under these agreements of $14.0 million through the end of 2021.

Commitment to Lend

See Note 12, Related Party Transactions, for information on a loan commitment extended by the Company to another entity.

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

During the year ended December 31, 2019, the Company simultaneously entered into two agreements with another entity.  These two related agreements 1) transfer to the Company certain perpetual rights to a merchant portfolio and 2) form a 5-year reseller arrangement whereby the Company will offer and sell to its customer base certain on-line services to be fulfilled by the other entity.  No cash consideration was paid to, or received from, the other entity at execution of either agreement.  Subsequent cash payments from the Company to the other entity for the merchant portfolio rights are determined based on a combination of both: 1) the actual financial performance of the acquired merchant portfolio rights and 2) actual sales and variable wholesale costs for the on-line services sold by the Company under the reseller arrangement.  Amounts subsequently paid to the other entity are accounted for as either 1) standard costs of the services sold by the Company under the 5-year reseller agreement or 2) consideration for the merchant portfolio rights. Amounts paid that are accounted for as consideration for the merchant portfolio rights are capitalized and amortized over the estimated useful life of the merchant portfolio rights.  As of September 30, 2020 and December 31, 2019, $3.8 million and $1.1 million, respectively, was capitalized as cost for the merchant portfolio. The capitalized cost, which is in our Consumer Payments reportable segment, is being amortized using an accelerated method. At this time, the Company cannot reasonably estimate the allocation of future cash payments. However, under the two contracts the Company does not anticipate any net losses.

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's Consumer Payments reportable segment. Of the $15.2 million, $5.0 million was funded from a delayed draw down of the Senior Credit Facility. Additionally, a $10.0 million draw was made against the revolving credit facility under the Senior Credit Facility and cash on hand was used to fund the remaining amount. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of September 30, 2020, an additional $2.1 million of the $6.4 million total contingent consideration has been paid to the seller. Additional purchase price is accounted for when payment to the seller becomes probable and is added to the amortizable carrying value of the asset. During the second quarter 2020, the Company and the seller amended the agreement to provide the Company with additional guaranteed returns from the acquired residual portfolio rights, and the additional consideration from the Company to the seller of $0.8 million was added to the amortizable carrying value of the asset.

Contingent Consideration for Business Combinations

See Note 15, Fair Value, for information about contingent consideration related to 2018 business acquisitions.

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

12.    RELATED PARTY TRANSACTIONS

Commitment to Lend and Warrant to Acquire
On May 22, 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company has loaned the entity a total of $3.5 million at September 30, 2020 and December 31, 2019, with a commitment to loan up to a total of $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company recognized interest income of $56,000 and $166,000 during the three months and nine months ended September 30, 2020, respectively. Interest income for the comparable periods in 2019 was $46,000 and $66,000, respectively. The Company also received a warrant to purchase a NCI in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or as of any subsequent reporting period.
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

Pursuant to the limited liability company agreement of PHOT, any material undistributed earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests are reported by the Company as a form of NCI classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the NCI in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) through June 30 2020, and therefore no recognition of the NCI was reflected in the Company's consolidated financial statements. For the nine months ended September 30, 2020, $200,000 of PHOT's earnings were attributable to the NCIs of PHOT, and this amount was also distributed in cash to the NCIs during the same period.

Equity-Method Investment

During the first quarter of 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of Other (expense) income, net on the Company's unaudited condensed consolidated statement of operations. The Company's share of this entity's income or loss was not material for any reporting period presented.

13.    RECONCILIATION OF STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTERESTS

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2020 and December 31, 2019, the Company has not issued any shares of preferred stock.
The following tables provide a reconciliation of the beginning and ending carrying amounts for the periods presented for the components of the deficit attributable to stockholders of the Company and equity attributable to NCI:

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	NCI (c)
	Preferred Stock		Common Stock		Treasury Stock (a)
	Shares	Amount	Shares	Amount	Shares	Amount

January 1, 2020	—	$—	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654
Equity-classified stock compensation	—	—	—	—	—	—	338	—	338	—
Net loss	—	—	—	—	—	—	—	(5,869)	(5,869)	—
March 31, 2020	—	—	67,061	68	451	(2,388)	3,989	(133,543)	(131,874)	5,654
Equity-classified stock compensation	—	—	—	—	—	—	580	—	580	—
Issue shares of common stock	—	—	53	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,858)	(7,858)	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—
June 30, 2020	—	—	67,114	68	451	(2,388)	4,569	(141,401)	(139,152)	5,654
Equity-based stock compensation	—	—	—	—	—	—	499	—	499	—
Issue shares of common stock	—	—	53	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	40,392	40,392	45,348
Redemption of non-controlling interest	—	—	—	—	—	—	—	—	—	(5,654)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(45,348)
September 30, 2020	—	$—	67,167	$68	451	$(2,388)	$5,068	$(101,009)	$(98,261)	$—

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	NCI (c)
	Preferred Stock		Common Stock		Treasury Stock (a)
	Shares	Amount	Shares	Amount	Shares	Amount

January 1, 2019	—	$—	67,038	$67	—	$—	$—	$(94,085)	$(94,018)	$—
Equity-classified stock compensation	—	—	—	—	—	—	1,160	—	1,160	—
Warrant redemptions (b)	—	—	420	(b)	—	—	(b)	—	—	—
Net loss	—	—	—	—	—	—	—	(6,446)	(6,446)	—
Issuance of NCI (c)	—	—	—	—	—	—	—	—	—	5,654
March 31, 2019	—	—	67,458	67	—	—	1,160	(100,531)	(99,304)	5,654
Equity-classified stock compensation	—	—	—	—	—	—	1,023	—	1,023	—
Repurchases of common stock	—	—	(451)	—	451	(2,388)	—	—	(2,388)	—
Net loss	—	—	—	—	—	—	—	(14,130)	(14,130)	—
June 30, 2019	—	—	67,007	67	451	(2,388)	2,183	(114,661)	(114,799)	5,654
Equity-classified stock compensation	—	—	—	—	—	—	1,171	—	1,171	—
Net loss	—	—	—	—	—	—	—	(5,844)	(5,844)	—
September 30, 2019	—	$—	67,007	$67	451	$(2,388)	$3,354	$(120,505)	$(119,472)	$5,654

(a) At cost
(b) Par value of the common shares issued in connection with the warrant exchange rounds to less than one dollar. In August 2018, the Company was informed by Nasdaq that it intended to delist the Company's outstanding warrants and units due to an insufficient number of round lot holders for the public warrants. The Company subsequently filed a Registration Statement on Form S-4 with the SEC for the purpose of offering holders of the Company's outstanding 5,310,109 public warrants and 421,107 private warrants the opportunity to exchange each warrant for 0.192 shares of the Company's common stock. The exchange offer expired in February 2019 resulting in a portion of the warrants being tendered in exchange for approximately 420,000 shares of the Company's common stock plus cash in lieu of fractional shares. Nasdaq proceeded to delist the remaining outstanding warrants and units, which were comprised of one share of common stock and one warrant, from The Nasdaq Global Market at the open of business on March 6, 2019. The delisting of the remaining outstanding warrants and units had no impact on the Company's financial statements.
(c) Prior to third quarter 2020, this balance was related to the acquisition of certain assets from YapStone, Inc. by the Company's PRET subsidiary during 2019. As part of the consideration for the assets acquired from YapStone, Inc. by PRET, YapStone, Inc. was issued a NCI in PRET with an initial estimated fair value and carrying value of $5,654,000. See Note 4, Non-Controlling Interests. For all reporting periods since PRET's inception through June 30, 2020, no earnings or losses were attributable to the NCIs of PRET. During the three months ended September 30, 2020, a gain on a sale of assets from PRET (see Note 2, Sale of Business) resulted in the attribution of a total of $45.1 million to the NCIs of PRET. This amount was also distributed in a final redemption of the NCIs' interests in PRET during the three months ended September 30, 2020.

During the nine months ended September 30, 2020, a total of $200,000 of PHOT's earnings were attributable to the NCIs of PHOT. See Note 12, Related Party Transactions. This amount was also distributed in cash to the NCIs of PHOT during the same period.

14.    STOCK-BASED COMPENSATION

Stock-based compensation expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The Company recognizes the effects of forfeitures on compensation expense as the forfeitures occur.

Expense recognized for equity-classified stock compensation by plan was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

2018 Equity Incentive Plan	$499	$322	$1,417	$2,087
2014 Management Incentive Plan	—	849	—	1,267
Total	$499	$1,171	$1,417	$3,354

In addition, the Company recognized compensation expense of $102,000 and $210,000 during the three months and nine months ended September 30, 2020, respectively, related to liability-classified stock compensation under the 2018 Equity Incentive Plan whereby the service inception date preceded the future grant-date.

Income tax benefit for stock-based compensation was not material for the three months and nine months ended September 30, 2020 and September 30, 2019.

15.    FAIR VALUE

Fair Value Measurements

The estimated fair value of remaining contingent consideration related to two business combinations were each based on a weighted payout probability for the contingent consideration at the original measurement date and each subsequent remeasurement date, which fall within Level 3 on the fair value hierarchy since these recurring fair value measurements are based on significant unobservable inputs. The probabilities used to estimate the payout probability of the contingent consideration for the two business combinations ranged between 15% and 35% for one and between 5% and 80% for the other. The estimated weighted-average probability for payment of the contingent consideration was 21% for one and 70% for the other at September 30, 2020 and December 31, 2019, and 26% and 70%, respectively, at September 30, 2019. These weighted average probabilities are based on present value of estimated projections for financial metrics for the remaining earnout periods.

At September 30, 2020, the remaining maximum amounts of contingent consideration for these two business combinations were $500,000 for one and $250,000 for the other, and the measured fair values were $170,000 and $190,000, respectively. These fair value estimates did not change during the three months and nine months ended September 30, 2020 and September 30, 2019.

There were no transfers among the fair value levels during the three months and nine months ended September 30, 2020 and September 30, 2019. There were no unrealized gains or losses included in other comprehensive income for any reporting period, therefore there were no changes in unrealized gains and losses for any reporting period included in other comprehensive income for recurring Level 3 fair value measurements.

Fair Value Disclosures

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company believes that all of its notes receivable are collectible. The fair value of the Company's notes receivable at September 30, 2020 and December 31, 2019 was approximately $6.1 million and $5.7 million, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations

The Borrower's outstanding debt obligations (see Note 9, Debt Obligations) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term loan facility under the Borrowers' Senior Credit Agreement at September 30, 2020 and December 31, 2019 was estimated to be approximately $273 million and $381 million, respectively. The fair value of these notes with a notional value and carrying value (gross of deferred costs and discounts) of $280.4 million and $388.8 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the Borrowers' credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the Borrowers' other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

16.    SEGMENT INFORMATION

At September 30, 2020, the Company has three reportable segments that are reviewed by the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer and Chairman. The Consumer Payments operating segment and the Integrated Partners operating segments are each reported as separate reportable segments. The Commercial Payments and Institutional Services (sometimes referred to as Managed Services) operating segments are aggregated into one reportable segment, Commercial Payments.

•Consumer Payments – represents consumer-related services and offerings including merchant acquiring and transaction processing services including the proprietary MX enterprise suite. Either through acquisition of merchant portfolios or through resellers, the Company becomes a party or enters into contracts with a merchant and a sponsor bank. Pursuant to the contracts, for each card transaction, the sponsor bank collects payment from the credit, debit or other payment card issuing bank, net of interchange fees due to the issuing bank, pays credit card association (e.g., Visa, MasterCard) assessments and pays the transaction fee due to the Company for the suite of processing and related services it provides to merchants, with the remainder going to the merchant.

•Commercial Payments – represents services provided to certain enterprise customers, including outsourced sales force to those customers and accounts payable automation services to commercial customers.

•Integrated Partners – represents payment adjacent services that are provided primarily to the health care, real estate, and hospitality industries. In September 2020, the Company sold a substantial portion of the assets of this segment. See Note 2, Sale of Business, and Note 6, Goodwill and Other Intangible Assets.

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

Information on reportable segments and reconciliations to consolidated revenue, consolidated income from operations, and consolidated depreciation and amortization are as follows for the periods presented:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Consumer Payments	$99,301	$82,742	$267,039	$243,205
Commercial Payments	4,995	6,338	17,017	19,492
Integrated Partners	4,666	4,803	14,195	10,974
Consolidated Revenue	$108,962	$93,883	$298,251	$273,671

Income (loss) from operations:
Consumer Payments	$11,098	$7,214	$25,520	$22,296
Commercial Payments	169	(382)	1,408	(1,115)
Integrated Partners	253	1,003	1,466	1,342
Corporate	(4,478)	(5,110)	(13,762)	(16,396)
Consolidated income from operations	$7,042	$2,725	$14,632	$6,127

Depreciation and amortization:
Consumer Payments	$8,481	$8,302	$25,721	$24,215
Commercial Payments	77	69	231	248
Integrated Partners	1,403	1,299	4,048	3,086
Corporate	290	407	886	1,214
Consolidated depreciation and amortization	$10,251	$10,077	$30,886	$28,763

A reconciliation of total income (loss) from operations of reportable segments to the net income (loss) is provided in the following table:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total income from operations of reportable segments	$11,520	$7,835	$28,394	$22,523
Corporate	(4,478)	(5,110)	(13,762)	(16,396)
Interest expense	(13,471)	(10,463)	(35,454)	(30,602)
Debt modification and extinguishment costs	(1,523)	—	(1,899)	—
Gain on sale of business	107,239	—	107,239	—
Other income, net	190	158	414	523
Income tax (expense) benefit	(13,737)	1,736	(12,919)	(2,468)
Net income (loss)	85,740	(5,844)	72,013	(26,420)
Net income attributable to non-controlling interests	(45,348)	—	(45,348)	—
Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$40,392	$(5,844)	$26,665	$(26,420)

Substantially all revenue is generated in the United States.

For the three months and nine months ended September 30, 2020 and September 30, 2019, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can potentially move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. Merchants referred by one ISO organization with potential merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 21% and 20.8% of the Company's consolidated revenues for the three months and nine months ended September 30, 2020, respectively, and 18.4% and 17.9% for the three months and nine months ended September 30, 2019, respectively.

17.     INCOME (LOSS) PER COMMON SHARE

The following tables set forth the computation of the Company's basic and diluted income (loss) per common share:

(in thousands except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$85,740	$(5,844)	$72,013	$(26,420)
Less: Earnings attributable to non-controlling interests	(45,348)	—	(45,348)	—
Net income (loss) attributable to common stock holders of Priority Technology Holdings, Inc.	$40,392	$(5,844)	$26,665	$(26,420)

Basic:
Weighted-average common stock shares outstanding	67,167	67,007	67,114	67,109
Basic earnings (loss) per common share:	$0.60	$(0.09)	$0.40	$(0.39)

Fully Diluted:
Weighted-average common stock shares outstanding	67,167	67,007	67,114	67,109
Weighted-average dilutive common stock equivalents	119	—	17	—
Weighted-average common shares for fully-diluted earnings (loss) per share	67,286	67,007	67,131	67,109

Fully-diluted earnings (loss) per share	$0.60	$(0.09)	$0.40	$(0.39)

Potentially anti-dilutive securities that were excluded from earnings per share for the three months and nine months ended September 30, 2020 and September 30, 2019 that could be dilutive in future periods were as follows:

(in thousands)	Common Stock Equivalents at
	September 30, 2020	September 30, 2019

Outstanding warrants on common stock (1)	3,557	3,557
Outstanding options and warrants issued to adviser (1)	600	600
Restricted stock unit awards (2)	127	202
Outstanding stock option awards (2)	1,593	1,794
Liability-based restricted stock units (2)	238	—
Restricted stock units granted under the Earnout Incentive Plan (3)	—	95
Earnout incentive awards under the Earnout Incentive Plan (3)	—	9,705
Total	6,115	15,953

(1) Issued by M.I. Acquisitions, Inc. prior to July 25, 2018
(2) Granted under the 2018 Equity Incentive Plan
(3) Plan expired December 31, 2019 with no shares issued

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward- looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•the impact of the COVID-19 pandemic;
•competition in the payment processing industry;
•the use of distribution partners;
•any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise;
•any breakdowns in our processing systems;
•government regulation, including regulation of consumer information;
•the use of third-party vendors;
•any changes in card association and debit network fees or products;
•any failure to comply with the rules established by payment networks or standards established by third-party processor;
•any proposed acquisitions or any risks associated with completed acquisitions; and
•other risks and uncertainties set forth in the "Item 1A - Risk Factors" included in this Quarterly Report or our Annual Report.

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

Results of Operations

This section includes a discussion and analysis of our results of operations for the three months ended September 30, 2020 (or third quarter 2020) compared to the three months ended September 30, 2019 (or third quarter 2019), and the nine months ended September 30, 2020 (or 2020 period) compared to the nine months ended September 30, 2019 (or 2019 period). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our latest Annual Report on Form 10-K.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

(dollars in thousands)	Three Months Ended September 30,
	2020	2019	Change	% Change

REVENUES	$108,962	$93,883	$15,079	16.1%

OPERATING EXPENSES:
Costs of services	74,971	63,718	11,253	17.7%
Salary and employee benefits	10,010	10,668	(658)	(6.2)%
Depreciation and amortization	10,251	10,077	174	1.7%
Selling, general and administrative	6,688	6,695	(7)	(0.1)%
Total operating expenses	101,920	91,158	10,762	11.8%

Income from operations	7,042	2,725	4,317	158.4%

OTHER INCOME (EXPENSES):
Interest expense	(13,471)	(10,463)	(3,008)	28.7%
Debt extinguishment costs	(1,523)	—	(1,523)	nm
Gain on sale of business	107,239	—	107,239	nm
Other income, net	190	158	32	20.3%
Total other income (expenses), net	92,435	(10,305)	102,740	nm

Income (loss) before income taxes	99,477	(7,580)	107,057	nm
Income tax expense (benefit)	13,737	(1,736)	15,473	nm
Net income (loss)	85,740	(5,844)	91,584	nm

Less net income attributable to non-controlling interests	(45,348)	—	(45,348)	nm

Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$40,392	$(5,844)	$46,236	nm

nm = not meaningful

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

(dollars in thousands)	Nine Months Ended September 30,
	2020	2019	Change	% Change

REVENUES	$298,251	$273,671	$24,580	9.0%

OPERATING EXPENSES:
Costs of services	203,733	185,827	17,906	9.6%
Salary and employee benefits	29,695	31,923	(2,228)	(7.0)%
Depreciation and amortization	30,886	28,763	2,123	7.4%
Selling, general and administrative	19,305	21,031	(1,726)	(8.2)%
Total operating expenses	283,619	267,544	16,075	6.0%

Income from operations	14,632	6,127	8,505	138.8%

OTHER INCOME (EXPENSES):
Interest expense	(35,454)	(30,602)	(4,852)	15.9%
Debt modification and extinguishment costs	(1,899)	—	(1,899)	nm
Gain on sale of business	107,239	—	107,239	nm
Other income, net	414	523	(109)	(20.8)%
Total other income (expenses), net	70,300	(30,079)	100,379	nm

Income (loss) before income taxes	84,932	(23,952)	108,884	nm
Income tax (benefit) expense	12,919	2,468	10,451	nm
Net income (loss)	72,013	(26,420)	98,433	nm

Less net income attributable to non-controlling interests	(45,348)	—	(45,348)	nm

Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$26,665	$(26,420)	$53,085	nm

nm = not meaningful

The following table shows our reportable segments' financial performance data and selected performance measures for the three months ended September 30, 2020 compared to the three months ended September 30, 2019:

(in thousands)	Three Months Ended September 30,
	2020	2019	Change	% Change

Consumer Payments:
Revenue	$99,301	$82,742	$16,559	20.0%
Operating expenses	88,203	75,528	12,675	16.8%
Income from operations	$11,098	$7,214	$3,884	53.8%
Operating margin	11.2%	8.7%
Depreciation and amortization	$8,481	$8,302	$179	2.2%

Key Indicators:
Merchant bankcard processing dollar value	$11,235,068	$10,566,501	$668,567	6.3%
Merchant bankcard transaction volume	122,623	131,646	(9,023)	(6.9)%

Commercial Payments:
Revenue	$4,995	$6,338	$(1,343)	(21.2)%
Operating expenses	4,826	6,720	(1,894)	(28.2)%
Income (loss) from operations	$169	$(382)	$551	(144.2)%
Operating margin	3.4%	(6.0)%
Depreciation and amortization	$77	$69	$8	11.6%

Key Indicators:
Merchant bankcard processing dollar value	$58,304	$92,290	$(33,986)	(36.8)%
Merchant bankcard transaction volume	24	26	(2)	(7.7)%

Integrated Partners:
Revenue	$4,666	$4,803	$(137)	(2.9)%
Operating expenses	4,413	3,800	613	16.1%
Income from operations	$253	$1,003	$(750)	(74.8)%
Operating margin	5.4%	20.9%
Depreciation and amortization	$1,403	$1,299	$104	8.0%

Key Indicators:
Merchant bankcard processing dollar value	$105,537	$119,747	$(14,210)	(11.9)%
Merchant bankcard transaction volume	371	421	(50)	(11.9)%

Income from operations of reportable segments	$11,520	$7,835	$3,685	47.0%
Less: Corporate expense	(4,478)	(5,110)	632	(12.4)%
Consolidated income from operations	$7,042	$2,725	$4,317	158.4%
Corporate depreciation and amortization	$290	$407	$(117)	(28.7)%

Key indicators:
Merchant bankcard processing dollar value	$11,398,909	$10,778,538	$620,371	5.8%
Merchant bankcard transaction volume	123,018	132,093	(9,075)	(6.9)%

The following table shows our reportable segments' financial performance data and selected performance measures for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019:

(in thousands)	Nine Months Ended September 30,
	2020	2019	Change	% Change

Consumer Payments:
Revenue	$267,039	$243,205	$23,834	9.8%
Operating expenses	241,519	220,909	20,610	9.3%
Income from operations	$25,520	$22,296	$3,224	14.5%
Operating margin	9.6%	9.2%
Depreciation and amortization	$25,721	$24,215	$1,506	6.2%

Key Indicators:
Merchant bankcard processing dollar value	$30,632,724	$31,551,405	$(918,681)	(2.9)%
Merchant bankcard transaction volume	334,896	382,676	(47,780)	(12.5)%

Commercial Payments:
Revenue	$17,017	$19,492	$(2,475)	(12.7)%
Operating expenses	15,609	20,607	(4,998)	(24.3)%
Income (loss) from operations	$1,408	$(1,115)	$2,523	(226.3)%
Operating margin	8.3%	(5.7)%
Depreciation and amortization	$231	$248	$(17)	(6.9)%

Key Indicators:
Merchant bankcard processing dollar value	$195,229	$236,716	$(41,487)	(17.5)%
Merchant bankcard transaction volume	70	84	(14)	(16.7)%

Integrated Partners:
Revenue	$14,195	$10,974	$3,221	29.4%
Operating expenses	12,729	9,632	3,097	32.2%
Income from operations	$1,466	$1,342	$124	9.2%
Operating margin	10.3%	12.2%
Depreciation and amortization	$4,048	$3,086	$962	31.2%

Key Indicators:
Merchant bankcard processing dollar value	$352,144	$259,894	$92,250	35.5%
Merchant bankcard transaction volume	1,207	913	294	32.2%

Income from operations of reportable segments	$28,394	$22,523	$5,871	26.1%
Less: Corporate expense	(13,762)	(16,396)	2,634	(16.1)%
Consolidated income from operations	$14,632	$6,127	$8,505	138.8%
Corporate depreciation and amortization	$886	$1,214	$(328)	(27.0)%

Key indicators:
Merchant bankcard processing dollar value	$31,180,097	$32,048,015	$(867,918)	(2.7)%
Merchant bankcard transaction volume	336,173	383,673	(47,500)	(12.4)%

Impact of COVID-19 on Results and Trends

The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect commercial activity and has contributed to a significant decline in economic activity in 2020 compared to 2019.

Starting in mid-March 2020 through April 2020, COVID-19 had a significant negative affect on our results. This impact was evident in a significant decline in merchant bankcard volume and revenue during the period of restrictive shelter-in-place requirements instituted across the United States toward the end of March 2020 through April 2020. In May, as shelter in place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return and revenue growth was supplemented by the acceleration of certain specialized product offerings and ecommerce payment transactions. As a result, we experienced consolidated revenue growth of 10.6% and 0.2% in the first and second quarters of 2020, respectively. Within the second quarter of 2020 we experienced a trough revenue decline of 11.7% in April with accelerating revenue performance of 1.7% growth in May and 10.8% revenue growth in June as compared with the comparable months in 2019. This momentum continued to accelerate in the third quarter of 2020 where we experienced revenue growth of 16.1% over the third quarter of 2019.

Beginning in late summer and continuing into autumn, the level of new COVID-19 cases began to increase again in the United States, with certain states impacted more than others. While there continues to be considerable uncertainty regarding the future economic impacts of this current surge of the pandemic, our October 2020 operating results remained consistent with the third quarter 2020 results. The future impact on the overall economy and our results are beyond our ability to predict or control.

Revenue

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Consolidated revenue

Our consolidated revenue in third quarter 2020 of $109.0 million increased by $15.1 million, or 16.1%, from revenue in third quarter 2019 of $93.9 million. Revenue growth of $16.6 million in our Consumer Payments segment was partially offset by revenue declines of $1.3 million and $0.1 million in our Commercial Payments and Integrated Partners segments, respectively.

Revenue in Consumer Payments segment

Consumer payments revenue in third quarter 2020 of $99.3 million increased $16.6 million, or 20.0%, compared to revenue in third quarter 2019 of $82.7 million. This increase was driven by $8.1 million, or 806.8%, revenue growth from high-margin specialized ecommerce merchants, and higher overall average revenue per processing dollar value.

Merchant bankcard processing dollar value in the third quarter of 2020 of $11.2 billion increased by $668.6 million, or 6.3%, as compared with $10.6 billion in the third quarter of 2019. Merchant bankcard transactions of 122.6 million in the third quarter of 2020 declined by 6.9%, as compared with 131.6 million in the third quarter of 2019. However, our merchant volume mix drove a 14.2% higher average ticket of $91.62 in the third quarter of 2020, as compared with $80.26 in the third quarter of 2019. Current economic factors have impacted the merchant volume mix, including shifts in payment transaction activity among certain vertical industries, spending trends related to the COVID-19 pandemic that appear to have resulted in consumers conducting fewer payment transactions at higher average transaction values, and an increase in card-not-present transactions. Card-not-present volume generally offers more favorable pricing to us than other types of transactions. The trend of new merchant boarding remains within our historical range of 4,500 to 5,000 new merchants per month. During the third quarter of 2020, our monthly average of new merchants boarded was 4,638 compared with 4,774 in the third quarter of 2019.

Revenue in Commercial Payments segment

Commercial Payments revenue in third quarter 2020 of $5.0 million decreased by $1.3 million, or 21.2%, compared to revenue in third quarter 2019 of $6.3 million. Revenue in this segment is derived primarily from our accounts payable automated solutions business and from our curated managed services business.

Revenue from our accounts payable automated solutions business in third quarter 2020 of $1.5 million increased $0.1 million, or 6.9%, from $1.4 million in third quarter 2019. This increase was due to increased business from existing customers. Revenue from our curated managed services business in third quarter 2020 of $3.5 million decreased by $1.4 million, or 29.3%, from revenue in third quarter 2019 of $4.9 million. This decrease was driven by curtailment of a customer’s merchant financing program in response to the COVID related economic conditions.

Revenue in Integrated Partners segment

Integrated Partners revenue in third quarter 2020 of $4.7 million decreased by $0.1 million, or 2.9%, compared to revenue in third quarter 2019 of $4.8 million. Priority Real Estate Technology, LLC ("PRET") comprised $4.1 million and $4.2 million of this segment's revenue in third quarter 2020 and third quarter 2019, respectively. PRET is comprised of the RentPayment business, primarily assets acquired from YapStone, Inc. in March 2019, and our RadPad/Landlord Station business. The RentPayment business, which was sold in September 2020, generated revenue of $3.9 million in the third quarter of 2020 and $3.7 million in the third quarter of 2019. Revenue from PRET’s RadPad/Landlord Station, Priority PayRight Health Solutions ("PayRight") and Priority Hospitality Technology ("PHOT") comprise the remainder of this segment's revenue.

As disclosed in Note 2, Sale of Business, to the unaudited condensed consolidated financial statements, in September 2020 we sold the RentPayment business. Simultaneously with this sale, PRET entered into revenue-producing agreements with the buyer to provide ongoing technology support and payment processing services to the sold business, and offer us an opportunity to expand this relationship and provide payment processing services to existing customers of the buyer. The RentPayment business sale will impact the trend of future results of Integrated Partners.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Consolidated revenue

Our consolidated revenue in the first nine months of 2020 of $298.3 million increased by $24.6 million, or 9.0%, from revenue in the first nine months of 2019 of $273.7 million. Revenue growth of $23.8 million in our Consumer Payments segment and $3.2 million in our Integrated Partners segments was partially offset by a decline of $2.5 million in our Commercial Payments segment.

Revenue in Consumer Payments segment

Consumer Payments revenue in the first nine months of 2020 of $267.0 million increased $23.8 million, or 9.8%, compared to revenue in the first nine months of 2019 of $243.2 million. This increase was driven by $11.6 million, or 199.4%, revenue growth from high margin specialized ecommerce merchants, and higher overall average revenue per processing dollar value.

Merchant bankcard processing dollar value in the first nine months of 2020 of $30.6 billion decreased by $918.7 million, or 2.9%, as compared with $31.6 billion in the first nine months of 2019. Merchant bankcard transactions of 334.9 million in the first nine months of 2020 declined 12.5%, as compared with 382.7 million in the first nine months of 2019. However, our merchant volume mix drove a 10.9% higher average ticket of $91.47 in the first nine months of 2020, as compared with $82.45 in the first nine months of 2019. Current economic factors have impacted the merchant volume mix, including shifts in payment transaction activity among certain vertical industries, spending trends related to the COVID-19 pandemic that appear to have resulted in consumers conducting fewer payment transactions at higher average transaction values, and an increase in card-not-present transactions. Card-not-present volume generally offers more favorable pricing to us than other types of transactions. The trend of new merchant boarding remains within our historical range of 4,500 to 5,000 new merchants per month. During the first nine months of 2020, our monthly average of new merchants boarded was 4,722 compared with 4,595 in the first nine months of 2019.

Revenue in Commercial Payments segment

Commercial Payments revenue in the first nine months of 2020 of $17.0 million decreased by $2.5 million, or 12.7%, compared to revenue in the first nine months of 2019 of $19.5 million. The increase in revenues from our accounts payable automated solutions services were offset by a decrease in revenues from our curated managed services programs.

Revenue from our accounts payable automated solutions business in the first nine months of 2020 of $4.5 million increased $0.6 million, or 14.8%, compared to revenue in the first nine months of 2019 of $3.9 million. This increase was due to increased business from existing customers. Revenue from our curated managed services business in the first nine months of 2019 of $12.5 million decreased by $3.1 million, or 19.6%, compared to revenue in the first nine months of 2019 of $15.6 million. This decrease was driven by a decline and third quarter 2020 curtailment of a customer’s merchant financing program in response to the COVID related economic conditions.

Revenue in Integrated Partners segment

Integrated Partners revenue in the first nine months of 2020 of $14.2 million increased by $3.2 million, or 29.4%, compared to revenue in the first nine months of 2019 of $11.0 million. PRET comprised $12.6 million and $9.5 million of this segment's revenue in the first nine months of 2020 and the first nine months of 2019, respectively. The RentPayment business, which was formed upon the March 2019 asset acquisition from YapStone, Inc., generated revenue of $12.1 million in the first nine months of 2020 and $8.1 million in the first nine months of 2019. Revenue from PRET’s RadPad/Landlord Station, Priority PayRight Health Solutions ("PayRight") and PHOT comprise the remainder of this segment's revenue.

As noted in the previous discussion for the third quarters of 2020 and 2019, the RentPayment business sale in September 2020 will impact the trend of future results of Integrated Partners.

Consolidated Operating expenses

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Our consolidated operating expenses in third quarter 2020 of $101.9 million increased $10.8 million, or 11.8%, from consolidated operating expenses in third quarter 2019 of $91.2 million. This overall increase was driven by an increase in costs of services of $11.3 million, or 17.7%, resulting from higher revenues in third quarter 2020. Depreciation and amortization expense of $10.3 million increased slightly by $0.2 million, or 1.7%, in third quarter 2020. Salary and employee benefits expenses of $10.0 million decreased $0.7 million, or 6.2%, in third quarter 2020 driven by lower headcount in 2020. Selling, general and administrative expenses ("SG&A") of $6.7 million in third quarter 2020 approximated $6.7 million in third quarter 2019. Decreases in office and travel-related costs due to the COVID-19 pandemic, lower outside professional fees due to in-sourcing of certain services, and an overall focus on cost containment, was offset by a $1.0 million write-down in the carrying value of an intangible asset in the Consumer Payments segment.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Our consolidated operating expenses in first nine months of 2020 of $283.6 million increased $16.1 million, or 6.0%, from consolidated operating expenses in third quarter 2019 of $267.5 million. This overall increase was driven by an increase in costs of services of $17.9 million, or 9.6%, resulting from higher revenues in first nine months of 2020. Depreciation and amortization expense of $30.9 million increased by $2.1 million, or 7.4%, in the first nine months of 2020 due to higher intangible amortization in the Consumer Payments and Integrated Partners segments. Salary and employee benefits expenses of $29.7 million decreased $2.2 million, or 7.0%, in first nine months of 2020 driven by lower headcount in 2020. SG&A of $19.3 million decreased $1.7 million, or 8.2%, in first nine months of 2019 driven by decreases in office and travel-related costs due to the COVID-19 pandemic, lower outside professional fees due to in-sourcing of certain services, and an overall focus on cost containment. These reductions were partially offset by a $1.0 million write-down in the carrying value of an intangible asset in the Consumer Payments segment during the first nine months of 2020.

Income (loss) from operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Consolidated income from operations in third quarter 2020 of $7.0 million increased by $4.3 million, or 158.4%, from $2.7 million in third quarter 2019. Our consolidated operating margin for third quarter 2020 was 6.5% compared to 2.9% for third quarter 2019. This margin increase was the result of lower salary and employee benefits expenses of $0.7 million due to headcount reductions, and higher revenues less costs of services of $3.8 million. These favorable changes for third quarter 2020 were partially offset by higher depreciation and amortization expense of $0.2 million and a $1.0 million write-down in the carrying value of an intangible asset in the Consumer Payments segment.

Our Consumer Payments segment contributed $11.1 million in income from operations for third quarter 2020, an increase of $3.9 million, or 53.8%, from $7.2 million for third quarter 2019. The main driver of this change was an improved operating margin of 11.2% for third quarter 2020 compared to 8.7% for the third quarter of 2019 which reflected higher revenue less costs of services of $4.2 million. Growth in higher-margin specialty ecommerce transactions and the increase in the average ticket, both previously discussed, were the main drivers of the improved operating margin for third quarter 2020. Income from operations also benefited from a $0.7 million decrease in salary and employee benefits expenses due to lower headcount.

Our Commercial Payments segment earned income from operations of $0.2 million for third quarter 2020 compared to a loss from operations of $0.4 million for third quarter 2019. This improvement was largely driven by a $0.2 million decrease in salaries and employee benefits expenses due to lower headcount and a $0.5 million decrease in SG&A expenses. Included in SG&A expenses for third quarter 2019 were certain one-time operational losses of $0.5 million which were substantially recovered in third quarter 2020.

Our Integrated Partners segment earned income from operations of $0.3 million for third quarter 2020, a decrease of $0.8 million compared to $1.0 million of income from operations for third quarter 2019. The overall decrease was caused by a $0.2 million decrease in revenues less costs of services and a $0.6 million increase in SG&A expenses primarily related to transition services provided by YapStone, Inc. in connection with the assets acquired in March 2019. These transition services were $1.0 million in third quarter 2020 and $0.4 million in third quarter 2019. Operating results for third quarter 2020 and third quarter 2019 included depreciation and amortization expense of $1.4 million and $1.3 million, respectively. These factors were partially offset by a $0.2 million decrease in salary and employee benefit expenses.

Corporate expenses were $4.5 million for third quarter 2020, a decrease of $0.6 million, or 12.4%, from expenses of $5.1 million for third quarter 2019. Salaries and employee benefits increased $0.4 million due to higher incentive compensation accruals, SG&A expenses declined $0.9 million, and depreciation and amortization expense decreased $0.1 million. Included in SG&A in third quarter 2020 are expenses we deem to be non-recurring in nature of $0.6 million, offset by litigation settlement income of $0.8 million, and in the third quarter 2019 are non-recurring expenses of $0.9 million, slightly offset by litigation settlement income of $0.1 million.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Consolidated income from operations in the first nine months of 2020 of $14.6 million increased by $8.5 million, or 138.8%, from $6.1 million for the first nine months of 2019. Our consolidated operating margin for the first nine months of 2020 was 4.9% compared to 2.2% for the first nine months of 2019. This margin increase was the result of higher revenues less costs of services of $6.7 million, lower salary and employee benefits expenses of $2.2 million, and lower SG&A expenses of $1.7 million, partially offset by higher depreciation and amortization expense of $2.1 million.

Our Consumer Payments segment contributed $25.5 million of income from operations for the first nine months of 2020, an increase of $3.2 million, or 14.5%, from the $22.3 million for the first nine months of 2019. This increase was the result of higher revenue less costs of services of $3.6 million and an improved operating margin of 9.6% in the 2020 period from 9.2% in the 2019 period. The overall improvement in the 2020 period was also the result of a $1.7 million decrease in salary and employee benefit expenses due to lower headcount. The improvement was partially offset by a $1.5 million increase in depreciation and amortization expense and a $1.0 million write-down in SG&A for the carrying value of an intangible asset.

Our Commercial Payments segment earned income from operations of $1.4 million for the first nine months of 2020 compared to a loss from operations of $1.1 million for the first nine months of 2019. This improvement was driven by a $0.5 million improvement in revenues less costs of services, a $0.5 million decrease in salaries and employee benefits expenses due to lower headcount, and a $1.5 million decrease in SG&A expenses. The decrease in SG&A expenses was driven by reduced travel and trade show expenses due to the COVID-19 pandemic. Also included in SG&A expenses for the 2019 period were certain one-time operational losses of $0.5 million which were substantially recovered in the 2020 period.

Our Integrated Partners segment contributed $1.5 million of income from operations for the first nine months of 2020, an increase of $0.1 million compared to $1.3 million in the first nine months of 2019. The increase was due to a $2.5 million increase in revenues less costs of services and a $0.3 million decrease in salary and employee benefit expenses, largely offset by $1.7 million increase in SG&A expenses and a $1.0 million increase in depreciation and amortization expense. The increase in SG&A expenses primarily related to transition services provided by YapStone, Inc. in connection with the assets acquired in March 2019. These transition services were $2.8 million in first nine months of 2020 and $1.2 million in first nine months of 2019. The increase in depreciation and amortization expense was due to amortization of the intangible assets acquired in March 2019 from YapStone, Inc.

Corporate expenses were $13.8 million for the first nine months of 2020, a decrease of $2.6 million, or 16.1%, from expenses of $16.4 million for the first nine months of 2019. Salaries and employee benefits increased $0.2 million, SG&A expenses declined $2.5 million, and depreciation and amortization expense decreased $0.3 million. Included in SG&A in the first nine months of 2020 are expenses we deem to be non-recurring in nature of $1.5 million, offset by litigation settlement income of $0.8 million, and in the third quarter 2019 are non-recurring expenses of $2.8 million.

Interest expense

The amortization of deferred financing costs and debt discounts increases our reported interest expense and the effective interest rates under our Senior Credit Agreement and GS Credit Agreement.

For third quarter 2020, interest expense increased by $3.0 million, or 28.7%, to $13.5 million from $10.5 million in third quarter 2019. The additional expense was due to increases in the applicable margins on the Senior Credit Agreement and the GS Credit Agreement that resulted from the Sixth Amendment in March 2020. For third quarter 2020, the effective interest rates on the term facility of our Senior Credit Agreement and GS Credit agreement were 9.87% and 14.62%, respectively, compared to 7.92% and 10.90%, respectively, for third quarter 2019.

For the first nine months of 2020, interest expense increased $4.9 million, or 15.9%, to $35.5 million from $30.6 million in the first nine months of 2019. The additional expense was due to the increases in the applicable margins noted above, along with higher outstanding borrowings driven by draws on the Senior Credit Agreement in March 2019 and draws on the revolving credit facility. For the first nine months of 2020, the effective interest rates on the term facility of our Senior Credit Agreement and GS Credit Agreement were 8.57% and 12.99%, respectively, compared to 7.50% and 10.80% for the first nine months of 2019.

As a result of the $106.5 million principal pay down that we made in late September 2020 to reduce our outstanding indebtedness under the term facility of our Senior Credit Agreement and the related partial write off of unamortized deferred loans costs and discounts associated with the principal pay down, the applicable margins on the Senior Credit Agreement and the GS Credit Agreement are expected to decrease. Based on applicable margins and LIBOR rate in effect on September 30, 2020, we expect the effective interest rates on the term facility of our Senior Credit Agreement and GS Credit Agreement to be 8.2% and 12.8%, respectively, for the foreseeable future.

Debt extinguishment and modification costs

As noted above, during September 2020 we wrote off unamortized deferred debt costs and discount of $1.5 million associated with the $106.5 million principal prepayment for the term facility under our Senior Credit Agreement. In first quarter 2020, we expensed $0.4 million of third-party costs related to the Sixth Amendment to the Senior Credit Agreement and the GS Credit Agreement.

Gain on sale of business

As disclosed in Note 2, Sale of Business, to the unaudited condensed consolidated financial statements, during late September 2020 our consolidated PRET subsidiary sold the RentPayment business, which is substantially all of the assets acquired from YapStone, Inc. in March 2019. Based on efforts and changes made by us since the March 2019 acquisition of these assets, the assets constituted a business, as defined by GAAP, when sold in September 2020 for $179.4 million, net of a working capital adjustment. The sale price does not contain any contingent components. After removing the carrying values of the disposed business and incurring costs related to the transaction, PRET recognized a pre-tax gain of $107.2 million. PRET had non-controlling interests ("NCIs"), and based on the cash waterfall provisions in PRET's operating agreement, the NCIs were entitled to $45.1 million of the $107.2 million pre-tax gain, which is included in Net Income Attributable to Non-Controlling Interests on our consolidated statement of operations for the three months and nine months ended September 30, 2020. The $45.1 million was distributed in cash to the NCIs, and the $45.1 million of payments along with the $5.7 million redemption payment made to one of the NCIs, resulted in the full redemption of all NCIs of PRET.

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

With respect to recording a deferred tax benefit for the carryforward of business interest expense, GAAP applies a "more likely than not" threshold for assessing recoverability. Adjustments to the valuation allowance are a component of income tax expense (benefit) in our statements of operations. An increase in the valuation allowance for deferred income taxes will increase income tax expense (or reduce an otherwise income tax benefit), and a decrease in the valuation allowance will decrease income tax expense (or increase an otherwise income tax benefit).

On the basis of our assessment, during third quarter 2020, the nine months ended September 30, 2020, and the nine months ended September 30, 2019, we increased the valuation allowance for deferred income taxes by $1.2 million, $5.4 million, and $5.2 million, respectively, associated with excess business interest for the then-current reporting periods.

In first quarter 2020, we recorded a discrete decrease to the valuation allowance of $1.5 million for business interest related to 2019 as a result of the CARES Act, and in third quarter 2020 we recorded another discrete decrease to the valuation allowance of $7.6 million for business interest related to the expected utilization of the prior year carryforward during 2020. During the nine months ended September 30, 2019, we recorded a discrete increase to the valuation allowance of $2.6 million for excess business interest related to a prior years.

We will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

We compute our interim period income tax expense or benefit by using a forecasted estimated annual effective tax rate ("EAETR") and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income.  The EAETR for 2020 is 25.0% and includes the income tax provision on pre-tax income, a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by the 2020 debt refinancing, and a reduction of the tax provision related to income attributable to non-controlling interests of a consolidated subsidiary. In addition, a discrete income tax benefit was recorded related to the release of a portion of our valuation allowance on our 2018 and 2019 Section 163(j) limitation as a result of the CARES Act and forecasted utilization of our 163(j) interest limitation carryforward during 2020.

Approximately $12.4 million of income tax expense for the three months and nine months ended September 30, 2020 was a attributable to the gain on the business sale (see Note 2, Sale of Business).

Earnings attributable to non-controlling interests

In addition to the $45.1 million discussed above for the NCIs of PRET, we attributed and paid $0.2 million to the NCIs of PHOT for the three months ended September 30, 2020. See Note 4, Non-Controlling Interests, to the unaudited condensed consolidated financial statements.

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2019, the following key changes have occurred at September 30, 2020.

Cash

Total cash and unrestricted cash increased by $8.4 million during the first nine months of 2020. Excluding restricted cash, the increase in cash was $18.5 million. The increase in unrestricted cash was largely attributable to the sale of the real estate business by our PRET subsidiary in September 2020, net of a large debt repayment and payments to the non-controlling interests of PRET. Restricted cash decreased by $10.1 million, in line with the decrease in settlement obligations reflected on our balance sheet. For an explanation of the key drivers of this change, see the subsequent section, Liquidity and Capital Resources, and our unaudited consolidated statement of cash flows included in this Form 10-Q.

Intangible Assets

Intangible assets, net of accumulated amortization, decreased a net of $85.6 million during the first nine months of 2020. As disclosed in Note 2, Sale of Business, intangible assets were reduced by a net of $63.4 million in September 2020. An impairment charge and resulting impairment reserve for a residual buyout reduced the net carrying value of an intangible asset by $1.0 million in third quarter 2020. Amortization expense during the 2020 period was $25.2 million. The carrying value increased by $4.4 million for acquisitions.

Debt Obligations

Outstanding amounts for our debt obligations under our Senior Credit Agreement and our GS Credit Agreement decreased by a net of $103.4 million during the first nine months of 2020. This decrease was attributable to principal repayments of $109.5 million for term debt, including an unscheduled payment of $106.5 million made in September 2020. PIK interest of $6.6 million added to the outstanding balances. All new advances made in the 2020 period on the revolving credit facility were repaid by September 2020. See the additional discussion about our debt obligations in the subsequent section for Liquidity and Capital Resources.

Stockholders' Deficit

Stockholders' deficit attributable to the stockholders of the Company changed by $28.1 million, from a deficit of $126.3 million at December 31, 2019 to a deficit of $98.3 million at September 30, 2020. The primary driver of this change was the net income attributable to stockholders of the Company of $26.7 million for the first nine months of 2020 million and $1.4 million of increases to additional paid-in capital for equity-based stock compensation.

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

Our working capital, defined as current assets less current liabilities, was $3.6 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we had unrestricted cash totaling $21.7 million compared to $3.2 million at December 31, 2019. These balances do not include restricted cash, which reflects cash accounts holding customer settlement funds of $37.1 million at September 30, 2020 and $47.2 million at December 31, 2019.

At September 30, 2020, approximately $14.0 million was available under the revolving credit facility of our Senior Credit Agreement.

The following tables and narrative reflect our changes in cash flows for the comparative periods:

(dollars in thousands)	Nine Months Ended September 30,
	2020	2019

Net cash provided by (used in):
Operating activities	$3,136	$10,617
Investing activities	168,990	(93,623)
Financing activities	(163,761)	76,018
Net increase (decrease) in cash and restricted cash	$8,365	$(6,988)

Cash Provided By Operating Activities

Net cash provided by operating activities, which includes changes in restricted cash, in the first nine months of 2020 was $3.1 million compared to net cash provided by operating activities of $10.6 million for the first nine months of 2019. This $7.5 million decrease for the 2020 period was largely the result of changes in settlement obligations and restricted cash as well as payments for transactions costs related to the business sale.

Cash Provided By (Used In) Investing Activities

Net cash provided by (used in) investing activities was $169.0 million and $(93.6) million for the first nine months of 2020 and the first nine months of 2019, respectively. During the 2020 period, we received gross cash of $179.4 million from the sale of a business. Cash used in investing activities for the first nine months of 2019 included $18.0 million used for residual buyouts and $63.8 million used to acquire assets from YapStone, Inc. Cash of $4.4 million was used during the 2020 period to partially fund a portfolio acquisition and to fund the contingent portion of a residual buyout. Cash used to acquire property, equipment, and software amounted to $6.0 million and $8.7 million for the 2020 period and the 2019 period, respectively.

Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $163.8 million for the first nine months of 2020 compared to cash provided of $76.0 million in the first nine months of 2019. The amount for the 2020 period included $109.5 million in principal repayments on the term facility for our Senior Credit Agreement and $51.0 million of cash payments to the non-controlling interests of PRET and PHOT. The amount for the 2019 period included net borrowings under our Senior Credit Agreement consisting of $11.5 million under the revolving facility and a $69.7 million delayed draw under the term facility that was used to acquire certain assets from YapStone, Inc. in March 2019.

Long-Term Debt

As of September 30, 2020, we had outstanding long-term debt of $392.1 million compared to $495.5 million at December 31, 2019, a decrease of $103.4 million. The debt balance at September 30, 2020 consisted of outstanding term debt of $280.4 million under the Senior Credit Facility and $100.7 million in term debt under the subordinated Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Group, L.P. (the "GS Credit Facility") (including accrued payment-in-kind ("PIK") interest through September 30, 2020). Additionally, under the Senior Credit Facility, we have a $25 million revolving credit facility, which had $11.0 million drawn and outstanding as of September 30, 2020. The outstanding principal amounts under the Senior Credit Facility and the subordinated GS Credit Facility mature in January 2023 and July 2023, respectively. The $25 million revolving credit facility expires in January 2022.

The Senior Credit Facility and the subordinated GS Credit Facility are secured by substantially all of our assets, however, the parent entity, Priority Technology Holdings, Inc., is neither a borrower nor guarantor to the Senior Credit Facility or the GS Credit Facility.

On March 18, 2020, we modified the Senior Credit Agreement and the GS Credit Amendment (collectively, the "Sixth Amendment"). As of September 30, 2020, financial covenants, as amended, under the Senior Credit Facility required the Total Net Leverage Ratio, as defined in the agreement, not to exceed 7.75:1.00 at September 30, 2020 through December 31, 2020. The Total Net Leverage Ratio steps down thereafter. The Total Net Leverage Ratio covenant is a material term within the Sixth Amendment.

As of September 30, 2020, we were in compliance with our financial covenants. Noncompliance in the future could have materially adverse impacts on our financial condition, including giving the lenders the right to accelerate the debt repayment schedule and restricting access to the revolving credit facility. Based upon current projections, the Company expects to be in compliance with its debt covenants for at least the foreseeable future. For additional information about the risks associated with our debt agreements and related covenants, refer to the "Risk Factors Related to Our Indebtedness" in Item 1A, Risk Factors, in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2020.

Total Net Leverage Ratio, Consolidated Total Debt, and Consolidated Adjusted EBITDA are defined in Section 1.01 of Exhibit A to the Sixth Amendment (Exhibit 10.2 and Exhibit 10.3 to this Quarterly Report on Form 10-Q) and summarized below:

•The Total Net Leverage Ratio means, at any date of determination, the ratio of Consolidated Total Debt for such date, to Consolidated Adjusted EBITDA.

•Consolidated Total Debt is the aggregate principal amount of indebtedness minus the aggregate amount of unrestricted cash at the balance sheet date.

•Consolidated Adjusted EBITDA is consolidated net income plus any applicable items determined in accordance with clauses (i)(b) through (i)(v) of the Consolidated Adjusted EBITDA definition, minus any applicable items determined in accordance with clauses (ii)(a) through (ii)(g) of the Consolidated Adjusted EBITDA definition in Section 1.01 of the Sixth Amendment ("Applicable Adjustments").

Under the provisions of the Sixth Amendment, calculation of Consolidated Adjusted EBITDA at each interim quarterly measurement period in 2020 is determined as the current year-to-date Consolidated Adjusted EBITDA annualized. For interim quarterly and full year measurement periods commencing in January 2021, calculation of Consolidated Adjusted EBITDA is determined on a last twelve months basis.

Consolidated Adjusted EBITDA is a non-GAAP liquidity measure. For determining the Total Net Leverage Ratio at September 30, 2020, Consolidated Adjusted EBITDA was calculated as follows in accordance with the referenced clause definitions from Section 1.01 of the Sixth Amendment:

Nine Months
(in thousands)	Ended
September 30, 2020

Consolidated Net Income Attributable to Stockholders of Priority Technology Holdings, Inc.(GAAP)	$26,665
Applicable Adjustments:
Gain on sale of business, less amounts attributable and paid to NCIs (clause (ii)(c))	(62,091)
Interest expense (clause (i)(b))	35,454
Depreciation and amortization (clause (i)(d) and (i)(e))	30,886
Income tax expense (clause (i)(c))	12,919
Non-cash stock-based compensation (clause (i)(j))	1,627
Acquisition transition services (clause (i)(k))	2,747
Debt extinguishment and modification costs (clause (i)(h))	1,899
Impairment of intangible asset (clause (i)(f))	980
Write off of an equity-method investment (clause (i)(f))	211
Certain legal fees and expenses (clause (i)(m))	1,380
Litigation settlement (clause (i)(k))	(722)
Professional, accounting and consulting fees (clause (i)(k))	145
Other professional and consulting fees (clause(i) (h))	1,125
Other adjustments and tax expenses (clause (i)(q))	162
Pro forma impact of disposal	(8,320)
Consolidated Adjusted EBITDA (non-GAAP)	45,067
Factor to annualize year-to-date	12/9
Annualized	$60,089

At September 30, 2020, the Total Net Leverage Ratio was 6:16:1.00, calculated as follows:

(in thousands, except ratio)	September 30, 2020

Consolidated Total Debt:
Current portion of long-term debt	$15,583
Long-term debt, net of discounts and deferred financing costs	371,206
Unamortized debt discounts and deferred financing costs	5,323
392,112
Less unrestricted cash	(21,695)
Consolidated Net Debt	$370,417

Annualized Consolidated Adjusted EBITDA (non-GAAP)	$60,089

Total Net Leverage Ratio	6.16

COVID-19 Pandemic

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

Commitments and Contractual Obligations

Commitments

See Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheets as of September 30, 2020 or December 31, 2019.

Contractual Obligations

There have been no significant changes to our contractual obligations and commitments compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report for the year ended December 31, 2019, except for changes in minimum principal repayments under our Senior Credit Agreement. For an updated schedule of debt repayments, see Note 9, Debt Obligations, to the unaudited condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Related Party Transactions

See Note 12, Related Party Transactions, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates as of September 30, 2020.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses in our internal control over financial reporting that were most recently described in the Report of Management on Internal Control Over Financial Reporting in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

c)  Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, most of our employees have been working remotely since mid-March 2020. We determined that no material changes were necessary to ensure that our internal control over financial reporting addresses risks of working in a remote environment. We are continually monitoring and assessing the COVID-19 potential effects on the effectiveness of our internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings and claims which occur in the normal course of our business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A “Risk Factors”, as supplemented by the factors under Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, as filed with the SEC on May 13, 2020 and August 4, 2020, respectively (the “Quarterly Reports”), because these risk factors may affect our operations and financial results.

The risks described in the Annual Report and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit		Description

10.1
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 1, 2020)

10.2
Sixth Amendment to the Credit and Guaranty Agreement dated as of March 18, 2020 by and among Pipeline Cynergy Holdings LLC, Priority Institutional Partner Services LLC, Priority Payment Systems Holdings LLC, Priority Holdings LLC, the others Guarantors, and Truist Bank (successor by merger to SunTrust Bank), (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 23, 2020).

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

                        PRIORITY TECHNOLOGY HOLDINGS, INC.

November 12, 2020	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

November 12, 2020	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial Officer)