Form 10-K
period 2020-12-31
Priority Technology Holdings, Inc.
filed 2021-03-31
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 001-37872
Priority Technology Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-4257046
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2001 Westside Parkway
Suite 155
Alpharetta,	Georgia	30004
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (800) 935-5961

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	PRTH	Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $30.0 million (based upon the closing sale price of the common stock on that date on The Nasdaq Capital Market).

As of March 24, 2021, 68,088,732 shares of common stock, par value $0.001 per share, were issued and 67,637,508 shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Priority Technology Holdings, Inc., scheduled to be held on June 9, 2021, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission not later than 120 days after its fiscal year ended December 31, 2020.

  Priority Technology Holdings, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2020

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
•any proposed acquisitions or dispositions or any risks associated with completed acquisitions or dispositions; and
•other risks and uncertainties set forth in the "Item 1A - Risk Factors" section of this Annual Report on Form 10-K.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, including the risk factors set forth on page 18 of this Annual Report on Form 10-K, that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

PART I.

ITEM 1. BUSINESS

Overview of the Company

We are a leading provider of payment infrastructure for merchant acquiring, integrated payment software and automated payable solutions. We offer a single technology platform for integrated payments, low friction merchant boarding, underwriting, risk management and compliance monitoring to businesses, enterprises and distribution partners such as retail independent sales organizations ("ISOs"), financial institutions ("FIs"), wholesale ISOs, and independent software vendors ("ISVs"). The Company, then Priority Holdings, LLC, was founded in 2005 with a mission to build a merchant inspired payments platform that would advance the goals of our small and medium-size business clients ("SMBs"), enterprise clients, and distribution partners.

Since 2013, we have grown from the 38th largest U.S. merchant acquirer to become the 12th largest and the 5th largest non-bank merchant acquirer as of the end of 2020 according to the Nilson Report issued in March 2021. In 2020 and 2019, we processed 457 million and 513 million transactions, respectively, and $42.3 billion and $43.0 billion, respectively, in bankcard payment volume across approximately 223,000 and 203,000, respectively, merchants. Headquartered in Alpharetta, Georgia near Atlanta, we had 479 employees as of December 31, 2020 and are led by an experienced group of payments executives.

Our growth has been underpinned by three key strengths: (1) two proprietary product platforms: the MX product line targeting the consumer payments market and the commercial payments exchange ("CPX") product line targeting the commercial payments market, (2) focused distribution engines dedicated to selling into business-to-consumer ("B2C") and commercial payments business-to-business ("B2B") payments markets, and (3) a cost-efficient, agile payment and business processing infrastructure, known internally as Vortex.Cloud and Vortex.OS.

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

For the year ended December 31, 2020, we generated revenue of $404.3 million, net income attributable to the stockholders of Priority Technology Holdings, Inc. of $25.7 million and Consolidated Adjusted EBITDA (a non-GAAP liquidity measure) of $63.8 million, compared to revenue of $371.9 million, net loss of $33.6 million, and Consolidated Adjusted EBITDA of

$72.1 million for the year ended December 31, 2019. For a discussion of Consolidated Adjusted EBITDA and a reconciliation to net income (loss), the most directly comparable measure under GAAP, please see the section entitled "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources" in Part II of this Annual Report on Form 10-K.

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

Key Industry Trends

The following are key trends we believe are impacting the merchant acquiring / payment processing industry:

•Trend Toward Electronic Transactions. We believe the continued shift from cash/paper payments toward electronic / card payments will drive growth for merchant acquirers and processors as volume continues to grow correspondingly. We believe the continued migration from cash to card and overall market growth will continue to provide tailwinds to the electronic payments industry.

•Increasing Demand for Integrated Payments. Merchant acquirers are increasingly differentiating themselves from competitors via innovative technology, including integrated POS solutions ("integrated payments"). Integrated payments refer to the integration of payment processing with various software solutions and applications that are sold by VARs and ISVs. Integrated software tools help merchants manage their businesses, streamline processes, lower costs, increase accuracy, and drive growth for businesses. The broader solutions delivered as part of an integrated payments platform have become an increasingly important consideration point for many SMBs, whereas pricing was historically the key factor influencing the selection of a merchant acquirer. Merchant acquirers that partner with VARs and ISVs to integrate payments with software or own the software outright may benefit most from new revenue streams and higher merchant retention.

•Mobile Payments. Historically, e-commerce was conducted on a computer via a web browser; however, as mobile technologies continue to proliferate, consumers are making more purchases through mobile browsers and native mobile applications. We believe this shift represents a significant opportunity given the high growth rates of mobile payments volume, higher fees for card-not-present and cross-border processing and potential for the in-app economy to stimulate and/or alter consumer spending behavior.

•Migration to EMV. EMV, which stands for Europay, MasterCard and Visa, is the global payments standard that utilizes chip technology on cards designed to increase security. EMV technology employs dynamic authentication for each transaction, rendering any data copied from magnetic strip readers to produce counterfeit cards unusable. Demand for EMV ready terminals should remain resilient in the near term due to the following:

•The United States was one of the last countries to adopt EMV technology, leaving a large group of merchants still transitioning to the EMV standards; and

•U.S. merchants are penalized for failing to comply with EMV standards by bearing the chargeback risk when presented with an EMV enabled card when the terminal is non-compliant.

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

•Card Issuing Banks – Typically financial institutions that issue credit/debit cards to consumers (also underwrite the risk associated the cards), authorize (check for fraud and sufficient funds) transactions and transfer funds through the payment networks for settlement. Some card issuers do not have the ability to process transactions in-house, in which case the issuer may engage a card processor.

•Merchant Acquirers – Firms that sign up merchants to their platform through a variety of sales channels, enabling them to accept, process and settle electronic payments. Additionally, merchant acquirers provide other value-added services to help merchants run their businesses more efficiently, such as helping to select POS hardware and providing customer support and services.

•Payment Networks – Card brand companies, such as MasterCard or Visa, that set rules and provide the rails to route transactions and information between card issuers, merchant acquirers and payments processors in real-time over vast communication networks.

•Merchant Processors – Firms that provide the technology needed to allow for payment authorization, data transmission, data security and settlement functions. Oftentimes the term merchant acquirer and processor are used synonymously; however, they perform two distinct functions (sometimes provided by the same entity).

•Sponsor Banks – Financial Institutions that are acquiring members of Visa and MasterCard and provide sponsorship access to acquirers and processors to the card networks. Sponsor banks provide merchants the ultimate access to the card networks for their processing activity.

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

•Front End Authorization – The original request for payment authorization that occurs when the card is swiped or inserted at the POS or the data is entered into an online gateway.

•Back End Settlement – The settlement and clearing process consists of settling outstanding payables and receivables between the card issuing bank & merchant bank. This process is facilitated by a back-end processor that utilizes the network's platform to send outstanding payable information and funds between the two parties.

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

•Retail ISOs/Agents and Financial Institutions (i.e. community banks) – A non-risk bearing independent group of sales agents, individual sales agents, or financial institutions (mostly community banks) that operates as a sales force on behalf of the Company. Retail resellers are not employed by us but rather are independently contracted to acquire merchants to utilize our payment processing and product offerings. While the reseller serves as the merchant's key contact, the processing contract is between us and the merchant and agreements with resellers include non-solicitation rights. We manage the transaction risk on behalf of retail resellers.

•Wholesale ISO – A risk bearing independent group of sales agents operating as a sales force on behalf of the Company. Wholesale ISOs are not employed by us but rather are independently contracted to acquire merchants to utilize our payment processing and product offerings. While the ISO serves as the merchant's key contact, the processing contract is between us and the merchant, and agreements with ISOs include non-solicitation rights. Wholesale ISOs are responsible and bear all transaction risk on their merchant portfolios. We underwrite all such merchants even though wholesale ISOs bear the risk.

•ISVs and VARs - ISVs develop and sell business management software solutions while VARs sell third-party software solutions to merchants as part of a bundled package that includes the computer systems which operates the software. We partner with ISVs and VARs that can integrate our capabilities into a variety of software applications (e.g. medical billing software). These integrated payment solutions create an extremely "sticky" customer relationship.

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

Our market strategy has resulted in a merchant base that we believe is diversified across both industries and geographies resulting in, what we believe, is more stable average profitability per merchant. Only one single reseller relationship contributes more than 10% of total bankcard processing volume, and that one relationship represents approximately 17.1% of our total bankcard processing volume.

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

To provide processing services, acquirers like Priority we must be registered with the card networks (e.g. Visa and MasterCard). To register with a card network in the United States, acquirers must maintain relationships with banks willing to sponsor the acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Wells Fargo, Synovus Bank, Pueblo Bank, Sutton Bank, and Axiom Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by Atlantic Capital Bank and Fifth Third Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for MasterCard) across the card networks (or ACH network) to authorize and clear transactions.

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

Acquisitions and Dispositions of Businesses

Merger with Finxera Holdings, Inc.

On March 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finxera Holdings, Inc. (“Finxera”), Prime Warrior Acquisition Corp., an indirect wholly owned subsidiary of the Company (“Merger Sub”) and, solely in its capacity as the representative of the stockholders or optionholders of Finxera (the “Equityholder Representative”), Stone Point Capital LLC. Priority will acquire, through a merger of Merger Sub with and into Finxera, the Finxera business. Finxera is a provider of deposit account management payment processing services to the debt settlement industry in the United States.

The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into Finxera (the “Merger”), with the separate existence of Merger Sub ceasing and Finxera continuing as the surviving entity of the Merger (the “Surviving Entity”); (b) at the effective time of the Merger (the “Effective Time”) each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Entity; and (c) the shares of common stock of Finxera designated as “Class A Common Stock”, “Class B Common Stock” and preferred stock “Series C Participating Preferred Stock” issued and outstanding immediately prior to the closing of the transactions contemplated by the Merger Agreement (the “Closing”) will be converted into rights to receive certain cash and stock consideration and a contingent right to receive a portion of any payments made following the determination of the purchase price adjustments (a “Deferred Payment”).

Consideration for the Merger will consist of a combination of cash and stock, with the purchase price comprising of: (a) $425,000,000, plus (b) the aggregate value of the current assets of the Finxera and each of its subsidiaries (the “Group Companies”) less the aggregate value of the current liabilities of the Group Companies, in each case, determined on a consolidated basis without duplication, as of the close of business on the business day immediately preceding the date of the Closing (which may be a positive or negative number), plus (c) the sum of all cash and cash equivalents of the Group Companies as of the close of business on the business day immediately preceding the date of the Closing, minus (d) the amount of indebtedness of the Group Companies as of the close of the business day immediately prior to the date of the Closing, minus (e) the amount of unpaid transaction expenses, minus (f) 25% of the earnings of the Group Companies during the period between the signing of the Merger Agreement and the Closing.

Each option to purchase one or more shares of Class B Common Stock of Finxera issued pursuant to the Finxera Holdings, Inc. 2018 Equity Incentive Plan (the “Company Options”), vested as of immediately prior to the Closing (the “Vested Company Option”), that is issued and outstanding immediately prior to the Closing will be deemed to be exercised and converted into the right to receive a cash payment with respect to such Vested Company Option and a contingent right to receive a portion of any Deferred Payments.

Support Agreement

In accordance with the terms of the Merger Agreement, Thomas C. Priore, the Thomas Priore 2019 GRAT, the Thomas C. Priore Irrevocable Insurance Trust U/A/D 1/8/2010 (the “Stockholders”) and Finxera have entered into that certain Support Agreement, dated as of March 5, 2021 (the “Support Agreement”), pursuant to which each of the Stockholder (a) agrees to execute and deliver the Stockholders’ Agreement and the Registration Rights Agreement on the date of the Closing and (b) after the date of the Support Agreement and prior to the date of the Closing, shall not sell, assign, transfer or otherwise dispose of any of such Stockholder’s Company Common Shares, unless as a condition to such sale, assignment, transfer or other disposition, each such transferee executes and delivers a joinder agreement to the Support Agreement in a form reasonably acceptable to Finxera, provided, that such Stockholder shall be permitted to sell up to an aggregate of 5% of such Stockholder’s Company Common Shares upon written notice to Finxera.

Debt Commitment Letter

On March 5, 2021, Priority Holdings, LLC (“Holdings”) entered into that certain debt commitment letter (the “Debt Commitment Letter”) with Truist Bank and Truist Securities, Inc. (collectively, the “Debt Commitment Parties”), pursuant to which, among other things, the Debt Commitment Parties have committed to provide Holdings with (a) $300,000,000 of term loan commitments (the “Initial Term Loan Facility”); (b) $290,000,000 of delayed draw term loan commitments (the “Delayed Draw Term Loan Facility”); and (c) a $40,000,000 revolving credit facility (the “Revolving Credit Facility” and together with the Initial Term Loan Facility and the Delayed Draw Term Loan Facility, collectively, the “Debt Financing”), in each case on the terms and subject to the conditions set forth in the Debt Commitment Letter. The proceeds of the Initial Term Loan Facility and the Revolving Credit Facility will be used, among other things, to refinance certain of Holdings’ existing indebtedness, to pay fees and expenses in connection with such refinancing and for working capital and general corporate requirements. The proceeds of the Delayed Draw Term Loan Facility will be used to finance a portion of the cash consideration in connection with the Merger and to pay fees and expenses in connection therewith.

Equity Commitment Letter

On March 5, 2021, the Company entered into that certain preferred stock commitment letter (the “Equity Commitment Letter”) with Ares Capital Management LLC (“ACM”) and Ares Alternative Credit Management LLC (“AACM” and together with ACM, the “Equity Commitment Parties”), pursuant to which, among other things, the Equity Commitment Parties have agreed to purchase perpetual senior preferred equity securities (the “Preferred Stock”) of the Company (a) to be issued in connection with the refinancing and repayment in full of certain Credit and Guaranty Agreements as described in the Equity Commitment Letter (the “Closing Date Refinancing”) (the “Initial Preferred Stock” and the issuance and sale thereof and certain warrants representing 2.50% of the fully diluted Company Common Shares at the Closing, the “Initial Preferred Stock Financing”) in an amount equal to (i) in the case of ACM, $90.0 million and (ii) in the case of AACM, $60.0 million, (b) to be issued in connection with the Merger (the “Acquisition Preferred Stock” and the issuance and sale thereof, the “Acquisition Preferred Stock Financing”) in an amount equal to (i) in the case of ACM, $30.0 million and (ii) in the case of AACM, $20.0 million and (c) available to be issued in connection with one or more acquisitions by the Company or its subsidiaries as permitted by the Equity Commitment Letter (the “Delayed Preferred Stock” and the issuance and sale thereof, the “Delayed Preferred Stock Financing” and together with the Initial Preferred Stock Financing and the Acquisition Preferred Stock Financing, the “Preferred Stock Financing”) an amount equal to (i) in the case of ACM, $30.0 million and (ii) in the case of AACM, $20.0 million.

The Company has also agreed to issue to the Equity Commitment Parties warrants to purchase shares of common stock of the Company equal to an aggregate of 2.5% of the outstanding shares of common stock at a nominal exercise price.

The Preferred Stock will require quarterly dividend payments initially equal to a LIBOR rate plus 12% per annum of the liquidation preference, of which at least LIBOR plus 5% is to be payable in cash and the remainder paid in kind. In certain circumstances, including if the Company does not pay the minimum cash dividend, the required dividend may be increased.

The Preferred Stock will be redeemable beginning two years after the first issuance of Preferred Stock at a price equal to 102% of the liquidation preference of the Preferred Stock plus any accrued and unpaid dividends or, beginning three years after the first issuance of Preferred Stock, at a price equal to the liquidation preference plus any accrued and unpaid dividends. Prior to two years after the first issuance, the Preferred Stock is redeemable at a make-whole rate. In the event of a change of control or liquidation event, the Company will be required to redeem the outstanding Preferred Stock.

The Preferred Stock will not have any voting rights except as required under Delaware law, but certain actions by the Company will require the consent of holders of a majority of the Preferred Stock. In addition, the Preferred Stock will include certain covenants restricting, among other things, restricted payments, the incurrence of indebtedness, acquisitions and investments.

For information regarding our business and asset acquisitions, see Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For information regarding our business disposal, see Note 2, Disposal of Business.

Competition

The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume; when excluding banks, we ranked 5th among U.S. merchant acquiring as of 2020, according to the 2020 Nilson Report issued in March 2021. When comparing top non-bank U.S. merchant acquirers by volume, FIS (which now includes Worldpay) held the leadership position at the end of 2020 followed by Global Payments (which now includes TSYS), and Fiserv (which now includes First Data).

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has assumed responsibility for enforcing federal consumer protection laws, and the FSOC, which was established to, among other things, identify risks to the stability of the United States financial system. The FSOC has the authority to require supervision and regulation of nonbank financial companies that the FSOC determines pose a systemic risk to the United States financial system. Accordingly, we may be subject to additional systemic risk-related oversight.

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

Anti-Money Laundering and Counter-Terrorism Regulation

The United States federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and the "BSA" implementing regulations administered by FinCEN, a bureau of the United States Department of the Treasury, require, among other things, each financial institution to: (1) develop and implement a risk-based anti-money laundering program; (2) file reports on large currency transactions; (3) file suspicious activity reports if the financial institution believes a customer may be violating U.S. laws and regulations; and (4) maintain transaction records. Given that a number of our clients are financial institutions that are directly subject to U.S. federal anti-

money laundering laws and regulations, we have developed an anti-money laundering compliance program to best assist our clients in meeting such legal and regulatory requirements.

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

Human Capital Management

As of December 31, 2020, we employed 479 employees, of which 472 were employed full-time. We have employees residing in 30 states across the country. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Growth and Development

Our strategy to develop and retain the best talent includes an emphasis on employee training and development. We promote our core values of ownership, innovation, camaraderie, service, authenticity and trust as an organization and offer awards to colleagues who exemplify these qualities. We require a mandatory online training curriculum for our employees that includes annual anti-harassment and anti-discrimination training.

Well-being and Safety during COVID-19 Pandemic

The success of our business is connected to the well-being of our employees. Accordingly, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate. This included enabling all of our employees to seamlessly shift to work from home. Over the past few years, we have made investments in our operating environments and technology that support day-to-day execution by employees working from home which allowed for the smooth transition. Additional health and safety measures have been implemented for employees who have elected to work within office locations.

Inclusion and Diversity

Our inclusion and diversity program focuses on our employees, workplace and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our employees should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs, or other characteristics. As part of this goal, we launched a Diversity and Inclusion roundtable series for all employees to participate. Inclusion and diversity remains a common thread in all of our human resource practices so that we can attract, develop, and retain the best talent for our workforce.

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

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and difficult to predict at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the restrictive actions taken to contain the virus or treat its effects, its effects on our customers and how quickly and to what extent normal economic and operating conditions, operations and demand for our services can resume. Accordingly, while the COVID-19 pandemic could have an adverse effect on our revenues and financial results for reporting periods after 2020, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time.

Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

Our services include the processing, transmission and storing of sensitive business and personal information about our merchants, merchants’ customers, vendors, partners, and other third parties. This information may include credit and debit card numbers, bank account numbers, personal identification numbers, names and addresses or other sensitive business information. This information may also be stored by third parties to whom we outsource certain functions or other agents (“associated third parties”). We may have responsibility to the card networks, financial institutions, and in some instances, our merchants, and/or ISOs, for our failure or the failure of our associated third parties to protect this information. .

Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. The techniques used to obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect. Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated third parties. Additionally, denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or to create a diversion for other malicious activities. Our defensive measures may not prevent down-time, unauthorized access or use of sensitive data. While we maintain insurance coverage that will cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Furthermore, we do not control the actions of our third-party partners and customers in their systems. These third parties may experience security breaches and any future problems experienced by these third parties, including those resulting from cyber attacks or other breakdowns or disruptions in services, could adversely affect our ability to conduct our business or expose us to liability. Further, our agreements with our bank sponsors and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any such actions, attacks or failure to adequately comply with these protective measures could hurt our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, or subject us to fees, penalties, sanctions, litigation or termination of our bank sponsor agreements or our third-party payment processor agreements.

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

Our systems or our third-party providers’ systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.

We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with financial institutions and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, or telecommunications failure.

The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.

The payment processing industry is highly competitive. We primarily compete in the small to medium-size ("SMB") merchant industry. We compete with, financial institutions and their affiliates, independent payment processing companies, and ISOs. We also compete with many of these same entities for production through distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of payments with credit, debit and prepaid cards ("Electronic Payments"), particularly Electronic Payments to SMB merchants, and our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.

Additionally, many financial institutions and their subsidiaries or well-established payment-enabled technology providers with which we compete, have substantially greater capital, technological, management and marketing resources than we have. These factors may allow our competitors to offer better pricing terms to merchants and more attractive compensation to distribution partners, which could result in a loss of our potential or current merchants and distribution partners. Our current and future competitors may also develop or offer services that have price or other advantages over the services we provide.

We also face new, well capitalized, competition from emerging technology and non-traditional payment processing companies as well as traditional companies offering alternative electronic payments services and payment enabled software solutions. If these new entrants gain a greater share of total electronic payments transactions, they could impact our ability to retain and grow our relationships with merchants and distribution partners. Acquirers may be susceptible to the adoption by the broader merchant community of payment enabled software versus terminal based payments.

 Increased merchant, referral partner or ISO attrition could cause our financial results to decline.

We experience attrition in merchant credit and debit card processing volume resulting from several factors, including business closures, transfers of merchant accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner or an ISO switches to another processor, terminates our services, internalizes payment processing that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner or ISO. We cannot predict the level of attrition in the future and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Acquisitions create certain risks and may adversely affect our business, financial condition, or results of operations.

We have actively acquired businesses and expect to continue to make acquisitions of businesses and assets in the future. The acquisition and integration of businesses and assets involve a number of risks. These risks include valuation (negotiating a fair price for the business and assets), integration (managing the process of integrating the acquired business’ people, products, technology, and other assets to realize the projected value and synergies), regulatory (obtaining any applicable regulatory or other government approvals), and due diligence (identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions). There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any potential acquisition can subject us to a variety of other risks:

•If we are unable to successfully integrate the benefits plans, duties and responsibilities, and other factors of interest to management of employees of the acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration;

•If the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors;

• Any acquisition may otherwise cause disruption to the acquired company’s business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners;

•Any acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new markets for payments technology and software solutions; and

•The costs related to the integration of an acquired company’s business and operations into ours may be greater than anticipated.

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

We rely on financial institutions and other service and technology providers. If they fail or discontinue providing their services or technology generally or to us specifically, our ability to provide services to merchants may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.

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

We also rely on third parties to provide or supplement bankcard processing services and for infrastructure hosting services. We also rely on third parties for specific software and hardware used in providing our products and services. The termination by our service or technology providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with our merchants and, if we cannot find alternate providers quickly, may cause those merchants to terminate their relationship with us.

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

Legal, Regulatory Compliance and Tax Risks

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

Our business is affected by laws and regulations and examinations that affect us and our industries., Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.

Interchange fees are subject to intense legal, regulatory, and legislative scrutiny. In particular, the Dodd-Frank Act limits the amount of debit card fees charged by certain issuers, allowing merchants to set minimum dollar amounts for the acceptance of credit cards and allowing merchants to offer discounts or other incentives for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the CFPB, which has assumed responsibility for enforcing federal consumer protection laws, and the FSOC, which has the authority to determine whether any non-bank financial company, which may include us within the definitional scope, should be supervised by the Federal Reserve because it is systemically important to the United States financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse impact on our business, financial condition and results of operations.

We and many of our merchants may be subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices. That statement and other laws, rules and or regulations, including the Telemarketing Sales Act, may directly impact the activities of certain of our merchants and, in some cases, may subject us, as the merchant's electronic processor or provider of certain services, to investigations, fees, fines and disgorgement of funds if we were deemed to have improperly aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal or improper activities of the merchant through our services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and state attorneys general, have authority to take action against non-banks that engage in unfair or deceptive practices or violate other laws, rules and regulations and to the extent we are processing payments or providing services for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

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

Risk Related to Our Capital Structure

We face risks related to our substantial indebtedness.

We have a substantial amount of indebtedness and may incur other debt in the future. Our level of debt and the covenant to which we agreed could have negative consequences on us, including, among other things, (1) requiring us to dedicate a large portion of our cash flow from operations to servicing and repayment of the debt; (2) limiting funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (3) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our ability to react to changes in our business, our industry and economic conditions.

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

The credit agreements governing our existing credit facilities contain operating covenants and financial covenants that may limit management's discretion with respect to certain business matters. In addition, any debt instruments we may issue in the future will likely contain similar operating and financial covenants restricting our business. Among other things, these covenants will restrict our ability to:

•pay dividends, or redeem or purchase equity interests;
•incur additional debt;
•incur liens;
•change the nature of our business;
•engage in transactions with affiliates;
•sell or otherwise dispose of assets;
•make acquisitions or other investments; and
•merge or consolidate with other entities.

In addition, the credit agreements governing our Senior Credit Facilities contain a total net leverage ratio financial covenant. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” A breach of any of these covenants (or any other covenant in the documents governing our Senior Credit Agreement) could result in a default or event of default under our Senior Credit Agreement. If an event of default occurred, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Senior Credit Agreement. Any acceleration of amounts due under the Senior Credit Agreement would likely have a material adverse effect on us.

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

Financial Risks

Changes in the method for determining the London Interbank Offered Rate ("LIBOR") and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.

The majority of our current indebtedness bears interest at a variable rate based on LIBOR, and we may incur additional indebtedness based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The ICE Benchmark Administration Limited recently announced that it will consult on its intention to extend the publication of most tenors LIBOR to June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. At this time, it is not possible to predict when LIBOR will be replaced as the reference rate in the agreements governing the Company’s indebtedness or the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, however, the Company’s borrowing costs may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

We maintain several offices across the United States, all of which we lease.

Our key office locations include:

•corporate headquarters in Alpharetta, Georgia;
•administrative office in Hicksville, NY; and
•administrative office in New York, NY.

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

Holders

As of March 24, 2021, we had 32 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. With the exception of one holder, all of our outstanding warrants and units were held in nominee or "street" name accounts through brokers.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Statement of operations data:
Revenues	$404,342	$371,854	$375,822
Operating expenses	383,481	364,670	359,429
Income from operations	20,861	7,184	16,393
Interest expense	(44,839)	(40,653)	(29,935)
Gain on sale of business, net	107,239	—	—
Debt extinguishment and modification expenses	(1,899)	—	(2,043)
Other income (expenses), net	596	710	(4,741)
Income (loss) before income taxes	81,958	(32,759)	(20,326)
Income tax expense (benefit)	10,899	830	(2,490)
Net income (loss)	71,059	(33,589)	(17,836)
Less earnings attributable to redeemable and redeemed non-controlling interests	(45,398)	—	—
Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$25,661	$(33,589)	$(17,836)

Common stockholders of Priority Technology Holdings, Inc.:
Basic earnings (loss) per common share	$0.38	$(0.50)	$(0.29)
Diluted earnings (loss) per common share	$0.38	$(0.50)	$(0.29)

	Year Ended December 31,
	2020	2019	2018
Statement of cash flows data:
Net cash provided by (used in):
Operating activities	$47,072	$39,364	$31,348
Investing activities	$166,396	$(97,747)	$(108,928)
Financing activities	$(175,813)	$75,017	$67,252

	As of December 31,
	2020	2019
Balance sheet data:
Cash and restricted cash	$88,120	$50,465
Total assets	$417,829	$464,505
Total liabilities	$516,393	$585,194
Total stockholders' deficit	$(98,564)	$(120,689)
Shares of common stock outstanding	67,391	67,061

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of financial condition and results of operations together with "Item 6 - Selected Financial Data" and our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those currently anticipated by us as a result of the factors described in the sections entitled "Item 1A - Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements."

Certain amounts in this section may not add mathematically due to rounding.

For a description and additional information about our three reportable segments, see Note 18, Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations

This section includes a summary of our results of operations for the periods presented followed by a discussion of our results of operations for (i) the year ended December 31, 2020 (or "2020") compared to the year ended December 31, 2019 (or "2019") and (ii) the year ended December 31, 2019 (or "2019") compared to the year ended December 31, 2018 (or "2018"). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table shows our consolidated income statement data for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change

REVENUES	$404,342	$371,854	$32,488	8.7%

OPERATING EXPENSES:
Costs of services	277,374	252,569	24,805	9.8%
Salary and employee benefits	39,507	42,214	(2,707)	(6.4)%
Depreciation and amortization	40,775	39,092	1,683	4.3%
Selling, general and administrative	25,825	30,795	(4,970)	(16.1)%
Total operating expenses	383,481	364,670	18,811	5.2%

Income from operations	20,861	7,184	13,677	190.4%
Operating margin	5.2%	1.9%
OTHER INCOME (EXPENSES):
Interest expense	(44,839)	(40,653)	(4,186)	10.3%
Debt extinguishment and modification expenses	(1,899)	—	(1,899)	nm
Gain on sale of business, net	107,239	—	107,239	nm
Other income, net	596	710	(114)	(16.1)%
Total other income (expenses), net	61,097	(39,943)	101,040	253.0%

Income (loss) before income taxes	81,958	(32,759)	114,717	350.2%

Income tax expense	10,899	830	10,069	nm

Net income (loss)	71,059	(33,589)	104,648	311.6%

Less income attributable to redeemable and redeemed non-controlling interests	(45,398)	—	(45,398)	nm

Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$25,661	$(33,589)	$59,250	176.4%

nm = not meaningful

The following table shows our segment income statement data and selected performance measures for the years indicated:

	Year Ended December 31,
(dollars and volume amounts in thousands)	2020	2019	$ Change	% Change

Consumer Payments:
Revenue	$367,816	$330,599	$37,217	11.3%
Operating expenses	329,424	298,362	31,062	10.4%
Income from operations	$38,392	$32,237	$6,155	19.1%
Operating margin	10.4%	9.8%
Depreciation and amortization	$35,002	$32,842	$2,160	6.6%

Key Indicators:
Merchant bankcard processing dollar value	$41,703,661	$42,303,880	$(600,219)	(1.4)%
Merchant bankcard transaction volume	455,240	511,852	(56,612)	(11.1)%

Commercial Payments:
Revenue	$20,922	$25,980	$(5,058)	(19.5)%
Operating expenses	19,999	26,871	(6,872)	(25.6)%
Income (loss) from operations	$923	$(891)	$1,814	203.6%
Operating margin	4.4%	(3.4)%
Depreciation and amortization	$306	$323	$(17)	(5.3)%

Key Indicators:
Merchant bankcard processing dollar value	$249,004	$312,342	$(63,338)	(20.3)%
Merchant bankcard transaction volume	99	109	(10)	(9.2)%

Integrated Partners:
Revenue	$15,604	$15,275	$329	2.2%
Operating expenses	14,200	14,550	(350)	(2.4)%
Income from operations	$1,404	$725	$679	93.7%
Operating margin	9.0%	4.7%
Depreciation and amortization	$4,299	$4,398	$(99)	(2.3)%

Key Indicators:
Merchant bankcard processing dollar value	$364,084	$386,101	$(22,017)	(5.7)%
Merchant bankcard transaction volume	1,316	1,380	(64)	(4.6)%

Income from operations of reportable segments	$40,719	$32,071	$8,648	27.0%
Corporate expenses	19,858	24,887	(5,029)	(20.2)%
Consolidated income from operations	$20,861	$7,184	$13,677	190.4%
Corporate depreciation and amortization	$1,168	$1,529	$(361)	(23.6)%

Key Indicators:
Merchant bankcard processing dollar value	$42,316,749	$43,002,323	$(685,574)	(1.6)%
Merchant bankcard transaction volume	456,655	513,341	(56,686)	(11.0)%

Impact of COVID-19 on Results and Trends

The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect consumer activity and has contributed to a decline in many aspects of macroeconomic activity in 2020 compared to 2019. The largest impact we experienced was within our Consumer Payments reportable segment (“Consumer Payments”), which is described below.

Our results of operations for most of the first quarter of 2020 were not significantly impacted by the COVID-19 pandemic since the economic consequences of the pandemic did not begin to materially impact consumer payment transactions in the United States until the last half of March 2020. Beginning in mid-March, the pandemic began to negatively impact our daily merchant bankcard processing dollar values (“processing dollars”) as the pandemic spread across the United States and restrictive shelter in place requirements were instituted. From mid-March 2020 through the end of April 2020, we experienced a significant decline of approximately 35% in processing dollars as compared with the comparable weeks in 2019. As a result, our processing dollars grew only 1.7% in the first quarter of 2020 compared with the first quarter of 2019. In the second quarter of 2020 we experienced a 16.4% decline in processing dollars compared with the second quarter of 2019. However, within the second quarter of 2020, the decline in processing dollars was greatest in April. In May and June of 2020, as shelter in place restrictions began to be lifted, we experienced a rebound in processing dollars that continued through the third quarter. With increased economic activity in the third quarter of 2020, we experienced growth in processing dollars of 6.3% as compared with the third quarter of 2019.

The level of new COVID-19 cases began to increase significantly throughout the United States during the fourth quarter of 2020, with certain states impacted more than others, and pandemic related economic factors impacted the growth rate of our processing dollars. In the fourth quarter of 2020, we experienced growth in processing dollars of 3.0% as compared with the fourth quarter of 2019. For the year ended December 31, 2020, processing dollars in Consumer Payments of $41.7 billion declined 1.4% from $42.3 billion in the year ended December 31, 2019.

Revenue growth in Consumer Payments was 11.3% for the year ended December 31, 2020 compared with the year ended December 31, 2019. In the first, second, third and fourth quarters of 2020, revenue growth was 8.9%, 0.3%, 20.0% and 15.3%, respectively, compared with the comparable quarters in 2019. During 2020, we benefited from our specialized merchant acquiring program. This program, which complies with the recently issued card association rules, helped mitigate the negative effects of the pandemic on overall revenue growth by adding $28.8 million to the Consumer Payments revenue in 2020, compared with $7.4 million in 2019.

In the first quarter of 2021, the distribution of COVID-19 vaccines in the United States began to accelerate. While this may be a positive development, the future impact of the pandemic on the overall economy and our results are beyond our ability to predict or control.

Revenue

Consolidated revenue

For the year ended December 31, 2020, our consolidated revenue increased by $32.5 million, or 8.7%, from the year ended December 31, 2019 to $404.3 million. This overall increase was driven by a $37.2 million, or 11.3%, increase in revenue from our Consumer Payments segment and a $0.3 million, or 2.2%, increase in revenue from our Integrated Partners segment, partially offset by a $5.1 million, or 19.5%, decrease in revenue in our Commercial Payments segment.

Revenue in Consumer Payments segment

Consumer Payments revenue for the year ended December 31, 2020 increased by $37.2 million, or 11.3%, compared to revenue for the year ended December 31, 2019 of $330.6 million. This increase was driven by $21.4 million, or 290.0%, revenue growth from our specialized merchant acquiring program.

Merchant bankcard processing dollar value for the year ended December 31, 2020 of $41.7 billion decreased by $0.6 billion, or 1.4%, compared to $42.3 billion for the year ended December 31, 2019. However, our merchant volume mix drove a 10.8% higher average ticket of $91.61 in 2020 compared to $82.65 in 2019. Current economic factors have impacted the merchant volume mix, including shifts in payment transaction activity among certain vertical industries, spending trends related to the COVID-19 pandemic that appear to have resulted in consumers conducting fewer payment transactions at higher average transaction values, and an increase in card-not-present transactions. Card-not-present volume generally offers more favorable pricing to us than other types of transactions. The trend of new merchant boarding remains within our historical range of 4,500 to 5,000 new merchants per month. During 2020, our monthly average of new merchants boarded was 4,669 compared with 4,612 in 2019.

Revenue in Commercial Payments segment

Commercial Payments revenue for the year ended December 31, 2020 of $20.9 million decreased by $5.1 million, or 19.5%, compared to revenue for the year ended December 31, 2019 of $26.0 million. The increase in revenue from our accounts payable automated solutions services was offset by a decrease in revenues from our curated managed services programs.

Revenue from our accounts payable automated solutions business in 2020 of $6.0 million increased $0.5 million, or 8.8%, compared to revenue in 2019 of $5.5 million. This increase was driven by increased business from existing customers. Revenue from our curated managed services business in 2020 of $14.9 million decreased by $5.5 million, or 27.1%, compared to revenue in 2019 of $20.5 million. This decrease was driven by a decline and curtailment in 2020 of a customer’s merchant financing program in response to the COVID related economic conditions and the changes in the customer's business model.

Revenue in Integrated Partners segment

Integrated Partners revenue for the year ended December 31, 2020 of $15.6 million increased by $0.3 million, or 2.2%, compared to revenue for the year ended December 31, 2019 of $15.3 million. Priority Real Estate Technology, LLC ("PRET") comprised $13.4 million and $13.2 million of this segment's revenue in 2020 and 2019, respectively. PRET's RentPayment business, which was formed with a March 2019 asset acquisition, generated revenue of $12.0 million in 2020 and $11.7 million in 2019, respectively. Revenue from PRET’s RadPad and Landlord Station businesses, Priority PayRight Health Solutions ("PayRight") and Priority Hospitality Technology ("PHOT") comprised the remainder of this segment's revenue.

The sale of the RentPayment business in September 2020 as disclosed in Note 2, Disposal of Business, to the consolidated financial statements impacted our results after the third quarter of 2020 and will also impact the trend of future results of the Integrated Partners segment.

Consolidated Operating Expenses

Our consolidated operating expenses for the year ended December 31, 2020 of $383.5 million increased by $18.8, or 5.2%, compared to consolidated operating expenses for the year ended December 31, 2019 of $364.7 million. This overall increase was driven by higher costs of services and depreciation and amortization expense in 2020 compared to 2019. Costs of services of $277.4 million grew $24.8 million, or 9.8%, in 2020 resulting from higher revenues in the Consumer Payments segment. Consolidated depreciation and amortization expense of $40.8 million increased by $1.7 million, or 4.3%, in 2020, which was driven by additions to property, equipment and software, as well as intangible assets.

While costs of services and depreciation and amortization expense increased in 2020, we experienced decreases in salary and employee benefits and selling, general and administrative expenses compared to 2019. Consolidated salary and employee benefits expenses of $39.5 million decreased $2.7 million, or 6.4%, in 2020, which was driven by lower headcount and a $1.2 million decline in non-cash stock-based compensation. Consolidated selling, general and administrative expenses of $25.8 million decreased $5.0 million, or 16.1%, in 2020 driven by decreases in certain expenses management considers to be non-recurring in nature, lower office and travel-related costs due to the COVID-19 pandemic, decreased use of outside professionals due to in-sourcing of certain services, and an overall focus on cost containment.

Income (Loss) from Operations

Consolidated income from operations

For the year ended December 31, 2020, our consolidated income from operations increased by $13.7 million, or 190.4%, from the year ended December 31, 2019 to $20.9 million. This overall increase was driven by a $6.2 million, or 19.1%, increase income from operations in our Consumer Payments segment, a $1.8 million, or 203.6%, increase in income from operations in our Commercial Payments segment, and a $0.7 million, or 93.7%, increase in income from operations in our Integrated Partners segment. Corporate expense of $19.9 million in 2020 decreased by $5.0 million, or 20.2%, as compared to the year ended December 31, 2019.

Income from operations in Consumer Payments segment

Our Consumer Payments segment contributed $38.4 million of income from operations for the year ended December 31, 2020, an increase of $6.2 million, or 19.1%, from the $32.2 million for the year ended December 31, 2019. This increase was the result of higher revenue, net of costs of services, of $9.0 million, and lower salary and employee benefit expenses of $1.8 million driven by lower headcount and a $1.1 million decline in non-cash stock-based compensation. While these factors drove growth in income from operations, they were partially offset by a $2.2 million increase in depreciation and amortization expense and a $2.5 million increase in selling, general and administrative expenses. The increase in depreciation and amortization expense was attributable to additions to intangible assets and property, equipment and software, while the growth in selling, general and administrative expenses was due to a $2.5 million increase in certain expenses management considers to be non-recurring in nature. Such expenses in 2020 totaled $1.9 million and are comprised of: $1.8 million for an impairment charge for an intangible asset and a $0.5 million allowance provision for a note receivable, partially offset by a non-cash reduction in expense of $0.4 million for a change in the fair value of accrued contingent consideration related to two 2018 business acquisitions. Selling, general and administrative expenses in 2019 included a non-cash reduction in expense of $0.6 million for a change in the fair value of accrued contingent consideration related to the same two 2018 business combinations.

Income (loss) from operations in Commercial Payments segment

Our Commercial Payments segment contributed $0.9 million of income from operations for the year ended December 31, 2020 compared to a loss from operations of $0.9 million for the year ended December 31, 2019. This improvement was driven by a $1.9 million decrease in selling, general and administrative expenses and a $0.8 million decrease in salaries and employee benefits expenses due to lower headcount and a $0.5 million decline in non-cash stock-based compensation. The decrease in selling, general and administrative expenses was driven by reduced travel and trade show expenses due to the COVID-19 pandemic. Also, selling, general and administrative expenses for 2019 included a $0.5 million allowance for uncollectible receivables which were substantially recovered in 2020. While these factors drove growth in income from operations, they were partially offset by the decline in revenue attributable to our curated managed services programs.

Income from operations in Integrated Partners segment

Our Integrated Partners segment contributed $1.4 million of income from operations for the year ended December 31, 2020, an increase of $0.7 million compared to $0.7 million of income from operations for the year ended December 31, 2019. This increase was driven by lower operating expenses attributable to a $0.8 million decrease in salary and employee benefit expenses, a $0.3 million decrease in selling, general and administrative expenses, and a $0.1 million decrease in depreciation and amortization expense. Included in selling, general and administrative expenses for 2020 and 2019 are expenses related to transition services provided by YapStone, Inc. in connection with the assets acquired in March 2019 and sold in September 2020. These transition services were approximately $2.6 million in 2020 and $2.9 million in 2019. These operating expense decreases more than offset the increase in costs of services experienced in 2020, due in part to our new payment infrastructure as a service arrangement with the buyer of the RentPayment business.

Corporate Expense

Corporate expenses were $19.9 million for the year ended December 31, 2020, a decrease of $5.0 million, or 20.2%, from expenses of $24.9 million for the year ended December 31, 2019. This decrease in 2020 was driven by a $5.3 million decrease in selling, general and administrative expenses and a $0.4 million decrease in depreciation and amortization expense, partially offset by a $0.6 million increase in salary and employee benefits expense largely attributable to a $0.4 million increase in non-cash stock-based compensation. Included in selling, general and administrative expenses in 2020 are certain legal and professional expenses management considers to be non-recurring in nature of $1.9 million, offset by litigation settlement income of $0.7 million. Such expenses in 2019 totaled of $6.4 million, offset by litigation settlement income of $0.4 million.

Interest Expense

The amortization of deferred financing costs and debt discounts, as well as certain administrative fees, increased our reported consolidated interest expense and the effective interest rates under our Senior and Subordinated Credit Agreements.

For the year ended December 31, 2020, consolidated interest expense increased by $4.2 million, or 10.3%, to $44.8 million from $40.7 million for the year ended December 31, 2019. The additional expense in 2020 was due to increases in the applicable margins on the Senior and Subordinated Credit Agreements that resulted from the Sixth Amendment in March 2020 and increased borrowings under the revolving credit portion of our Senior Credit Agreement, partially offset by a $106.5 million principal prepayment in late September 2020 of the term portion of our Senior Credit Agreement. For 2020, the effective interest rates on the term facility of our Senior and Subordinated Credit Agreements averaged 8.5% and 13.0%, respectively, compared to 7.2% and 10.8%, respectively, for 2019. Based on applicable margins and the LIBOR rate in effect on December 31, 2020, we expect the effective interest rates on the term facility of our Senior and Subordinated Credit Agreements to be approximately 8.2% and 12.8%, respectively, in 2021.

Debt Extinguishment and Modification Expenses

During September 2020, we wrote off unamortized deferred debt costs and discounts of $1.5 million associated with the $106.5 million principal prepayment for the term facility under our Senior Credit Agreements. In the first quarter of 2020, we expensed $0.4 million of third-party costs incurred in connection with the Sixth Amendment to the Senior and Subordinated Credit Agreements.

Gain on Sale of Business

As disclosed in Note 2, Disposal of Business, to the consolidated financial statements, during late September 2020 our consolidated PRET subsidiary sold the RentPayment business, which is substantially all of the assets acquired from YapStone, Inc. in March 2019. Based on efforts and changes made by us since the March 2019 acquisition of these assets, the assets constituted a business, as defined by GAAP, when sold in September 2020 for $179.4 million, net of a working capital adjustment. After removing the carrying values of the disposed business and incurring costs related to the transaction, PRET recognized a pre-tax gain of $107.2 million. PRET had non-controlling interests ("NCIs"), and based on the cash waterfall provisions in PRET's governing agreement, the NCIs were entitled to $45.1 million of the $107.2 million pre-tax gain, which is included in Net Income Attributable to Non-Controlling Interests on our consolidated statement of operations for the year ended December 31, 2020. The $45.1 million was distributed in cash to the NCIs, and the $45.1 million of payments along with the $5.7 million redemption payment made to one of the NCIs, resulted in the redemption of all NCIs of PRET. The working capital adjustment and the allocation of net proceeds described above remain subject to final adjustment with the buyer and PRET members, respectively. Any remaining payments made or received by the Company will be recorded in the period in which such amounts are finalized.

Other, net

For the years ended December 31, 2020 and 2019, Other, net was composed primarily of interest income earned on notes receivable from certain independent sales organizations and another entity.

Income Tax Expense

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

On the basis of our assessment, for the years ended December 31, 2020 and 2019, we decreased and increased the valuation allowance for deferred income taxes by $2.9 million and $9.3 million, respectively, associated with excess business interest for the then-current reporting periods. Changes to the valuation allowance for 2018 were not material. We will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

For the year ended December 31, 2020, our consolidated income tax expense was $10.9 million, resulting in a consolidated effective income tax rate of 13.3%. Approximately $12.3 million of consolidated income tax expense for the year ended December 31, 2020 was attributable to the gain on the business sale (see Note 2, Disposal of Business). For the year ended December 31, 2019, our consolidated income tax expense was $0.8 million, resulting in an effective consolidated income tax benefit rate of 2.5%. See Note 11, Income Taxes, to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the tax code. The consolidated effective income tax rate for 2020 may not be indicative of our effective tax rate for future periods.

Earnings Attributable to Non-Controlling Interests (NCIs)

In addition to the $45.1 million discussed above for the NCIs of PRET, we attributed and paid $250 thousand to the NCIs of PHOT for the year ended December 31, 2020. No amounts were attributable or paid to any NCIs in prior years. See Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations, to the consolidated financial statements.

Net Income (Loss)

Consolidated net income attributable to the stockholders of Priority Technology Holdings, Inc. for the year ended December 31, 2020 was $25.7 million compared to a net loss of $33.6 million for the year ended December 31, 2019 for the aforementioned reasons.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table shows our consolidated income statement data for the years indicated:

	Year Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change

REVENUES	$371,854	$375,822	$(3,968)	(1.1)%

OPERATING EXPENSES:
Costs of services	252,569	269,284	(16,715)	(6.2)%
Salary and employee benefits	42,214	38,324	3,890	10.2%
Depreciation and amortization	39,092	19,740	19,352	98.0%
Selling, general and administrative	30,795	32,081	(1,286)	(4.0)%
Total operating expenses	364,670	359,429	5,241	1.5%

Income from operations	7,184	16,393	(9,209)	(56.2)%
Operating margin	1.9%	4.4%

OTHER (EXPENSES) INCOME:
Interest expense	(40,653)	(29,935)	(10,718)	35.8%
Other, net	710	(6,784)	7,494	110.5%
Total other expenses, net	(39,943)	(36,719)	(3,224)	8.8%

Loss before income taxes	(32,759)	(20,326)	(12,433)	61.2%

Income tax expense (benefit)	830	(2,490)	3,320	nm

Net loss	$(33,589)	$(17,836)	$(15,753)	88.3%

nm = not meaningful

The following table shows our segment income statement data and selected performance measures for the years indicated:

	Years Ended December 31,
(dollars and volume amounts in thousands)	2019	2018	$ Change	% Change

Consumer Payments:
Revenue	$330,599	$347,013	$(16,414)	(4.7)%
Operating expenses	298,362	300,011	(1,649)	(0.5)%
Income from operations	$32,237	$47,002	$(14,765)	(31.4)%
Operating margin	9.8%	13.5%
Depreciation and amortization	$32,842	$17,945	$14,897	83.0%

Key Indicators:
Merchant bankcard processing dollar value	$42,303,880	$37,892,474	$4,411,406	11.6%
Merchant bankcard transaction volume	511,852	465,584	46,268	9.9%

Commercial Payments:
Revenue	$25,980	$27,056	$(1,076)	(4.0)%
Operating expenses	26,871	28,008	(1,137)	(4.1)%
Loss from operations	$(891)	$(952)	$61	(6.4)%
Operating margin	(3.4)%	(3.5)%
Depreciation and amortization	$323	$557	$(234)	(42.0)%

Key Indicators:
Merchant bankcard processing dollar value	$312,342	$257,308	$55,034	21.4%
Merchant bankcard transaction volume	109	118	(9)	(7.6)%

Integrated Partners:
Revenue	$15,275	$1,753	$13,522	nm
Operating expenses	14,550	3,722	10,828	nm
Income (loss) from operations	$725	$(1,969)	$2,694	nm
Operating margin	4.7%	(112.3)%
Depreciation and amortization	$4,398	$145	$4,253	nm

Key Indicators:
Merchant bankcard processing dollar value	$386,101	$5,516	$380,585	nm
Merchant bankcard transaction volume	1,380	55	1,325	nm

Income from operations of reportable segments	$32,071	$44,081	$(12,010)	(27.2)%
Corporate expenses	24,887	27,688	(2,801)	(10.1)%
Consolidated income from operations	$7,184	$16,393	$(9,209)	(56.2)%
Corporate depreciation and amortization	$1,529	$1,093	$436	39.9%

Key Indicators:
Merchant bankcard processing dollar value	$43,002,323	$38,155,298	$4,847,025	12.7%
Merchant bankcard transaction volume	513,341	465,757	47,584	10.2%

nm = not meaningful

Revenue

Consolidated revenue

For the year ended December 31, 2019, our consolidated revenue decreased by $4.0 million, or 1.1%, from the year ended December 31, 2018 to $371.9 million. This decrease was driven by a $16.4 million, or 4.7%, decrease in revenue from our Consumer Payments segment and a $1.1 million, or 4.0%, decrease in revenue from our Commercial Payments segment, partially offset by a $13.5 million increase in revenue from our Integrated Partners segment. Consolidated merchant bankcard processing dollar value and merchant bankcard transactions increased 12.7% and 10.2%, respectively.

Revenue in Consumer Payments segment

For the year ended December 31, 2019, the $16.4 million decrease in Consumer Payments revenue was primarily attributable to a decrease in revenue of $51.9 million from certain subscription-billing e-commerce merchants, largely offset by revenue resulting from the overall increases in merchant bankcard processing dollar value and merchant bankcard transactions of 11.6% and 9.9%, respectively, compared to the year ended December 31, 2018. The higher merchant bankcard processing dollar value and transaction volume in 2019 were mainly due to the continuation of higher consumer spending trends in 2019 and positive net onboarding of new merchants. Additionally, the average dollar amount per bankcard transaction increased to $82.65, or 1.5%, in 2019 from $81.39 in 2018.

Our revenue in the Consumer Payments segment for the year ended December 31, 2019 was negatively affected by the closure of high-margin accounts with certain subscription-billing e-commerce merchants. The closure of merchants in this channel was due to industry-wide changes for enhanced card association compliance. This revenue was $7.4 million and $59.3 million for the years ended December 31, 2019 and 2018, respectively.

Revenue in Commercial Payments segment

For the year ended December 31, 2019, the $1.1 million decrease in Commercial Payments revenue was attributable to a $2.3 million decrease in revenue from our curated managed services program, partially offset by a $1.2 million increase in revenue from our accounts payable automated solutions. The managed services decline was largely driven by lower incentive revenue and the accounts payable automated solutions increase was driven by customer additions and higher merchant bankcard processing dollar value.

Revenue in Integrated Partners segment
For the year ended December 31, 2019, the $13.5 million increase in our Integrated Partners revenue was due primarily to a $12.3 million increase in revenue from PRET. PRET's revenue growth included $11.7 million from a March 2019 asset acquisition. Revenue from PayRight and PHOT, which commenced operations in April 2018 and February 2019, respectively, comprised the remainder of this reportable segment’s $1.2 million revenue growth.

Consolidated Operating Expenses

Our consolidated operating expenses for the year ended December 31, 2019 of $364.7 million increased by $5.2 million, or 1.5%, from consolidated operating expenses for the year ended December 31, 2018 of $359.4 million. This overall increase was driven primarily by a $19.4 million, or 98.0%, increase in amortization and depreciation expense related to asset acquisitions that occurred in late 2018 and 2019. Consolidated salary and employee benefits increased $3.9 million, or 10.2%, related to increases in corporate and operations headcount and higher headcount from business and asset acquisitions in 2019 and 2018, as well as a $2.0 million increase in non-cash stock-based compensation in 2019 compared to 2018. These increases were partially offset by a $16.7 million, or 6.2%, decrease in consolidated costs of services in correlation with lower revenues in 2019 and due to lower residual expenses in 2019 resulting from buyouts of residual commission rights in 2019 and 2018. Consolidated selling, general, and administrative expenses decreased by $1.3 million, or 4.0%, driven by a decrease in certain expenses management considers to be non-recurring in nature related to transaction costs associated with the Business Combination and conversion to a public company, such as legal, accounting and other advisory and consulting expenses. These expenses were $8.3 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively.

Income (Loss) from Operations

Consolidated income from operations

Consolidated income from operations decreased $9.2 million, or 56.2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Our consolidated operating margin for year ended December 31, 2019 was 1.9% compared to 4.4% for the year ended December 31, 2018. The consolidated margin decrease was the result of higher depreciation and amortization expense of $19.4 million and a $3.9 million increase in salaries and employee benefits, partially offset by lower costs of services of $16.7 million and a $1.3 million decrease in selling, general and administrative expenses.

Income from operations in Consumer Payments segment

Our Consumer Payments reportable segment earned $32.2 million in income from operations for the year ended December 31, 2019, a decrease of $14.8 million, or 31.4%, from $47.0 million for the year ended December 31, 2018. This decrease largely reflected the increase in depreciation and amortization expense of $14.9 million in 2019 related to asset acquisitions that occurred in late 2018 and 2019. The loss of certain subscription-billing e-commerce merchants in 2019 due to industry-wide changes for enhanced card association compliance, which contributed $3.5 million and $21.3 million of income from operations in the years ended December 31, 2019 and 2018, respectively, was largely offset by income resulting from the growth in merchant bankcard processing dollar value and transaction volume.

Loss from operations in Commercial Payments segment

Our Commercial Payments reportable segment incurred a $0.9 million loss from operations for the year ended December 31, 2019, compared to a $1.0 million loss from operations for the year ended December 31, 2018. This improvement was driven by a $0.6 million increase in revenue, net of costs of services, partially offset by increases in salaries and employee benefits and selling, general and administrative expenses, which included a $0.5 million allowance for uncollectible receivables in 2019 which were substantially recovered in 2020.

Income (loss) from operations in Integrated Partners segment

Our Integrated Partners segment earned income from operations of $0.7 million for the year ended December 31, 2019 compared to a loss from operations of $2.0 million for the year ended December 31, 2018. This increase in income from operations in 2019 was due primarily to a 2019 asset acquisition, which included $4.0 million of increased depreciation expense and $2.9 million of transitional acquisition integration costs.

Corporate Expense

Corporate expenses were $24.9 million for the year ended December 31, 2019, a decrease of $2.8 million, or 10.1%, over expenses of $27.7 million for the year ended December 31, 2018. This decrease was driven primarily by a $6.4 million decrease in certain expenses management considers to be non-recurring in nature that were associated with our Business Combination, conversion to a public company, and certain legal matters. These expenses were $6.0 million and $12.4 million for the years ended December 31, 2019 and 2018, respectively.

Interest Expense

Consolidated interest expense, including amortization of deferred debt issuance costs and discounts, increased by $10.7 million, or 35.8%, to $40.7 million in 2019 from $29.9 million in 2018. This increase was primarily due to higher debt obligations in 2019 driven by acquisition-related borrowings.

Other, net

Other, net increased $7.5 million from a net expense of $6.8 million in the year ended December 31, 2018 to net income of $0.7 million in the year ended December 31, 2019. The 2018 amount included $3.5 million expense from the change in fair value of a prior warrant liability and $3.3 million of debt modification and other net costs.

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

For the year ended December 31, 2019, our consolidated income tax expense was $0.8 million, resulting in an effective consolidated income tax benefit rate of 2.5%. See Note 11, Income Taxes, to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

For the year ended December 31, 2018, our consolidated income tax benefit was $2.5 million, resulting in an effective consolidated income tax rate of 12.5%. This income tax benefit was based on the pre-tax loss incurred after July 25, 2018. On a pro-forma basis assuming C-Corporation status for the full year 2018, our income tax benefit would have been $3.2 million, resulting in a pro-forma effective income tax rate of 15.6%. Our annualized pro-forma effective income tax rate for 2018 was less than the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the tax code.

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

Our working capital, defined as current assets less current liabilities, was a negative $13.0 million at December 31, 2020 and a positive $1.2 million at December 31, 2019. As of December 31, 2020, we had cash totaling $9.2 million compared to $3.2 million at December 31, 2019. These cash balances do not include restricted cash of $78.9 million and $47.2 million at December 31, 2020 and 2019, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses at December 31, 2020 and December 31, 2019. The current portion of long-term debt included in current liabilities was $19.4 million at December 31, 2020 compared with $4.0 million at December 31, 2019.

At December 31, 2020, we had availability of approximately $25.0 million under our revolving credit arrangement.

The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
(in thousands)	2020	2019

Net cash provided by (used in):
Operating activities	$47,072	$39,364
Investing activities	166,396	(97,747)
Financing activities	(175,813)	75,017
Net increase in cash and restricted cash	$37,655	$16,634

Cash Provided by Operating Activities

Net cash provided by operating activities, which includes restricted cash, was $47.1 million and $39.4 million for the years ended December 31, 2020 and 2019, respectively. The $7.7 million, or 19.6%, increase in 2020 was principally the result of an increase in restricted cash balances, as well as an increase in cash generated from operations, partially offset by changes in assets and liabilities and the payment of $5.4 million of transaction costs related to the sale of the RentPayment business in 2020.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $166.4 million compared to cash used of $97.7 million for the years ended December 31, 2020 and 2019, respectively. Cash used in investing activities includes cash for the acquisitions of merchant portfolios, residual buyouts, and purchases of property, equipment and software. For the years ended December 31, 2020 and 2019, we invested $5.6 million and $82.9 million, respectively, in merchant portfolios and residual buyouts. Cash used for purchases of property, equipment, and software for the year ended December 31, 2020 was $7.5 million compared to $11.1 million for the year ended December 31, 2019. For 2020, cash used for investing activities was offset by cash received of $179.4 million from the sale of the RentPayment business. See Note 2, Disposal of Business, in Item 8 of the Annual report on Form 10-K.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $175.8 million for the year ended December 31, 2020, compared to cash provided of $75.0 million in the year ended December 31, 2019. The amount for 2020 included $110.5 million in principal repayments on the term facility for our Senior Credit Agreement, $51.1 million of cash payments to the non-controlling interests of PRET and PHOT, and repayment of the revolving facility under our Senior Credit Agreement. The amount for 2019 included net borrowings under our Senior Credit Agreement consisting of $11.5 million under the revolving facility and a $69.7 million delayed draw under the term facility that was used to acquire certain assets from YapStone, Inc. in March 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
(in thousands)	2019	2018

Net cash provided by (used in):
Operating activities	$39,364	$31,348
Investing activities	(97,747)	(108,928)
Financing activities	75,017	67,252
Net increase (decrease) in cash and restricted cash	$16,634	$(10,328)

Cash Provided by Operating Activities

Net cash provided by operating activities was $39.4 million and $31.3 million for the years ended December 31, 2019 and 2018, respectively. The $8.0 million, or 25.6%, increase in 2019 was principally the result of increases in restricted cash balances and cash generated from operations, partially offset by changes in assets and liabilities in 2019.

Cash Used in Investing Activities

Net cash used in investing activities was $97.7 million and $108.9 million for the years ended December 31, 2019 and 2018, respectively. Cash flow used in investing activities includes the acquisitions of merchant portfolios, residual buyouts, purchases of property, equipment and software, and acquisitions of businesses. For the years ended December 31, 2019 and 2018, we invested $82.9 million and $90.9 million, respectively, in merchant portfolios and residual buyouts. We used $0.2 million for business acquisitions for the year ended December 31, 2019, compared to $7.5 million in 2018. Cash used for purchases of property, equipment, and software for the year ended December 31, 2019 was $11.1 million, an increase of $0.6 million from the year ended December 31, 2018. The increase in purchases was driven primarily by capitalization of internally developed software.

Cash Provided by Financing Activities

Net cash provided by financing activities was $75.0 million in the year ended December 31, 2019 compared to $67.3 million in 2018. Cash flows from financing activities for the years ended December 31, 2019 and 2018 resulted primarily from proceeds received from additional borrowings under our term debt in and revolving credit facility. Proceeds received in 2018 also included cash received from the Business Combination and equity recapitalization.

Long-Term Debt

As of December 31, 2020, we had outstanding long-term debt, excluding amounts outstanding under the revolving credit facility, of $382.0 million compared to $484.0 million at December 31, 2019, a decrease of $101.9 million. The debt balance consisted of outstanding term debt of $279.4 million under the Senior Credit Facility and $102.6 million in term debt under the Subordinated Credit and Guaranty Agreement with Goldman Sachs Specialty Lending Group, L.P. (the "GS Credit Facility") including accrued payment-in-kind ("PIK") interest through December 31, 2020. Additionally, under the Senior Credit Facility, we have a $25.0 million revolving credit facility, which had $11.5 million drawn and outstanding as of December 31, 2019. There were no such amounts outstanding as of December 31, 2020. The outstanding principal amounts under the Senior Credit Facility and the Subordinated GS Credit Facility mature in January 2023 and July 2023, respectively. The $25 million revolving credit facility expires in January 2022.

The Senior Credit Facility and the subordinated GS Credit Facility are secured by substantially all of our assets, however, the parent entity, Priority Technology Holdings, Inc., is neither a borrower nor guarantor to the Senior Credit Facility or the GS Credit Facility.

On March 18, 2020, we modified the Senior Credit Agreement and the GS Credit Amendment (collectively, the "Sixth Amendment"). As of December 31, 2020, financial covenants, as amended, under the Senior Credit Facility required the Total Net Leverage Ratio, as defined in the agreement, not to exceed 7.75:1.00 at December 31, 2020. The Total Net Leverage Ratio steps down thereafter.

As of December 31, 2020, we were in compliance with our financial covenants. Noncompliance in the future could have a material adverse impact on our financial condition, including giving the lenders the right to accelerate the debt repayment schedule and restricting access to the revolving credit facility. Based upon current projections, the Company expects to be in compliance with its debt covenants for at least the foreseeable future. For additional information about the risks associated with our debt agreements and related covenants, refer to the "Risk Factors Related to Our Indebtedness" in Item 1A, Risk Factors, in Part I of this Annual Report on Form 10-K.

Total Net Leverage Ratio, Consolidated Total Debt, and Consolidated Adjusted EBITDA are defined in Section 1.01 of Exhibit A to the Sixth Amendment (incorporated Exhibits 10.3.4 and 10.4.4 to this Annual Report on Form 10-K) and summarized below:

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

Consolidated Adjusted EBITDA is a non-GAAP liquidity measure. For determining the Total Net Leverage Ratio at December 31, 2020, Consolidated Adjusted EBITDA was calculated as follows in accordance with the referenced clause definitions from Section 1.01 of the Sixth Amendment:

(in thousands)
Year Ended December 31, 2020

Consolidated Net Income Attributable to Stockholders of Priority Technology Holdings, Inc. (GAAP)	$25,661
Applicable Adjustments:
Gain on sale of business, less amounts attributable and paid to NCIs (clause (ii)(c))	(62,091)
Interest expense (clause (i)(b))	44,839
Depreciation and amortization (clause (i)(d) and (i)(e))	40,775
Income tax expense (clause (i)(c))	10,899
Non-cash share-based compensation (clause (i)(j))	2,430
Acquisition transition services (clause (i)(k))	2,628
Debt extinguishment and modification expenses (clause (i)(f) and (i)(h))	1,899
Impairment of intangible asset (clause (i)(f))	1,753
Provision for allowance for note receivable (clause (i)(f))	467
Change in fair value of contingent consideration for business combinations (clause (ii)(a))	(360)
Write-off of equity-method investment (clause (i)(f))	211
Certain legal fees and expenses (clause (i)(m))	1,796
Litigation recoveries (clause (i)(k))	(719)
Professional, accounting and consulting fees (clause (i)(k))	145
Other professional and consulting fees (clause (i)(h))	1,500
Other adjustments (clause (i)(k))	161
Pro forma impact of disposal	(8,221)
Consolidated Adjusted EBITDA (non-GAAP)	$63,773

At December 31, 2020, the Total Net Leverage Ratio was 5.85:1.00, calculated as follows:

(in thousands, except ratio)
	December 31, 2020

Consolidated Total Debt:
Current portion of long-term debt	$19,442
Long-term debt, net of discounts and deferred financing costs	357,873
Unamortized debt discounts and deferred financing costs	4,725
	382,040
Less unrestricted cash	(9,241)
Consolidated Net Debt	$372,799

Total Net Leverage Ratio	5.85	x

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2020.

(in thousands)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 Years	More than 5 years

Operating leases	$9,168	$1,356	$2,663	$2,761	$2,388
Debt principal (a)	382,040	19,442	362,598	—	—
Interest on debt (b)	74,026	25,683	48,343	—	—
Contingent consideration (c)	2,133	2,133	—	—	—
Processing minimums (d)	7,000	7,000	—	—	—
	$474,367	$55,614	$413,604	$2,761	$2,388

(a) Reflects contractual principal payments on term debt outstanding at December 31, 2020 and excludes any amount for the revolving credit facility which had no outstanding balance at December 31, 2020. Does not include future "payment-in-kind" ("PIK") interest that will be added to the principal outstanding for the GS Credit Facility as this interest is included in Interest on debt in (b). See Note 10, Long-Term Debt and Warrant Liability.

(b) Reflects interest payable and future PIK interest on term debt under the Senior Credit Facility and the subordinated GS Credit Facility. Amounts based on outstanding balances and interest rates as of December 31, 2020. Does not include any interest that may be payable in the future for the revolving credit facility which had no outstanding borrowings at December 31, 2020. See Note 10, Long-Term Debt and Warrant Liability.

(c) Reflects amount accrued for earned contingent consideration for asset acquisition. See Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations.

(d) Reflects minimum annual spend commitments with third-party processor partners. In the event we fail to meet the minimum annual spend commitment, we are required to pay the difference between the minimum and the actual dollar amount spent in the year. See Note 12, Commitments and Contingencies.

Based on outstanding principal balances, including PIK interest, at December 31, 2020 approximately 73% of the Borrowers' $382 million of term debt matures in January 2023 and approximately 27% matures in July 2023. Based on current market conditions and the financial conditions and forecasts of the entities and guarantors that compose the Borrowers, we currently believe the term debt can be refinanced on or before the maturity dates at amounts and terms that are similar or favorable to those existing at December 31, 2020.

On March 5, 2021, we entered into a debt commitment letter with Truist Bank and Truist Securities, Inc., pursuant to which Truist has committed to provide Priority with a new Term Loan Facility and Revolving Credit Facility, which will replace existing Senior Loan facilities. Also, on March 5, 2021, the Company entered into a preferred stock commitment letter with Ares Capital Management LLC and Ares Alternative Credit Management LLC to issue preferred stock, the proceeds of which will be partially used to repay our Subordinated Debt Facility. See Note 21, Subsequent Events, to the consolidated financial statements, for additional information.

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

Revenue Recognition

We adopted the provisions of ASC 606, Revenue from Contracts with Customers, effective for the annual reporting period ended December 31, 2019. We used the full retrospective adoption and transition method, and accordingly, all periods presented in this Form 10-K reflect the provisions of ASC 606.

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

Goodwill and Long-Lived Assets

We test goodwill for impairment for each of our reporting units on an annual basis or when events occur, or circumstances indicate the fair value of a reporting may be below its carrying value. We may perform a quantitative assessment that uses market data and discounted cash flow analysis, which involve estimates of future revenues and operating cash flows. Where deemed appropriate, we may perform the annual assessment using the optional qualitative method. Effective for the annual reporting period ending December 31, 2020, we voluntarily changed the date for our annual goodwill impairment assessment from November 30 to October 1.  Both dates occur in our fourth quarter.  We believe this prospective change does not represent a material change to a method of applying an accounting principle, even though the carrying value of goodwill is material to our consolidated financial statements. This change had no effect on our results of operations, financial condition, or cash flows for any reporting period. By using the October 1 annual assessment date, we believe that we will be able to utilize more readily available data from both internal and external sources and have additional time to evaluate the data prior to finalizing our year-end consolidated financial statements and disclosures. This change in the date for the annual impairment assessment for goodwill does not change our requirements to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk

Our Senior Credit Facility bears interest at a variable rate based on LIBOR (with a LIBOR "floor" of 1.0% beginning March 8, 2020) plus a fixed margin. As of December 31, 2020, we had $279.4 million in outstanding borrowings under our Senior Credit Facility. Ignoring the 1.0% LIBOR floor, a hypothetical 1% increase or decrease in the applicable LIBOR rate on our outstanding indebtedness under the Senior Credit Facility would have increased or decreased cash interest expense on our indebtedness by approximately $2.8 million per annum.

We do not currently hedge against interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIORITY TECHNOLOGY HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Priority Technology Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Priority Technology Holdings, Inc. (“the Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Atlanta, Georgia
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Priority Technology Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Priority Technology Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company's auditor from November 20, 2014 to June 5, 2020.

Atlanta, Georgia
March 30, 2020

Priority Technology Holdings, Inc.
Consolidated Balance Sheets
As of December 31, 2020 and 2019

(in thousands, except share and per share amounts)
	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$9,241	$3,234
Restricted cash	78,879	47,231
Accounts receivable, net of allowances of $574 and $803, respectively	41,321	37,993
Prepaid expenses and other current assets	3,500	3,897
Current portion of notes receivable, net of allowances of $467 and $0, respectively	2,190	1,326
Settlement assets	753	533
Total current assets	135,884	94,214

Notes receivable, less current portion	5,527	4,395
Property, equipment and software, net	22,875	23,518
Goodwill	106,832	109,515
Intangible assets, net	98,057	182,826
Deferred income tax assets, net	46,697	49,657
Other non-current assets	1,957	380
Total assets	$417,829	$464,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$29,821	$26,965
Accrued residual commissions	23,824	19,315
Customer deposits and advance payments	2,883	4,928
Current portion of long-term debt	19,442	4,007
Settlement obligations	72,878	37,789
Total current liabilities	148,848	93,004

Long-term debt, net of current portion, discounts and deferred financing costs	357,873	485,578
Other non-current liabilities	9,672	6,612
Total non-current liabilities	367,545	492,190

Total liabilities	516,393	585,194

Commitments and contingencies

Stockholders' deficit:
Preferred stock, par value $0.001 per share; 100,000,000 authorized; zero shares issued and outstanding at December 31, 2020 and 2019.	—	—
Common stock, par value of $0.001 per share; 1.0 billion shares authorized; 67,842,204 shares issued and 67,390,980 shares outstanding at December 31, 2020; and 67,512,167 shares issued and 67,060,943 shares outstanding at December 31, 2019.	68	68
Additional paid-in capital	5,769	3,651
Treasury stock, at cost (451,224 shares)	(2,388)	(2,388)
Accumulated deficit	(102,013)	(127,674)
Total deficit attributable to stockholders of Priority Technology Holdings, Inc.	(98,564)	(126,343)
Non-controlling interest	—	5,654
Total stockholders' deficit	(98,564)	(120,689)
Total liabilities and stockholders' deficit	$417,829	$464,505
 See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2020, 2019, and 2018

(in thousands, except per share amounts)	Year Ended December 31,
	2020	2019	2018

REVENUES	$404,342	$371,854	$375,822

OPERATING EXPENSES:
Costs of services	277,374	252,569	269,284
Salary and employee benefits	39,507	42,214	38,324
Depreciation and amortization	40,775	39,092	19,740
Selling, general and administrative	25,825	30,795	32,081
Total operating expenses	383,481	364,670	359,429

Income from operations	20,861	7,184	16,393

OTHER INCOME (EXPENSE):
Interest expense	(44,839)	(40,653)	(29,935)
Debt extinguishment and modification expenses	(1,899)	—	(2,043)
Gain on sale of business, net	107,239	—	—
Other income (expense), net	596	710	(4,741)
Total other income (expenses), net	61,097	(39,943)	(36,719)

Income (loss) before income taxes	81,958	(32,759)	(20,326)

Income tax expense (benefit)	10,899	830	(2,490)

Net income (loss)	71,059	(33,589)	(17,836)

Less income attributable to redeemable and redeemed non-controlling interests	(45,398)	—	—

Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$25,661	$(33,589)	$(17,836)

Income (loss) per common share for stockholders of Priority Technology Holdings, Inc.:
Basic	$0.38	$(0.50)	$(0.29)
Diluted	$0.38	$(0.50)	$(0.29)

Weighted-average common shares outstanding:
Basic	67,158	67,086	61,607
Diluted	67,263	67,086	61,607

PRO FORMA (C-corporation basis):
Pro forma income tax benefit (unaudited)			$(3,169)
Pro forma net loss (unaudited)			$(17,157)
Loss per common share: basic and diluted (unaudited)			$(0.28)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
(in thousands)	2020	2019	2018

Preferred Stock shares	—	—	—
Preferred Stock amount	$—	$—	$—

Common Stock shares outstanding:
Beginning balance	67,061	67,038	73,110
Member redemptions	—	—	(12,565)
Pro-rata adjustments and forfeitures	—	—	(724)
Conversion of MI Acquisitions, Inc. shares	—	—	6,667
Founders' Shares	—	—	(175)
Vesting of share-based compensation	330	54	250
Common stock issued for business combinations	—	—	475
Warrant redemptions	—	420	—
Shares repurchased	—	(451)	—
Ending balance	67,391	67,061	67,038

Common Stock amounts outstanding:
Beginning balance	$68	$67	$73
Member redemptions	—	—	(13)
Conversion of MI Acquisitions, Inc. shares	—	—	7
Vesting of share-based compensation	(a)	1	(a)
Warrant redemptions	—	(a)	—
Ending balance	$68	$68	$67

Treasury Stock shares:
Beginning balance	451	—	—
Repurchases of common stock	—	451	—
Ending balance	451	451	—

Treasury Stock amounts:
Beginning balance	$(2,388)	$—	$—
Repurchases of common stock	—	(2,388)	—
Ending balance	$(2,388)	$(2,388)	$—

Additional Paid-In Capital:
Beginning balance	$3,651	$—	$—
Distributions to members	—	—	(7,075)
Member redemptions	—	—	(36,548)
Equity-classified share-based compensation	2,118	3,652	1,063
Vesting of share-based compensation	(a)	(1)	—
Conversion of MI Acquisitions, Inc. shares	—	—	49,382
Founders' Shares	—	—	(2,118)
Recapitalization costs	—	—	(9,704)
Common stock issued for business combinations	—	—	5,000
Ending balance	$5,769	$3,651	$—

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit, continued
For the Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
(in thousands)	2020	2019	2018

Accumulated Deficit:
Beginning balance	$(127,674)	$(94,085)	$(95,978)
Member redemptions	—	—	(28,342)
Net deferred income tax asset related to loss of partnership status	—	—	47,485
Equity-classified shared-based compensation	—	—	586
Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	25,661	(33,589)	(17,836)
Ending balance	$(102,013)	$(127,674)	$(94,085)

Non-Controlling Interests (NCIs):
Beginning balance	$5,654	$—	$—
Issuance of NCI in subsidiary	—	5,654	—
Redemption of NCI in subsidiary	(5,654)	—	—
Earnings attributable to redeemable and redeemed NCIs	45,398	—	—
Earnings distributed to redeemable and redeemed NCIs	(45,398)	—	—
Ending balance	$—	$5,654	$—

Deficit attributable to stockholders of Priority Technology Holdings, Inc.	$(98,564)	$(126,343)	$(94,018)
NCIs	—	5,654	—
Total stockholders' deficit balance	$(98,564)	$(120,689)	$(94,018)

(a) Rounds to less than one thousand dollars.

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$71,059	$(33,589)	$(17,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain recognized on sale of business	(107,239)	—	—
Transaction costs for sale of business	(5,383)	—	—
Depreciation and amortization of assets	40,775	39,092	19,740
Equity-classified and liability-classified share-based compensation	2,430	3,652	1,649
Amortization of debt issuance costs and discounts	2,396	1,667	1,418
Equity in losses and impairment of unconsolidated entities	211	23	865
Deferred income tax expense (benefit)	5,905	(8,537)	(2,871)
Change in allowance for deferred tax assets	(2,945)	9,302	(66)
Change in fair value of warrant liability, net	—	—	3,458
Change in fair value of contingent consideration	(360)	(620)	—
Write-off of deferred loan costs and discount	1,523	—	—
Payment-in-kind interest	8,573	5,126	4,897
Impairment charges for intangible asset	1,753	—	—
Other non-cash items, net	233	(831)	211
Change in operating assets and liabilities (net of business combinations and disposal):
Accounts receivable	(5,160)	(1,736)	8,180
Settlement assets and obligations, net	34,870	27,284	6,016
Prepaid expenses and other current assets	65	(1,230)	171
Notes receivable	(2,230)	(390)	4,862
Customer deposits and advance payments	(2,045)	1,646	(1,571)
Accounts payable and other accrued liabilities	1,343	(1,061)	1,531
Other assets and liabilities, net	1,298	(434)	694
Net cash provided by operating activities	47,072	39,364	31,348

Cash flows from investing activities:
Sale of business	179,416	—	—
Acquisitions of businesses	—	—	(7,508)
Additions to property, equipment and software	(7,461)	(11,118)	(10,562)
Notes receivable loan funding	—	(3,500)	—
Acquisitions of intangible assets	(5,559)	(82,945)	(90,858)
Other investing activity	—	(184)	—
Net cash provided by (used in) investing activities	166,396	(97,747)	(108,928)

Priority Technology Holdings, Inc.

Consolidated Statements of Cash Flows, continued
For the Years Ended December 31, 2020, 2019, and 2018

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	69,650	126,813
Repayments of long-term debt	(110,507)	(3,828)	(2,834)
Profit distributions to non-controlling interests of subsidiaries	(45,398)	—	—
Redemption of non-controlling interest in subsidiary	(5,654)	—	—
Borrowings under revolving line of credit	7,000	14,000	8,000
Repayments of borrowings under revolving line of credit	(18,505)	(2,500)	(8,000)
Debt issuance and modification costs (paid) refunded	(2,749)	83	(425)
Repurchases of common stock	—	(2,388)	—
Distributions from equity	—	—	(7,075)
Redemptions of equity interests	—	—	(76,211)
Recapitalization proceeds	—	—	49,389
Redemption of warrants	—	—	(12,701)
Recapitalization costs	—	—	(9,704)
Net cash (used in) provided by financing activities	(175,813)	75,017	67,252

Net increase (decrease) in cash and restricted cash	37,655	16,634	(10,328)
Cash and restricted cash at beginning of year	50,465	33,831	44,159
Cash and restricted cash at end of year	$88,120	$50,465	$33,831

Reconciliation of cash and restricted cash:
Cash	$9,241	$3,234	$15,631
Restricted cash	78,879	47,231	18,200
Total cash and restricted cash	$88,120	$50,465	$33,831

Supplemental cash flow information:
Cash paid for interest	$33,433	$33,091	$23,350
Cash paid for income taxes, net of refunds	$8,370	$—	$—
Recognition of initial net deferred income tax asset	$—	$—	$47,478

Non-cash investing and financing activities:
Payment-in-kind interest added to principal of debt obligations	$8,573	$5,126	$4,897
Purchases of property, equipment and software through accounts payable	$—	$23	$50
Payment of accrued contingent consideration for asset acquisition from offset of accounts receivable from same entity	$1,686	$—	$—
Intangible assets acquired by issuing non-controlling interest in a subsidiary	$—	$5,654	$—
Accruals for asset acquisition contingent consideration	$8,332	$2,133	$—
Notes receivable from sellers used as partial consideration for business acquisitions	$—	$—	$560
Common stock issued as partial consideration in business acquisitions in Consumer Payments segment	$—	$—	$5,000
Cash consideration payable for business acquisition	$—	$—	$184

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

The Company provides:

•Consumer payments processing solutions for business-to-consumer ("B2C") transactions through independent sales organizations ("ISOs"), financial institutions, independent software vendors ("ISVs"), and other referral partners. Our proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions.
•Commercial payments solutions such as automated vendor payments and professionally curated managed services to industry leading financial institutions and networks. Our proprietary business-to-business ("B2B") Commercial Payment Exchange (CPX) platform was developed to be a best-in-class solution for buyer/supplier payment enablement.
•Institutional services (also known as Managed Services) solutions that provide audience-specific programs for institutional partners and other third parties looking to leverage the Company's professionally trained and managed call center teams for customer onboarding, assistance, and support, including marketing and direct-sales resources.
•Integrated partners solutions for ISVs and other third-parties that allow them to leverage the Company's core payments engine via robust application program interfaces ("APIs") resources and high-utility embeddable code.
•Consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.

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

Corporate History and Recapitalization

MI Acquisitions, Inc. ("MI Acquisitions") was incorporated under the laws of the state of Delaware as a special purpose acquisition company ("SPAC") whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. MI Acquisitions completed an initial public offering ("IPO") in September 2016, and MI Acquisitions' common stock began trading on The Nasdaq Capital Market with the symbol MACQ. In addition, MI Acquisitions completed a private placement to certain initial stockholders of MI Acquisitions. MI Acquisitions received gross proceeds of approximately $54.0 million from the IPO and private placement.

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

Costs of Services

Costs of services primarily consist of residual payments to ISOs and other direct costs of providing payment services. The residual payments represent commissions paid to ISOs and are generally based upon a percentage of the net revenues generated from merchant transactions. Other costs of services consist of third-party costs related to the Company's commercial payment services, ACH processing services, salaries that are reimbursed under cost-plus business process outsourcing services, and the cost of equipment (point of sale terminals).

Selling, General and Administrative

Selling, general and administrative expenses include mainly professional services, advertising, rent, office supplies, software licenses, utilities, state and local franchise and sales taxes, litigation settlements, executive travel, insurance, and expenses related to the Business Combination.

Interest Expense

Interest expense consists of interest on outstanding debt and amortization of deferred financing costs and original issue discounts.

Other, net

Other, net is composed of interest income, changes in fair value of warrant liabilities, and equity in losses and impairment of unconsolidated entities. Interest income consists mainly of interest received pursuant to notes receivable from independent sales agents and another entity (see Note 6, Notes Receivable). Equity in loss and impairment of unconsolidated entities consists of the Company's share of the income or loss of its equity method investment as well as any impairment charges related to such investments. At December 31, 2020, the Company no longer has any investments that are accounted for under the equity method. Changes in fair value of warrant liability relates to a warrant that was fully redeemed in 2018.

Debt Extinguishment and Modification Expenses

Debt extinguishment expenses represents the write-offs of unamortized deferred financing costs and original issue discount relating to the extinguishment, including partial extinguishment, of debt. Debt modification expenses represents amounts paid to third parties to modify existing debt agreements when those amounts are not eligible for capitalization.

Earnings Attributable to Redeemable and Redeemed Non-Controlling Interests

Represents the earnings and gains that are attributable to the non-controlling equity interests of certain of the Company's consolidated subsidiaries based on the operating agreements of the subsidiaries. See the "Non-Controlling" section under the following header for "Significant Accounting Policies."

Net Income (Loss) Attributable to Stockholders of Priority Technology Holdings, Inc.

Represents the net income or loss attributable to the stockholders of Priority Technology Holdings, Inc. after subtracting earnings, gains, or losses of consolidated subsidiaries that are attributable to the non-controlling equity interests of the subsidiaries.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the sum of net income (loss) and other amounts that are not included in the consolidated statement of operations as the amounts have not been realized. For the years ended December 31, 2020, 2019, and 2018, there were no differences between the Company's net income (loss) and comprehensive income (loss). Therefore, no separate Statements of Other Comprehensive Income (Loss) are included in the financial statements for the reporting periods.

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

Deferred revenues are not material for any reporting period.

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

Allowance for Doubtful Accounts Receivable and Notes Receivable

The Company records an allowance for doubtful accounts and/or notes receivable when it is probable that the account receivable balance or the note receivable balance will not be collected, based upon loss trends and an analysis of individual accounts. Accounts receivable and notes receivable are written off when deemed uncollectible. Recoveries of accounts receivable and notes receivable, if any, previously written off are recognized when received. The allowance for doubtful accounts was $0.6 million and $0.8 million at December 31, 2020 and 2019, respectively. The allowance for doubtful notes receivable was $0.5 million and zero at December 31, 2020 and 2019, respectively.

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

The Company has multiple operating leases related to office space. Operating leases do not involve transfer of risks and rewards of ownership of the leased asset to the lessee, therefore the Company expenses the costs of its operating leases. The Company may make various alterations (leasehold improvements) to the office space and capitalize these costs as part of property and equipment. Leasehold improvements are generally amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter.

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

Costs Incurred to Develop Software for Internal Use

Costs incurred to develop computer software for internal use are capitalized once: (1) the preliminary project stage is completed, (2) management authorizes and commits to funding a specific software project, and (3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal use computer software, are expensed as incurred. Internal use software development costs are amortized using the straight-line method over its estimated useful life which generally ranges from three to five years. Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2020, 2019, and 2018, there was no impairment associated with internal use software. For the years ended December 31, 2020, 2019, and 2018, the Company capitalized software development costs of $7.1 million, $8.2 million, and $6.7 million, respectively. As of December 31, 2020 and 2019, capitalized software development costs, net of accumulated amortization, totaled $16.4 million and $14.9 million, respectively, and is included in property, equipment, and software, net on the consolidated balance sheets. Amortization expense for capitalized software development costs for the years ended December 31, 2020, 2019, and 2018 was $5.3 million, $4.1 million, and $2.6 million, respectively, and are included in depreciation and amortization in the accompanying consolidated statements of operations.

Settlement Assets and Obligations

Settlement processing assets and obligations recognized on the Company's consolidated balance sheet represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 5, Settlement Assets and Obligations.

Debt Issuance and Modification Costs

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

Non-Controlling Interests

The Company issued non-voting profit-sharing interests in three of its subsidiaries that were formed in 2018 or 2019 to acquire the operating assets of certain businesses (see Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations). The Company is the majority owner of these subsidiaries and therefore the profit-sharing interests are deemed to be non-controlling interests ("NCI").

To estimate the initial fair value of a profit-sharing interest, the Company utilized future cash flow scenarios with focus on those cash flow scenarios that could result in future distributions to the NCIs. Profits or losses are attributed to an NCI based on the hypothetical-liquidation-at-book-value method that utilizes the terms of the profit-sharing agreement between the Company and the NCIs.

As the majority owner, the Company has call rights on the profit-sharing interests issued to the NCIs. These call rights can be executed only under certain circumstances and execution is always voluntary at the Company's discretion. The call rights do not meet the definition of a free-standing financial instrument or derivative, thus no separate accounting is required for these call rights.

Based on the LLC agreements for these three subsidiaries, in certain instances the NCIs are entitled to certain earnings of the respective subsidiary. Prior to 2020, no earnings were attributable to any NCIs. All material earnings attributable to the NCIs for the year ended December 31, 2020 were simultaneously distributed to the NCIs.

As disclosed in Note 2, Disposal of Business, the NCIs of one of these subsidiaries, Priority Real Estate Technology, LLC, were fully redeemed during the year ended December 31, 2020. At December 31, 2020, the NCIs of one of the other subsidiaries, Priority PayRight Health Solutions, LLC, have also been fully redeemed and only one of the subsidiaries, Priority Hospitality Technology, LLC, has NCIs at December 31, 2020. See Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations.

Goodwill

The Company tests goodwill for impairment for its reporting units on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. See Note 7, Goodwill and Other Intangible Assets.

Other Intangible Assets

Other Intangible assets are initially recorded at cost upon acquisition by the Company. The carrying value of an intangible asset acquired in an asset acquisition may be subsequently increased for contingent consideration when due to the seller and such amounts can be estimated. The portion of any unpaid purchase price that is contingent on future activities is not initially recorded by the Company on the date of acquisition. Rather, the Company recognizes contingent consideration when it becomes probable and estimable. All of the Company's intangible assets, except Goodwill, have finite lives and are subject to amortization. Intangible assets consist of acquired merchant portfolios, customer relationships, ISO relationships, residual buyouts, trade names, technology, and non-compete agreements.

    Merchant portfolios

Merchant portfolios consist of the acquired rights to a portfolio of merchants such as those acquired from Direct Connect Merchant Services, LLC, and YapStone, Inc. The Company amortizes the cost of its acquired merchant portfolios over their estimated useful lives, which generally range from five years to six years using a straight-line amortization method.

    Customer Relationships

Customer relationships represent the cost of the acquired customer relationship, which typically consists of a portfolio of merchants or contracted business relationships. The Company amortizes the cost of its acquired customer relationships over their estimated useful lives, which generally range from 10 years to 15 years, using either a straight-line or an accelerated amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

    ISO Relationships

ISO relationships represent the cost of acquired relationships with ISOs. The Company amortizes the cost of its acquired ISO relationships over their estimated useful lives, which generally range from 11 years to 25 years, using an accelerated amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

    Residual Buyouts

Most of the Company's merchant customers in its Consumer Payments reportable segment are associated with independent ISOs, and these ISOs typically have a right to receive commissions from the Company based on the revenue earned by the associated merchants. The Company may occasionally decide to pay an ISO an agreed-upon amount in exchange for the ISO's surrender of its right to receive future commissions from the Company. The amount that the Company pays for these residual buyouts is capitalized and subsequently amortized over the expected life of the underlying merchant relationships. These amortization periods generally range between 1 year and 9 years and the Company uses either a straight-line or an accelerated amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

    Technology

Technology intangible assets represent acquired technology, such as proprietary software and website domains. The Company amortizes the cost of acquired technology over their estimated useful lives, which generally range between 6 years and 7 years, using a straight-line amortization method that most accurately reflects the pattern in which the economic benefits of the respective asset is consumed.

     Trade Names and Non-Compete Agreements

These intangible assets are amortized over their estimated useful lives, which generally ranging between 5 years and 12 years, using a straight-line amortization method. All non-compete agreements were fully amortized at December 31, 2020 and 2019.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2019 and 2018. For the year ended December 31, 2020, the Company recognized impairment charges of $1.8 million for a residual buyout intangible asset. See Note 7, Goodwill and Other Intangible Assets.

Accrued Residual Commissions

Accrued residual commissions consist of amounts due to independent sales organizations ("ISOs") and independent sales agents based on a percentage of the net revenues generated from the Company's merchant customers. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $240.2 million, $213.8 million, and $230.2 million, respectively, for the years ended December 31, 2020, 2019 and 2018, and are included in costs of services in the accompanying consolidated statements of operations.

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

Share-Based Compensation

The Company recognizes the cost resulting from all share-based payment transactions in the financial statements at grant date fair value. Share-based compensation expense is recognized over the requisite service period and is reflected in salary and employee benefits expense on the Company's consolidated statements of operations. Awards generally vest over two or three years and may not vest evenly over the vesting period. The effects of forfeitures are recognized as they occur.

The Company measures a liability award under a share-based payment arrangement based on the award’s fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

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

    Performance-Based Restricted Stock Awards

The Company accounts for its performance-based restricted equity awards based on the quoted closing price of the Company's common stock on the date of grant, adjusted for any market-based vesting criteria, and records shared-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved. The performance goals may be work-related goals for the individual recipient and/or based on certain corporate performance goals. The Company reassesses the probability of vesting at each reporting period and prospectively adjusts share-based compensation expense based on its probability assessment. Additionally, if performance goals are set or reset on an annual basis, compensation cost is recognized in any reporting period only for performance-based RSU awards in which the performance goals have been established and communicated to the award recipient.

Repurchased Stock

Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its common stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account labeled Treasury Stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact. See Note 14, Stockholders' Deficit.

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

Accounting Standards Adopted in 2020

Disclosures for Fair Value Measurements (ASU 2018-13)

On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 eliminated, added, and modified certain disclosure requirements for fair value measurements as part of the Financial Accounting Standards Board's ("FASB") disclosure framework project. Certain amendments must be applied prospectively while others are applied on a retrospective basis to all periods presented. As disclosure guidance, the adoption of this ASU had no effect on the Company's results of operations, financial position, or cash flows for the year ended December 31, 2020. Note 17, Fair Value, reflects the disclosure provisions of ASU 2018-13.

Share-Based Payments to Non-Employees (ASU 2018-07)

In June 2018, the FASB issued ASU 2018-07, Share-based Payments to Non-Employees, to simplify the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. As an EGC, the ASU was effective for the Company's annual reporting period that began on January 1, 2020 and will be effective for interim periods beginning first quarter of 2021. The adoption of ASU 2018-07 had no material effect on the Company's results of operations, financial position, or cash flows for the year ended December 31, 2020.

Share-Based Payments to Customers (ASU 2019-08)

In November 2019, the FASB issued ASU 2019-08, Stock Compensation and Revenue from Contracts with Customers ("ASU 2019-08"). ASU 2019-08 applies to share-based payments granted in conjunction with the sale of goods and services to a customer that are not in exchange for a distinct good or service. Entities apply ASC 718 to measure and classify share-based sales incentives, and reflect the measurement of such incentives, as a reduction of the transaction price and also recognize such incentives in accordance with the guidance in ASC 606 on consideration payable to a customer. Entities that receive distinct goods or services from a customer account for the share-based payment in the same manner as they account for other purchases from suppliers (i.e., by applying the guidance in ASC 718). Any excess of the fair-value-based measure of the share-based payment award over the fair value of the distinct goods or services received is reflected as a reduction to the transaction price and recognized in accordance with the guidance in ASC 606 on consideration payable to a customer. ASU 2019-08 was effective for the Company at the same time it adopted ASU 2018-07, which was for its annual reporting period that began January 1, 2020 and will be effective for interim periods beginning first quarter 2021. The adoption of ASU 2018-07 had no material effect on the Company's results of operations, financial position, or cash flows for the year ended December 31, 2020.

Accounting Standards Adopted in 2019

Revenue Recognition (ASC 606) and Related Costs to Obtain or Fulfill a Contracts with Customers (ASC 340-40)

For the annual reporting period that began on January 1, 2019, the Company adopted ASU 2014-09 and the other clarifications and technical guidance issued by the Financial Accounting Standards Board ("FASB") related to this new revenue standard that have been collectively codified in ASC 606, Revenue from Contracts with Customers, and the related ASC Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, (together, "ASC 606"). As an emerging growth company, the Company adopted ASC 606 under the extended transition provisions available to a non-public business entity. Accordingly, the Company was not required to report under the new standards until the Company’s annual reporting period for the year ended December 31, 2019.

In reporting the effects of the adoption of ASC 606 in its consolidated financial statements and related disclosures, the Company elected the full retrospective transition method. Under this method, all annual periods presented herein in these consolidated financial statements and related disclosures have been retrospectively recasted to reflect the provisions of ASC 606. In connection with the Company’s evaluation and adoption of ASC 606, the classification of certain transactions previously presented in revenue at their gross amounts were re-evaluated under the principal-agent guidance were retrospectively recasted within the Company’s statements of operations to a net presentation. There were no other adjustments as the result of the adoption of ASC 606 and, accordingly, no adjustment was required to the Company’s beginning retained earnings (deficit) at January 1, 2017 to reflect the cumulative effect of initially applying the new standards. The adoption of ASC 606 resulted only in offsetting reclassifications between revenues and costs of services within the same reporting periods. Accordingly, these reclassifications did not have any impact on income from operations, income (loss) before income taxes, net income (loss), assets, liabilities, stockholders’ deficit, or cash flows for any period.

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

Statement of Cash Flows (ASU 2016-15)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This ASU represents a consensus of the FASB's Emerging Issues Task Force on eight separate issues that each impact classifications on the statement of cash flows. In particular, issue number three addresses the classification of contingent consideration payments made after a business combination. Under ASU 2016-15, cash payments made soon after an acquisition's consummation date (i.e., approximately three months or less) will be classified as cash outflows from investing activities. Payments made thereafter will be classified as cash outflows from financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability will be classified as cash outflows from operating activities. As an EGC, this ASU was effective for the Company's annual reporting period beginning in 2019 and was effective for interim periods beginning in 2020. The Company made no payments in 2020 or 2019 for contingent consideration related to business combinations.

Income Taxes for Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16)

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Inventory ("ASU 2016-16"). ASU 2016-16 removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. ASU 2016-16 was effective for the Company's annual reporting period ended December 31, 2019 and interim periods beginning in 2020. The adoption of ASU 2016-16 did not have a material effect on the Company's results of operations, financial position, or cash flows. However, any future inter-entity transfers of assets within scope of this ASU may be affected.

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

Accounting for Share-Based Payments to Employees (ASU 2016-09)

For its annual reporting period beginning January 1, 2018, the Company adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends ASC Topic 718, Compensation–Stock Compensation. This adoption had the following effects:

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

Additionally, ASU 2016-09 clarifies that:

•All cash payments made to taxing authorities on an employee's behalf for withheld shares at settlement are presented as financing activities on the statement of cash flows. This change must be applied retrospectively. This particular provision of ASU 2016-09 had no material effect on the Company's financial position, operations, or cash flows.

•Entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. The Company made a policy election to recognize the impact of forfeitures when they occur. This policy election primarily impacted the Company's new equity compensation plans originating in 2018 (see Note 15, Share-Based Compensation), thus not requiring a cumulative effect adjustment to opening retained earnings for these new plans. For the Company's previously existing equity compensation plan (the Management Incentive Plan), see Note 15, Share-Based Compensation. The amount of the cumulative effect upon adoption of ASU 2016-09 was not material and therefore has not been reflected in opening retained earnings on the Company's consolidated balance sheets or consolidated statements of changes in stockholders' deficit.

Recently Issued Accounting Standards Pending Adoption

The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities.

Implementation Costs Incurred in Cloud Computing Arrangements (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As an EGC, this ASU will be effective for the Company's annual reporting period beginning January 1, 2021, and will be effective for interim periods beginning in 2022. The amendments are applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and the Company has not yet made a determination to use the retrospective or prospective adoption method. Based on current operations of the Company, the adoption of ASU 2018-15 is not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contact at the modification date or reassess a previous accounting determination. ASU 2021-01 ASU 2020-04 can be adopted at any time before December 31, 2022. The provisions of ASU 2020-04 may impact the Company if future debt modifications or refinancings utilize one or more of the reference rates covered by the provisions of this ASU.

Leases (ASC 842)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases-Topic 842, which has been codified in ASC 842, Leases. Under this new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a right-of-use asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company's annual and interim reporting periods beginning 2022. The adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for right-of-use assets and operating lease liabilities on its consolidated balance sheet, but it is not expected to have a material effect on the Company's results of operations or cash flows. ASC 842 will also require additional footnote disclosures to the Company's consolidated financial statements.

Credit Losses (ASU 2016-13 and ASU 2018-19)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable and notes receivable. Since the Company was a smaller reporting company ("SRC") on November 15, 2019, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods.

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

Simplifying the Accounting for Income Taxes (ASU 2019-12)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 will affect several topics of income tax accounting, including: tax-basis step-up in goodwill obtained in a transaction that is not a business combination; intra-period tax allocation; ownership changes in investments when an equity method investment becomes a subsidiary of an entity; interim-period accounting for enacted changes in tax law; and year-to-date loss limitation in interim-period tax accounting. This ASU is effective for the Company on January 1, 2022. We are evaluating the effect of ASU 2019-12 on our consolidated financial statements.

Concentration of Risk

A substantial portion of the Company's revenues and receivables are attributable to merchants. For the years ended December 31, 2020, 2019, and 2018, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the years ended December 31, 2020, 2019, and 2018, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 21%, 18%, and 14%, respectively, of the Company's consolidated revenues.

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

2.    DISPOSAL OF BUSINESS

On September 1, 2020, PRET, a majority-owned and consolidated subsidiary of the Company, entered into an asset purchase agreement (the "Agreement") with MRI Payments LLC and MRI Software LLC (together, "MRI" or the buyer) to sell certain assets from PRET's real estate services business. The buyer also agreed to assume certain obligations associated with the assets. The transaction contemplated by the Agreement was completed on September 22, 2020 after receiving regulatory approval. Prior to execution of the Agreement, the buyer was not a related party of PRET or the Company.

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

Proceeds received by PRET were $179.4 million, net of $0.6 million for a working capital adjustment. The gain amounted to $107.2 million as follows:

(in thousands)

Gross cash consideration from buyer	$180,000
Less working capital adjustment paid in cash	(584)
Net proceeds from buyer	179,416

Transaction costs incurred	(5,383)
Assets sold:
Intangible assets	(62,158)
Other assets sold, net of obligations assumed	(716)
Goodwill assigned to business sale	(2,683)
Other intangible assets	(1,237)
Pre-tax gain on sale of business	$107,239

PRET is a limited liability company and is a pass-through entity for income tax purposes. Income tax expenses associated with the gain attributable to the stockholders of the Company were estimated to be approximately $12.3 million.

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

The working capital adjustment of $584 thousand and the allocation of net proceeds described above remain subject to final adjustment with the buyer and PRET members, respectively. Any remaining payments made or received by the Company will be recorded in the period in which such amounts are finalized.

As disclosed in Note 10, Long-Term Debt and Warrant Liability, $106.5 million of cash received by the Company was used on September 25, 2020 to reduce the outstanding balance of the term loan facility under the Company's Senior Credit Facility.

Operating Lease Obligation

The buyer assumed an in-place operating lease in Dallas, Texas which expires on November 1, 2024. The Company has not adopted ASC 842; therefore this lease obligation was not reflected in the Company's balance sheet prior to the assumption by the buyer. The Company was relieved of minimum lease payment obligations totaling $0.5 million for the remainder of the current lease term.

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

Pro Forma Information

The following unaudited pro forma information is provided for the business (the RentPayment component) that was sold under the Agreement, excluding the gain recognized on the sale transaction:

	Year Ended December 31,
(in thousands)	2020	2019

Revenues	$12,042	$11,694
Income from operations (1)	$1,825	$2,275
Net income (2) (3)	$1,725	$2,218
Net income attributable to the stockholders of Priority Technology Holdings, Inc. (4)	$1,725	$2,218

Income per common share for stockholders of Priority Technology Holdings, Inc. - Basic and Diluted (4)	$0.03	$0.03

(1) Historical financial results are not being reported as discontinued operations.
(2) Does not reflect interest expense on the borrowings used to acquire the YapStone assets in March 2019.
(3) Pro forma income tax expense based on the following consolidated effective tax rates of Priority Technology Holdings, Inc.: 5.5% and 2.5% for the years ended December 31, 2020 and 2019, respectively. These rates exclude the effect of the $107.2 million net gain on the sale recognized during the year ended December 31, 2020.
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

The Company’s consumer payment services enable the Company’s customers to accept card, electronic, and digital-based payments at the point of sale. These services may include authorization services, settlement and funding services, customer support and help-desk functions, chargeback resolution, payment security services, consolidated billing and statements, and online reporting. The Company also earns revenue and commissions from resale of electronic point-of-sale (“POS”) equipment.
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

The Company's Integrated Partners segment uses payment-adjacent technologies to facilitate the acceptance of electronic payments from customers in the rental real estate, medical, and hospitality industries.

Revenue Recognition

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

Based on assessments of these indicators, the Company concluded:
•Promises to customers to provide certain payment services is distinct from the other payment services provided by the card-issuing financial institutions, payment networks, and sponsor banks. The Company does not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card-issuing financial institutions, payment networks, and sponsor banks before those services are transferred to the customer, and on that basis, the Company does not control those services prior to being transferred to the customer. The Company has either no or little discretion in setting the price that the customer pays for these specific services. The Company therefore acts as agent for these payment services provided by the card-issuing financial institutions, payment networks, and sponsor banks.
•For other promises to customers to provide other significant payment services such as onboarding, underwriting, processing, customer service, and fraud detection/prevention services, the Company has discretion in setting the price that the customer ultimately pays for these services and the Company either is responsible for fulfillment or has shared responsibility. If a third party is partially responsible for fulfillment, the Company provides a significant service of integrating two or more services, which may include services from other parties, and directs their use to create a combined item that is a specified service requested by the customer. For services that involve these other parties, the Company has direct contractual relationships with these parties.

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

Interest income is reported separately on the Company’s statements of operations within Other, net and was approximately $0.8 million, $0.6 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Company pays commissions to most of its ISOs, and for certain ISOs the Company also pays (through a higher commission rate) them to provide customer service and other services directly to our merchant customers. The ISO is typically an independent contractor or agent of the Company. Although certain ISOs may have merchant portability rights, the merchant meets the definition of a customer for the Company even if the ISO has merchant portability rights. Since payments to ISOs are dependent substantially on variable merchant payment volumes generated after the merchant enters into a new or renewed contract, these payments to ISOs are not deemed to be a cost to acquire a new contract since the ISO payments are based on factors that will arise subsequent to the event of obtaining a new or renewed contract. Also, payments to ISOs pertain only to a specific month’s activity. For payments made, or due, to an ISO, the expenses are reported within costs of services on our statements of operations.
The Company from time-to-time may elect to buy out all or a portion of an ISO’s rights to receive future commission payments related to certain merchants. Amounts paid to the ISO for these residual buyouts are capitalized by the Company under the accounting guidance for intangible assets and included in intangible assets, net on our consolidated balance sheets.

Contract Assets and Contract Liabilities

A contract with a customer creates legal rights and obligations. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company’s right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues recognized in excess of the amount billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. Material contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations.

Supplemental balance sheet information related to contracts from customers as of December 31, 2020 and 2019 was as follows:

(in thousands)	Consolidated Balance Sheet Location	December 31, 2020	December 31, 2019
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,494	$1,912
The balance for the contract liabilities was approximately $1.8 million and $2.2 million at January 1, 2019 and January 1, 2018, respectively. The changes in the balances during the years ended December 31, 2020, 2019, and 2018 were due to the timing of advance payments received from the customer.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the years ended December 31, 2020, 2019, or 2018.

Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Revenue Type:
Merchant card fees	$377,346	$339,450	$343,791
Outsourced services and other services	23,103	28,712	29,099
Equipment	3,893	3,692	2,932
Total revenues	$404,342	$371,854	$375,822

4.    ASSET ACQUISITIONS, ASSET CONTRIBUTIONS, AND BUSINESS COMBINATIONS

Asset Acquisitions

YapStone

In March 2019, the Company, through one of its subsidiaries, PRET, acquired certain assets and assumed certain related liabilities (the "YapStone net assets") from YapStone, Inc. under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest ("NCI") in PRET issued to YapStone, Inc. with a fair value that was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from the Company's Senior Credit Facility. PRET is part of the Company's Integrated Partners reportable segment.

During the third quarter of 2020, substantially all of the YapStone net assets were sold to a third party. See Note 2, Disposal of Business, to the consolidated financial statements. Approximately $45.1 million of PRET's 2020 earnings through the disposal date, which were composed mostly of gain recognized on the sale, were attributed and distributed in cash to the NCI during the third quarter 2020 pursuant to the profit-sharing agreement between the Company and the NCI. At the time of the sale, the NCI was also redeemed in cash for its $5.7 million interest in PRET.

For the year ended December 31, 2019, no earnings of PRET were allocated to the NCI.

Residual Portfolio Rights Acquired

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from the Senior Credit Facility, $10.0 million was funded from revolving credit facility under the Senior Credit Facility, and cash on hand was used to fund the remaining amount. This acquisition became part of the Company's Consumer Payments reportable segment. The purchase price was subject to a potential increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers over a three-year period. Additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset and amortization expense is adjusted to reflect the new carrying value at the original purchase date. The first period for determining contingent consideration ended in March 2020, and the Company paid the seller $2.1 million of additional cash consideration, partially offset by an amount owed to the Company by the seller. At December 31, 2020, it became apparent that the Company would owe the seller an additional $2.1 million for the second period for determining contingent consideration ending March 2021, and the Company recorded this estimated amount in its consolidated financial statements as of December 31, 2020.

Direct Connect

In December 2018, the Company acquired a merchant portfolio for $44.8 million from Direct Connect Merchant Services, LLC. The purchase price included cash contingent consideration of up to approximately $7.3 million, determinable over a period that ended on December 31, 2019. At December 31, 2019, the Company determined that it did not owe the contingent consideration.

Asset Assignments and Contributions

Merchant Portfolio Rights and Reseller Agreement

In October 2019, the Company simultaneously entered into two agreements with another entity.  These two related agreements 1) assign to the Company certain perpetual rights to a merchant portfolio and 2) form a 5-year reseller arrangement whereby the Company will offer and sell to its customer base certain online services to be fulfilled by the other entity.  No cash consideration was paid to, or received from, the other entity at execution of either agreement.  It was not initially determinable if the Company would have to pay any amount as consideration for the merchant portfolio rights due to the provisions of the related reseller agreement. The Company does not anticipate any net losses under the two contracts. Subsequent cash payments from the Company to the other entity for the merchant portfolio rights are determined based on a combination of both: 1) the actual financial performance of the acquired merchant portfolio rights and 2) actual sales and variable wholesale costs for the online services sold by the Company under the reseller arrangement.  Prior to December 31, 2020, amounts paid to the other entity were accounted for as either 1) standard costs of the services sold by the Company under the 5-year reseller agreement or 2) consideration for the merchant portfolio rights.

At December 31, 2020, the Company believes it has accumulated the additional data and historical experience that it deems necessary in order to reasonably estimate an amount of cash that the Company believes it will ultimately have to transfer as remaining consideration for the merchant portfolio rights. Accordingly, at December 31, 2020 the Company accrued approximately $6.2 million of estimated remaining cash consideration and additional accumulated costs for the merchant portfolio. At December 31, 2020, the Company has recorded aggregate costs, including both actual costs and estimated remaining consideration, totaling $11.1 million. As of December 31, 2019, the Company had recorded aggregate actual costs of approximately $1.1 million. Amortization expense was adjusted to reflect the new carrying value at the original purchase date. As of December 31, 2020 and 2019, accumulated amortization was $2.8 million and $0.1 million, respectively. The merchant portfolio has an estimated remaining life of 3.5 years at December 31, 2020.

The Company will continue to review its estimate of the remaining consideration to be funded and adjust the value of the intangible asset and accrual for its obligation accordingly.

eTab and Cumulus (Related Party)

In February 2019, a subsidiary of the Company, PHOT, received a contribution of substantially all of the operating assets of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80% owned by the Company's Chairman and Chief Executive Officer. No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable preferred equity interests in PHOT. Under these redeemable preferred equity interests, the contributors are eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6% per annum) on any of the $4.5 million amount that has not been distributed to them. The Company's Chairman and Chief Executive Officer owns 83.3% of the redeemable preferred equity interests in PHOT. Once a total of $4.5 million plus the preferred yield has been distributed to the holders of the redeemable preferred equity interests, the redeemable preferred equity interests will cease to exist. The Company determined that the contributor's carrying value of the eTab net assets (as a common control transaction under GAAP) was not material. Under the guidance for a common control transaction, the contribution of the eTab net assets did not result in a change of entity or the receipt of a business, therefore the Company's financial statements for prior periods have not been adjusted to reflect the historical results attributable to the eTab net assets. Additionally, no material amount was estimated for the fair value of the contributed Cumulus net assets. PHOT is a part of the Company's Integrated Partners reportable segment.

Pursuant to the limited liability company agreement of PHOT, any material future earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests will be reported by the Company as a form of non-controlling interests classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes, if material, in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the non-controlling interests in mezzanine equity. For the year ended December 31, 2020, a total of $250,000 of PHOT's earnings were attributable to the NCIs of PHOT, and this same amount was also distributed in cash to the NCIs during the same reporting period. Accordingly, there is no material amount to classify as mezzanine equity on the Company's consolidated balance sheet at December 31, 2020.

Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) through December 31, 2019, and therefore no recognition of the NCI was reflected in the Company's consolidated financial statements for reporting periods prior to 2020.

Business Combinations in 2018

PayRight

In April 2018, Priority PayRight Health Solutions, LLC ("PPRHS"), a subsidiary of the Company, purchased the majority of the operating assets and certain operating liabilities of PayRight Health Solutions LLC ("PayRight"). This asset purchase was deemed to be a business under ASC 805. This purchase allowed PPRHS to gain control over the PayRight business and therefore the Company's consolidated financial statements include the financial position, results of operations, and cash flows of PayRight from the date of acquisition. PayRight utilizes technology assets to deliver customized payment solutions to the health care industry. The results of the acquired business and goodwill of $0.3 million from the transaction are being reported by the

Company as part of its Integrated Partners reportable segment. The acquisition resulted in the recognition of intangible and net tangible assets with a fair value of $0.6 million. The Company transferred total consideration with a fair value of $0.9 million consisting of: $0.5 million in cash and forgiveness of amounts owed to the Company by PayRight; $0.3 million fair value of the Company's previous equity-method investment in PayRight described in the following paragraph; and $0.1 million of other consideration. Certain PayRight sellers were provided profit-sharing rights in PayRight as non-controlling interests "NCIs"), however, based on this arrangement no losses or earnings were allocated to the NCIs for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020, all of the NCIs' interest have been redeemed for amounts that were not material.

Previously, in October 2015, the Company purchased a non-controlling interest in the equity of PayRight, and prior to April 2018 the Company accounted for this investment using the equity method of accounting. At January 1, 2018, the Company's carrying value of this investment was $1.1 million. Immediately prior to PPRHS' April 2018 purchase of substantially all of PayRight's business assets, the Company's existing non-controlling investment in PayRight had a carrying value of approximately $1.1 million with an estimated fair value on the acquisition date of approximately $0.3 million. The Company recorded an impairment loss of $0.8 million during the second quarter of 2018 for the difference between the carrying value and the fair value of the non-controlling equity-method investment in PayRight. The loss is reported within Other, net in the Company's consolidated statements of operations for the year ended December 31, 2018.

RadPad and Landlord Station

In July 2018, the Company's subsidiary PRET, acquired substantially all of the operating assets of RadPad Holdings, Inc. ("RadPad") and Landlord Station, LLC ("Landlord Station"). RadPad is a marketplace for the rental real estate market. Landlord Station offers a complementary tool set that focuses on facilitation of tenant screening and other services to the fast-growing independent landlord market. These asset purchases were deemed to be a business under ASC 805. Due to the related nature of the two sets of business assets, same acquisition dates, and how the Company intends to operate them under the "RadPad" name and operating platform within PRET, the Company deemed them to be one business for accounting and reporting purposes. PRET is reported within the Company's Integrated Partners reportable segment.

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

NCIs in PRET were issued to certain sellers of the RadPad and Landlord Station assets in the form of residual profit interests and distribution rights. However the fair value of these NCIs was deemed to not be material at time of acquisition due to the nature of the profit-sharing and liquidations provisions contained in the operating agreement for PRET. Under the terms of PRET's operating agreement, no material earnings or losses related to RadPad or Landlord Station were attributable to the NCIs for the years ended December 31, 2019 or 2018.

As disclosed in Note 2, Disposal of Business, to the consolidated financial statements, in third quarter 2020 PRET sold substantially all of its assets, composed mostly of the assets acquired from YapStone, Inc. in March 2019, to a third party. This disposal by PRET resulted in the redemptions of PRET's NCIs, including the NCIs that originated from PRET's July 2018 acquisition of the RadPad and Landlord Station assets.

Priority Payment Systems Northeast

In July 2018, the Company acquired substantially all of the operating assets of Priority Payment Systems Northeast, Inc. ("PPS Northeast"). This purchase of these net assets was deemed to be a business under ASC 805. Prior to this acquisition, PPS Northeast was an independent brand-licensed office of the Company where it developed expertise in software-integrated payment services designed to manage turnkey installations of point-of-sale and supporting systems, as well as marketing programs that place emphasis on online ordering systems and digital marketing campaigns. PPS Northeast is reported within the Company's Consumer Payments reportable segment.

Initial consideration of $3.5 million consisted of $0.5 million plus 285,117 shares of common stock of the Company with a fair value of approximately of $3.0 million. In addition, contingent consideration in an amount up to $0.5 million was deemed to have a fair value of $0.4 million at acquisition date. If earned, the seller can receive this contingent consideration in either cash or additional shares of the Company's common stock, as mutually agreed by the Company and seller, over a two-year period from the date of the acquisition. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.0 million were acquired along with goodwill with an initial value of $1.9 million, including the $0.4 million estimated fair value of the contingent consideration due to the seller. Transaction costs were not material and were expensed. As of December 31, 2020, the Company has determined that it will owe no contingent consideration to the seller, and accrued contingent consideration of approximately $0.2 million was credited to the Company's statements of operations for both years ended December 31, 2020 and 2019.

Priority Payment Systems Tech Partners

In August 2018, the Company acquired substantially all of the operating assets of M.Y. Capital, Inc. and Payments In Kind, Inc., collectively doing business as Priority Payment Systems Tech Partners ("PPS Tech"). These related asset purchases were deemed to be a business under ASC 805. Due to the related nature of the two sets of business assets and how the Company intends to operate them, the Company deemed them to be one business for accounting and reporting purposes. Prior to this acquisition, PPS Tech was an independent brand-licensed office of the Company where it developed a track record and extensive network in the integrated payments and B2B marketplaces. PPS Tech is reported within the Company's Consumer Payments reportable segment.

Initial consideration of $5.0 million consisted of $3.0 million plus 190,078 shares of common stock of the Company with a fair value of approximately $2.0 million. In addition, contingent consideration in an amount up to $1.0 million was deemed to have a fair value of $0.6 million at acquisition date. If earned, the seller would have received half of any contingent consideration in cash and the other half in a number of shares of common stock of the Company equal to the portion of the earned contingent consideration payable in shares of common stock of the Company, over a two-year period from the date of acquisition. Net tangible and separately-identifiable intangible assets with an initial fair value of $2.2 million were acquired along with goodwill with an initial value of $3.4 million, including the $0.6 million estimated fair value of the contingent consideration due to the seller. Transaction costs were not material and were expensed. As of December 31, 2020, the Company has determined that it will owe no contingent consideration to the seller, and accrued contingent consideration of approximately $0.2 million and $0.4 million was credited to the Company's statement of operations for the years ended December 31, 2020 and 2019, respectively.

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

5.    SETTLEMENT ASSETS AND OBLIGATIONS

Consumer Payments Segment

In the Company’s Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of a member bank until the merchant is funded. The Company has agreements with member banks which allow the Company to route transactions under the member bank's control to clear transactions through the card networks. Timing differences, interchange fees, merchant reserves and exception items cause differences between the amounts received from the card networks and the amounts funded to the merchants. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company’s consolidated balance sheets. Member banks held merchant funds of approximately $103.8 million and $79.8 million at December 31, 2020 and 2019, respectively.

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

Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the consolidated statements of operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company’s consolidated balance sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for actual and estimated merchant losses for the years ended December 31, 2020, 2019, and 2018 were $4.1 million, $3.1 million, and $3.1 million, respectively.

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

The Company's settlement assets and obligations at December 31, 2020 and 2019 were as follows:

(in thousands)	December 31, 2020	December 31, 2019

Settlement Assets:
Card settlements due from merchants, net of estimated losses	$753	$446
Card settlements due from processors	—	87
Total Settlement Assets	$753	$533

Settlement Obligations:
Card settlements due to merchants	$—	$44
Due to ACH payees (1)	72,878	37,745
Total Settlement Obligations	$72,878	$37,789

(1) Amounts due to ACH payees are held by the Company in restricted cash.

6.     NOTES RECEIVABLE

The Company has notes receivable from ISOs and another entity (see Note 13, Related Party Matters) totaling approximately $7.7 million and $5.7 million as of December 31, 2020 and 2019, respectively. These notes receivable are reported as current and non-current on the Company's consolidated balance sheet. The notes bear a weighted-average interest rate of 13.1% and 12.4% as of December 31, 2020 and 2019, respectively.

Under the terms of the agreements with ISOs, the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. The note receivable due from another entity is secured by business assets and a personal guarantee.

The allowance for doubtful note receivable is shown net of the current outstanding principal balances for notes receivable on the consolidated balance sheet and the $0.5 million provision for doubtful note receivable is included within selling, general and administrative expense on the consolidated statement of operations and within other noncash items, net on the consolidated statement of cash flows.

Principal contractual maturities on the notes receivable, including payment-in-kind interest, at December 31, 2020 were as follows:

(in thousands)

Year Ended December 31,	Maturities
2021	$2,657
2022	1,463
2023	132
2024	3,970
Total principal due	8,222
Discount (long-term)	(38)
Allowance for doubtful note receivable (current)	(467)
Notes receivable, net	$7,717

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying separately-identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill was allocated to reporting units as follows:

(in thousands)	December 31, 2020	December 31, 2019

Consumer Payments	$106,832	$106,832
Integrated Partners	—	2,683
	$106,832	$109,515

The following table summarizes the changes in the carrying value of goodwill for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Amount

Balance at January 1, 2018 (all Consumer Payments)	$101,532
Additions for the year ended December 31, 2018:
PayRight (Integrated Partners)	298
RadPad/Landlord Station (Integrated Partners)	2,385
PPS Northeast (Consumer Payments)	1,920
PPS Tech (Consumer Payments)	3,380
Balance at December 31, 2019 and 2018	109,515

Disposal of goodwill in Integrated Partners reporting unit (Note 2, Disposal of Business)	(2,683)
Balance at December 31, 2020	$106,832

For business combinations consummated during the year ended December 31, 2018, goodwill is deductible for income tax purposes.

There were no impairment losses for the years ended December 31, 2020, 2019, or 2018. The Company performed its most recent annual goodwill impairment test as of October 1, 2020, as noted below, using the optional qualitative method. On October 1, 2020 and December 31, 2020, only one of the Company's reporting units, Consumer Payments, had goodwill assigned to it due to the 2020 events described in Note 2, Disposal of Business.

Effective for the annual reporting period ended December 31, 2020, the Company voluntarily changed the date for its annual goodwill impairment assessment from November 30 to October 1. Both dates occur in the Company’s fourth quarter. The Company believes this prospective change does not represent a material change to a method of applying an accounting principle, even though the carrying value of goodwill is material to the Company’s consolidated financial statements. This change had no effect on the Company’s results of operations, financial condition, or cash flows for any reporting period. By using the October 1 annual assessment date, the Company believes that it will be able to utilize more readily available data from both internal and external sources and have additional time to evaluate the data prior to finalizing its year-end consolidated financial statements and disclosures. Based on the last quantitative assessment performed as of November 30, 2019, the estimated fair value of the Consumer Payments reporting unit exceeded the carrying value of the reporting unit. The Consumer Payments reporting unit passed the qualitative assessment as of October 1, 2020 and the Company believes that it is not more likely than not that the fair value of the Consumer Payments reporting unit is less than its carrying amount on October 1, 2020. This change in the date for the annual impairment assessment for goodwill does not change the Company’s requirements to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. As of December 31, 2020, the Company is not aware of any triggering events that have occurred since October 1, 2020.

Other Intangible Assets

The Company's other intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, non-compete agreements, and residual buyouts. For the year ended December 31, 2020, the Company recognized costs, including accrued contingent consideration, of $10.0 million and $3.5 million for merchant portfolios and residual buyouts, respectively. For the year ended December 31, 2019, the Company recognized costs, including accrued contingent consideration, of $69.8 million for merchant portfolios (including $68.7 million related to the asset acquisition from YapStone, Inc.), $19.9 million for residual buyouts, and $1.0 million for technology intangibles.

See Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations, for information about contingent consideration related to acquisitions consummated in 2019 and 2018.

See Note 2, Disposal of Business, for information about intangible assets that were disposed during the year ended December 31, 2020.

At December 31, 2020 and December 31, 2019, other intangible assets consisted of the following:

	As of December 31,
(in thousands)	2020	2019

Capitalized:
Merchant portfolios	$55,816	$114,554
Customer relationships	40,740	40,740
Residual buyouts	116,112	112,731
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Technology	14,390	15,390
ISO relationships	15,200	15,200
Total capitalized	$248,518	$304,875

Less accumulated amortization:
Merchant portfolios	$(19,471)	$(12,655)
Customer relationships	(30,267)	(25,836)
Residual buyouts	(72,659)	(59,796)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,651)	(1,273)
Technology	(13,951)	(12,758)
ISO relationships	(7,319)	(6,341)
Total accumulated amortization	$(148,708)	$(122,049)

Accumulated allowance for impairment	$(1,753)	$—

Net carrying value	$98,057	$182,826

The weighted-average amortization periods for intangible assets held at December 31, 2020 are as follows:

	Useful Life	Amortization Method	Weighted-Average Life

Merchant portfolios	5 - 6 years	Straight-line	5.5 years
Residual buyouts	1 - 9 years	Straight-line and double declining	6.8 years
Non-compete agreements	3 years	Straight-line	3.0 years
Trade names	5 -12 years	Straight-line	11.6 years
Technology	6 - 7 years	Straight-line	6.1 years
ISO relationships	11 - 25 years	Sum-of-years digits	23.7 years
Customer relationships	10 - 15 years	Straight-line and sum-of-years digits	11.0 years

Amortization expense for intangible assets was $33.1 million, $32.4 million, and $14.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated amortization expense of intangible assets as of December 31, 2020 for the next five years and thereafter is:

(in thousands)
Estimated
Year Ending December 31,	Amortization Expense
2021	$28,216
2022	27,066
2023	21,280
2024	10,126
2025	3,671
Thereafter	7,698
Total	$98,057

Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives, and other relevant events or circumstances.

The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. In the Company's Consumer Payments segment, a residual buyout intangible asset with a net carrying value of $2.2 million was deemed to be impaired at December 31, 2020. The fair value of this intangible asset was estimated to be approximately $0.5 million, resulting in the recognition of an impairment charge of $1.8 million and this amount is included in selling, general and administrative expenses on the Company' consolidated statement of operations for the year ended December 31, 2020. This impairment was the result of diminished cash flows generated by the merchant portfolio.

The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at December 31, 2020.

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

A summary of property, equipment and software as of December 31, 2020 and December 31, 2019 was as follows:

	As of December 31,
(in thousands)	2020	2019	Estimated Useful Life
Furniture and fixtures	$2,795	$2,787	2 - 7 years
Equipment	10,216	10,101	3 - 7 years
Computer software	44,320	37,440	3 - 5 years
Leasehold improvements	6,250	6,367	5 - 10 years
	63,581	56,695
Less accumulated depreciation	(40,706)	(33,177)
Property, equipment and software, net	$22,875	$23,518

Depreciation expense totaled $7.7 million, $6.6 million, and $5.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at December 31, 2020 and December 31, 2019 consisted of the following:

	As of December 31,
(in thousands)	2020	2019
Accounts payable - trade	$4,308	$6,968
Accrued card network fees	$8,041	$6,950

10.    LONG-TERM DEBT AND WARRANT LIABILITY

Long-term debt owed by certain subsidiaries (the "Borrowers") of the Company consisted of the following as of December 31, 2012 and December 31, 2019:

	As of December 31, 2020
(dollar amounts in thousands)	2020	2019

Senior Credit Agreement:
Term Loan - Matures January 3, 2023 and bears interest at LIBOR (with a LIBOR "floor" of 1.00% beginning March 8, 2020) plus 6.50% and 5.0% at December 31, 2020 and 2019, respectively (actual rate of 7.50% and 6.71% at December 31, 2020 and 2019, respectively)	$279,417	$388,837

Revolving credit facility - $25.0 million line, matures January 22, 2022, and bears interest at LIBOR plus 6.50% and 5.0% at December 31, 2020 and 2019, respectively (actual rate of 6.65% and 6.71% at December 31, 2020 and 2019, respectively).	—	11,500

Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.0% plus an applicable margin at December 31, 2020 and 2019 (actual rate of 12.50% and 10.50% at December 31, 2020 and 2019, respectively)	102,623	95,142

Total debt obligations	382,040	495,479

Less: current portion of long-term debt	(19,442)	(4,007)
Less: unamortized debt discounts and deferred financing costs	(4,725)	(5,894)
Total long-term debt, net	$357,873	$485,578

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

Amendments

The following table summarizes changes made as the results of key amendments to the 2017 credit agreements through December 31, 2020:

(in millions)				GS Credit
	Senior Credit Agreement			Agreement	Discounts and Costs
		Additional
	Additional	Revolving
	Principal	Line	Amendment	Principal	Issue	Costs	Costs
Amendment	Established	Established	Type	Established (a)	Discount	Expensed (b)	Capitalized

January 2017	$200.0	$25.0	Extinguishment	$80.0	$3.7	$1.8	$3.3
January 2018	67.5	—	Modification	—	$0.4	$0.8	$0.7
December 2018	130.0	—	Modification	—	$0.3	$1.2	$0.1
March 2020	—	—	Modification	—	$—	$0.4	$2.7
	$397.5	$25.0		$80.0

(a) The GS Credit Agreement allows for payment-in-kind interest which subsequently increases the amount outstanding. Beginning with the Sixth Amendment, the Senior Credit Agreement began to allow certain amounts of interest to be treated as payment-in-kind interest and added to the outstanding borrowings balance, as discussed below under the header "Changes to Applicable Interest Rate Margins."

(b) Reported within "Debt extinguishment and modification expenses" on the Company's consolidated statements of operations.

The Senior Credit Agreement and the GS Credit Agreement were also amended on November 14, 2017. This amendment allows for loan advances of less than $5.0 million and for certain liens on cash securing the Company's funding obligations under a new product involving a virtual credit card program. This amendment did not affect any of the material terms, conditions, or covenants of the Senior Credit Agreement or the GS Credit Agreement.

Additionally, two amendments were executed in 2019 that concerned procedural changes to the quarterly and annual reporting for lenders and did not affect any of the material terms, conditions, or covenants of the Senior Credit Agreement or the GS Credit Agreement.

Senior Credit Agreement

Outstanding borrowings under the Senior Credit Agreement accrue interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per annum, as provided in the amended credit agreement. For the term loan facility of the Senior Credit Facility, the Sixth Amendment provides for a LIBOR "floor" of 1.0% per annum. Accrued interest is payable quarterly. The revolving credit facility incurs a commitment fee on any undrawn amount of the $25.0 million credit line, which equates to 0.5% per annum for the unused portion.

GS Credit Agreement

Outstanding borrowings under the GS Credit Agreement accrue interest at 5.0%, plus an applicable margin, or percentage per annum, as indicated in the amended credit agreement. Accrued interest is payable quarterly at 5.0% per annum, and the accrued interest attributable to the applicable margin is capitalized as payment-in-kind ("PIK") interest each quarter.

Senior Credit Agreement - Partial Pay Down of Term Debt and Changes to Applicable Interest Rate Margins in 2020

Under the Sixth Amendment, the interest rate margins for the Senior Credit Agreement and the GS Credit Agreement increased incrementally by 1.0% on June 16, 2020, and then increased incrementally by 0.5% on each of the dates July 16, August 15, and September 14, 2020 because the Borrowers did not make a permitted accelerated principal payment of at least $100.0 million under the term loan facility of the Senior Credit Agreement on or before those dates as described in the Sixth Amendment (the "$100.0 million principal prepayment"). The additional interest expense incurred by the Borrowers due to the increases in the applicable margin for the revolving credit facility under the Senior Credit Agreement was paid in cash and such increases for the term facility of the Senior Credit Facility and the GS Credit Agreement were accounted for as PIK interest at the election of the Borrowers.

On September 25, 2020, the Borrowers made the $100.0 million principal prepayment plus an additional $6.5 million principal prepayment to reduce the outstanding indebtedness under the term loan facility of the Senior Credit Agreement. This $106.5 million prepayment resulted in simultaneous reductions in the applicable interest rate margins under the Senior Credit Agreement and the GS Credit Agreement, which prospectively eliminates and reverses the applicable margin increases described in the preceding paragraph.

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

Contractual Maturities

Principal outstanding at December 31, 2020 for term debt under the Senior Credit Agreement and the GS Credit Agreement are scheduled to be paid as follows:

(in thousands)	Principal Due
	Senior Credit Agreement		GS Credit Agreement	Total
Year Ending December 31,	Term	Revolver	Term

2021 (current)	$19,442	$—	$—	$19,442
2022	38,884	—	—	38,884
2023	221,091	—	102,623	323,714
Total	$279,417	$—	$102,623	$382,040

Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayments were due for the years ended December 31, 2020 and 2019.

Under the Senior Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1.0% penalty for certain prepayments. Under the GS Credit Agreement, prepayment of outstanding principal is subject to a 4.0% penalty for certain prepayments occurring prior to March 18, 2021 and 2.0% for certain prepayments occurring between March 18, 2021 and March 18, 2022. Such penalties will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.

On March 5, 2021, the Company entered into a debt commitment letter with Truist Bank and Truist Securities, Inc., pursuant to which Truist has committed to provide Priority with a new Term Loan Facility and Revolving Credit Facility, which will replace existing Senior loan facilities. Also, on March 5, 2021, the Company entered into a preferred stock commitment letter (the “Equity Commitment Letter”) with Ares Capital Management LLC and Ares Alternative Credit Management LLC to issue preferred stock, the proceeds of which will be partially used to entirely repay our Subordinated Debt Facility. See Note 21, Subsequent Events, for additional information.

PIK Interest

The principal amount borrowed and outstanding under the GS Credit Agreement was $80.0 million at December 31, 2020 and December 31, 2019. Included in the outstanding principal balance at December 31, 2020 and December 31, 2019 was accumulated PIK interest of $22.6 million and $15.1 million, respectively. For the years ended December 31, 2020 and 2019, the payment-in-kind (PIK) interest under the GS Credit Agreement added $7.5 million and $5.1 million, respectively, to the principal amount outstanding under the GS Credit Agreement.

Interest Expense and Amortization of Deferred Loan Costs and Discounts

Deferred financing costs and debt discount are being amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Unamortized deferred financing costs and debt discount are included in net long-term debt in the Company's consolidated balance sheets.

Interest expense, including fees for undrawn amounts under the revolving credit facility and amortization of deferred financing costs and debt discounts, was $44.8 million, $40.7 million, and $29.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense increased due to the amortization of deferred financing costs and debt discounts by $2.4 million, $1.7 million, and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Interest expense for the year ended December 31, 2019 also included a $0.4 million fee for the $70.0 million delayed principal draw under December 2018 amendment to the Senior Credit Agreement, which occurred during the first quarter of 2019.

Debt Extinguishment and Debt Modification Expenses

In addition to the $0.4 million of expenses associated with amounts paid to third parties related to the debt modification that occurred in March 2020, debt modification and extinguishment expenses for the year ended December 2020 also included the write off of certain previously deferred loan costs. The $106.5 million principal repayment made in September 2020 for the term facility of the Senior Credit Agreement was deemed to be a partial extinguishment of debt that was permitted and contemplated by the existing debt agreement, as previously amended. As a result, a proportional amount of unamortized loan costs and discount in the amount of $1.5 million were removed and expensed during the year ended December 31, 2020.

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

The Company is also required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the credit agreements as the ratio of consolidated total debt of the Borrowers to the Company's consolidated adjusted EBITDA (as defined in the Senior Credit Agreement and GS Credit Agreement). The maximum permitted Total Net Leverage Ratio was 7.75:1.00 at December 31, 2020. As of December 31, 2020, the Company remained in compliance with the covenants.
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

11.    INCOME TAXES

In connection with the Business Combination as disclosed in Note 1, Nature of Business and Accounting Policies, the partnership tax status was terminated on July 25, 2018. Under the former partnership status, Priority Holdings, LLC was a dual member limited liability company and as such its financial statements reflected no income tax provisions as a pass-through entity. As a result of the Business Combination, for income tax purposes Priority Holdings, LLC became a disregarded subsidiary of the Company, the successor entity to MI Acquisitions, Inc., whereby its operations became taxable. For all periods subsequent to the Business Combination, the income tax provision reflects the taxable status of the Company as a corporation. The initial net deferred tax asset from the Business Combination is the result of the difference between initial tax basis, generally substituted tax basis, and the reflective carrying amounts of the assets and liabilities for financial statement purposes. The net deferred tax asset as of July 25, 2018 was approximately $47.5 million, which was recorded and classified on the Company's consolidated balance sheet in accordance with ASU 2015-17 and as an adjustment to Additional Paid-In Capital in the Company's consolidated statement of changes in stockholders' deficit. In addition, the Company's consolidated financial statement for the year ended December 31, 2018 presented herein reflects unaudited pro-forma income tax disclosure amounts to illustrate the income tax effects had the Company been subject to federal and state income taxes for the full year 2018.
Components of consolidated income tax expense (benefit) for the years ended December 31, 2020, 2019, and 2018 was as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018

U.S. current income tax expense (benefit)
Federal	$4,766	$(11)	$29
State and local	3,173	75	418
Total current income tax expense	$7,939	$64	$447

U.S. deferred income tax expense (benefit)
Federal	$3,875	$1,920	$(2,541)
State and local	(915)	(1,154)	(396)
Total deferred income tax expense (benefit)	$2,960	$766	(2,937)

Total income tax expense (benefit)	$10,899	$830	$(2,490)

The Company's consolidated effective income tax rate was 13.3% for the year ended December 31, 2020, compared to an consolidated effective income tax benefit rate of 2.5% for the year ended December 31, 2019. For the year ended December 31, 2018, the Company's consolidated effective income tax rate was 12.5%. The effective rate for 2020 differed from the statutory rate of 21% primarily due to earnings attributable to noncontrolling interests and valuation allowance changes against certain business interest carryover deferred tax assets. The effective rate for 2019 differed from the statutory federal rate of 21% primarily due to valuation allowance changes against certain business interest carryover deferred tax assets. The effective rate for 2018 differed from the statutory federal rate of 21% primarily due to the partnership status of Priority Holdings, LLC. for periods prior to July 25, 2018. The following table provides a reconciliation of the consolidated income tax expense (benefit) at the statutory U.S. federal tax rate to actual consolidated income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
U.S. federal statutory (benefit)	$17,211	$(6,879)	$(4,268)
Non-controlling interests	(5,626)	—	—
Earnings as dual-member LLC	—	—	1,643
State and local income taxes, net	1,140	(1,564)	(2)
Excess tax benefits pursuant to ASU 2016-09	(37)	309	140
Valuation allowance changes	(2,945)	9,302	(66)
Intangible assets	1,056	—	—
Nondeductible items	233	125	86
Tax credits	(283)	(323)	(123)
Other, net	150	(140)	100
Income tax expense (benefit)	$10,899	$830	$(2,490)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of consolidated deferred income taxes were as follows:

	As of December 31,
(in thousands)	2020	2019

Deferred Tax Assets:
Accruals and reserves	$1,499	$1,566
Intangible assets	49,558	53,600
Net operating loss carryforwards	436	4,114
Interest limitation carryforwards	6,295	9,266
Other	2,115	1,877
Gross deferred tax assets	59,903	70,423
Valuation allowance	(7,200)	(10,144)
Total deferred tax assets	52,703	60,279

Deferred Tax Liabilities:
Prepaid assets	(973)	(521)
Investments in partnership	(19)	(5,408)
Property and equipment	(5,014)	(4,693)
Total deferred tax liabilities	(6,006)	(10,622)

Net deferred tax assets	$46,697	$49,657

In accordance with the provisions of ASC 740, Income Taxes ("ASC 740"), the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2020 and 2019, the Company had a consolidated valuation allowance of approximately $7.2 million and $10.1 million, respectively, against certain deferred income tax assets related to business interest deduction carryovers and Business Combination costs that the Company believes are not more likely than not to be realized.
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." As of December 31, 2020 and 2019, the net amounts of our unrecognized tax benefits were not material.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for 2017 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for 2016 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

At December 31, 2020, the Company has utilized all of its federal NOL carryforwards of approximately $26.5 million. Also, at December 31, 2020 and 2019, the Company had state NOL carryforwards of approximately $6.2 million and $19.5 million, respectively, with expirations dates ranging from 2023 to 2044.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. The Tax Act included a number of changes to existing U.S. tax laws. The most notable provisions of the Tax Act that impacted the Company included a reduction of the U.S. corporate income tax rate from 35% to 21% and the limitations on interest deductibility, both effective January 1, 2018, as well as immediate expensing for certain assets placed into service after September 27, 2017. The Company did not experience any material impacts of the provisions of the Tax Act for the year ended December 31, 2018 other than the impact of the reduction of the U.S. corporate rate from 35% to 21% and the limitation on interest deductibility. As of December 31, 2018, the Company had completed the accounting for the income tax effects of all elements of the Tax Act in accordance with the SEC's Staff Accounting Bulletin No. 118.

The Company has historically been impacted by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income “ATI”, as defined. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020. As a result of its earnings and the enactment of the CARES Act during 2020, the Company has fully utilized its federal, and the majority of its state, interest deduction limitation carryforwards of $21.2 million and $11.0 million for the years ended December 31, 2019 and 2018, respectively.

12.    COMMITMENTS AND CONTINGENCIES

Leases

The Company has various operating leases for office space and equipment. These leases range in terms from 2 years to 16 years. Most of these leases are renewable at expiration, subject to terms acceptable to the lessors and the Company.

Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows at December 31, 2020:

(in thousands)
Due In	Amount Due
2021	$1,356
2022	1,307
2023	1,356
2024	1,394
2025	1,367
Thereafter	2,388
Total	$9,168

Total rent expenses for the years ended December 31, 2020, 2019, and 2018 was $2.5 million, $2.0 million, and $1.9 million, respectively, which is included in selling, general and administrative expenses in the Company's consolidated statements of operations.

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payments transactions. Some of these agreements have minimum annual requirements for processing volumes. As of December 31, 2020, the Company is committed to pay minimum processing fees under these agreements of approximately $7.0 million over the next year.

Merchant Reserves

See Note 5, Settlement Assets and Obligations, for information about merchant reserves.

Commitment to Lend

See Note 13, Related Party Matters, for information on a loan commitment extended by the Company to another entity.

Contingent Consideration

See Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations, for information about contingent consideration related to acquisitions consummated in 2019 and 2018.

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

13.    RELATED PARTY MATTERS

Contributed Assets of eTab and Cumulus

See Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations, for information about the contributions from related parties of certain assets and liabilities of eTab and Cumulus.

Loan with Warrant

During 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company loaned the entity a total of $3.5 million during 2019, with a commitment to loan up to $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or at December 31, 2020.

Prior Management Services Agreement

During the year ended December 31, 2018, Priority Holdings, LLC had a management services agreement with PSD Partners LP, which is owned by Mr. Thomas Priore, the Company's President, Chief Executive Officer and Chairman. The Company incurred total expenses of $1.1 million for the year ended December 31, 2018 related to management service fees, annual bonus payout, and occupancy fees, which are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations.

Due from Members of Priority Holdings, LLC

As noted in Note 1, Nature of Business and Accounting Policies, on July 25, 2018 the owners of Priority Holdings, LLC contributed their member equity interests in exchange for the issuance of MI Acquisitions Inc.'s common stock, and MI Acquisitions, Inc. simultaneously changed its name to Priority Technology Holdings, Inc. Subsequent to July 25, 2018, the Company has made cash payments to, and received cash refund payments from, the former owners of Priority Holdings, LLC, mostly related to pass-through tax amounts for periods prior to July 25, 2018. At December 31, 2020 and 2019, the net amounts receivable from these parties were approximately $0.2 million and $0.2 million, respectively.

Underwriting Commissions

During the year ended December 31, 2018, the Company paid and capitalized in additional paid-in capital underwriting commissions of $8.0 million related to the recapitalization. See Note 14, Stockholders' Deficit.

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

14.    STOCKHOLDERS' DEFICIT

As disclosed in Note 1, Nature of Business and Accounting Policies, on July 25, 2018, the Company executed the Business Combination which was accounted for as a "reverse merger" between Priority Holdings, LLC and MI Acquisitions, resulting in the Recapitalization of the Company's equity. The combined entity was renamed Priority Technology Holdings, Inc.
Common and Preferred Stock

For periods prior to July 25, 2018, equity has been retroactively revised to reflect the number of shares received as a result of the Recapitalization.
The equity structure of the Company was as follows as of December 31, 2020 and 2019:

(shares in thousands)	December 31, 2020			December 31, 2019
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Common stock, par value $0.001	1,000,000	67,842	67,391	1,000,000	67,512	67,061
Preferred stock, par value $0.001	100,000	—	—	100,000	—	—

The difference between the issued and outstanding common stock at December 31, 2020 and 2019 is due to 451,224 shares of treasury stock held by the Company.

In connection with the Business Combination and Recapitalization, the following occurred in 2018:

•In exchange for the 4.6 million common units of Priority Holdings, LLC, 60.1 million shares of common stock were issued in a private placement that resulted in the Company receiving approximately $49.4 million. The 60.1 million shares exclude 0.5 million shares issued as partial consideration in two business acquisitions (see Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations) and includes 3.0 million shares issued in connection with the 2014 Management Incentive Plan (see Note 15, Share-Based Compensation).
•Approximately 4.9 million shares of common stock were deemed to have been issued through share conversion in exchange for the publicly-traded shares of MI Acquisitions that originated from MI Acquisitions' 2016 IPO.
•$2.1 million was paid to MI Acquisitions' founding shareholders (the "MI Founders") in exchange for 421,107 units and 453,210 shares of common stock held by the MI Founders. Each unit consisted of one share and one warrant of MI Acquisitions.
•The MI Founders forfeited 174,863 shares of their common stock.

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

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2020, the Company has not issued any shares of preferred stock.

Warrants issued by MI Acquisitions

Prior to July 25, 2018, MI Acquisitions issued warrants that allow the holders to purchase up to 5,731,216 shares of the Company's common stock at an exercise price of $11.50 per share, subject to certain adjustments (5,310,109 of these warrants were designated as "public warrants" and 421,107 were designated as "private warrants"). The warrants, which survived the Business Combination, may be exercised before August 24, 2023, which is the end of the five-year period that commenced 30 days after the Business Combination of July 25, 2018. The Company has the option to redeem all (and not less than all) of the outstanding public warrants at any time from and after the warrants become exercisable, and prior to their expiration, at the price of $0.01 per warrant; provided that the last sales price of the Company's common stock has been equal to or greater than $16.00 per share (subject to adjustment for splits, dividends, recapitalizations and other similar events), for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given and provided further that (i) there is a current registration statement in effect with respect to the shares of common stock underlying the public warrants for each day in the 30-day trading period and continuing each day thereafter until the redemption date or (ii) the cashless exercise is exempt from the registration requirements under the Securities Act of 1933, as amended. The warrants are classified as equity for accounting purposes.
In August 2018, the Company was informed by Nasdaq that Nasdaq intended to delist the Company's outstanding warrants and units due to an insufficient number of round lot holders for the public warrants. The Company subsequently filed a Registration Statement on Form S-4 with the SEC for the purpose of offering holders of the Company's outstanding 5,310,109 public warrants and 421,107 private warrants the opportunity to exchange each warrant for 0.192 shares of the Company's common stock. The exchange offer expired in February 2019 resulting in approximately 2.2 million warrants being tendered during 2019 in exchange for approximately 0.4 million shares of the Company's common stock plus cash in lieu of fractional shares. Nasdaq proceeded to delist the remaining outstanding warrants and units, which were comprised of one share of common stock and one warrant, from The Nasdaq Global Market at the open of business on March 6, 2019. The delisting of the remaining outstanding warrants and units had no impact on the Company's financial statements.

Purchase option issued by MI Acquisitions
Prior to July 25, 2018, a purchase option was sold to an underwriter by MI Acquisitions for consideration of $100. The purchase option, which survived the Business Combination, allows the holder to purchase up to a total of 300,000 units (each consisting of a share of common stock and a public warrant) exercisable at $12.00 per unit. The purchase option expires on August 24, 2023, which is the end of the five-year period that commenced 30 days after the Business Combination of July 25, 2018. The purchase option is classified as equity for accounting purposes. No exercises have occurred through December 31, 2020.

2018 Business Combination and Recapitalization Costs
In connection with the Business Combination and Recapitalization, the Company incurred $13.3 million in fees and expenses, of which $9.7 million of recapitalization costs were charged to Additional Paid in Capital in 2018 since these costs were less than the cash received in conjunction with the Recapitalization costs and were directly related to the issuance of equity for the Recapitalization. These costs are presented as Recapitalization costs in the accompanying consolidated statements of changes in stockholders' deficit. The remaining $3.6 million of expenses were related to the Business Combination and are presented in selling, general and administrative expenses in the accompanying consolidated statements of operations.

2018 Equity Events for Priority Holdings, LLC that Occurred Prior to July 25, 2018 (date of Business Combination)

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

For the year ended December 31, 2018, Priority recorded distributions to its members of $7.1 million prior to the Business Combination.

15.    SHARE-BASED COMPENSATION

During 2020, 2019 and 2018, the Company had three share-based compensation plans: 2018 Equity Incentive Plan; Earnout Incentive Plan; and 2014 Management Incentive Plan. Total share-based compensation expense, for both equity-classified and liability-classified awards, was approximately $2.4 million, $3.7 million, $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively, which is included in salary and employee benefits in the accompanying consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, the Company recognized an income tax benefit of approximately $0.4 million, $0.5 million and $0.1 million, respectively, for share-based compensation expense.

For the years ended December 31, 2020, 2019, and 2018, share-based compensation was recognized by plan as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Plan:
2018 Equity Incentive Plan	$2,430	$2,385	$187
Earnout Incentive Plan	—	—	—
2014 Management Incentive Plan	—	1,267	1,462
Total	$2,430	$3,652	$1,649

No share-based compensation has been capitalized. Beginning in 2018, the Company elected to recognize the effects of forfeitures on compensation expense as the forfeitures occur for all plans.

2018 Equity Incentive Plan

The 2018 Equity Incentive Plan ("2018 Plan") was approved by the Company's board of directors and shareholders in July 2018. The 2018 Plan provides for the issuance of up to 6,685,696 of the Company's common stock, and these shares were registered on a Form S-8 during 2018. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock awards, restricted stock units RSU), other share-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's board of directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's common stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan.

A summary of the activity in stock units for the 2018 Plan that occurred during the years ended December 31, 2020, 2019 and 2018 is as follows:

6,685,696	Common stock authorized for the 2018 Plan
(2,044,815)	Stock options granted in December 2018
7,558	Stock option grants forfeited in 2018
(202,200)	RSUs granted in 2018
4,446,239	Common stock available for issuance under the 2018 Plan at December 31, 2018

326,173	Stock option grants forfeited in 2019
(36,657)	RSUs granted in 2019
60,421	RSUs forfeited in 2019
4,796,176	Common stock available for issuance under the 2018 Plan at December 31, 2019

(15,000)	Stock options granted in 2020
220,045	Stock option grants forfeited in 2020
(1,031,740)	RSUs granted in 2020
(128,624)	RSU granted in 2020 with performance goals that have not been determined
21,277	RSUs forfeited in 2020
3,862,134	Common stock available for issuance under the 2018 Plan at December 31, 2020

The above table does not reflect a liability-classified award with an estimated fair value of $0.8 million included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2020.

Stock Options

Substantially all stock options grants were granted in December 2018 when the Company issued stock option grants to substantially all of the Company's employees at the time, excluding the Company's executive officers. The stock options issued in December 2018 vest as follows: 50% on July 27, 2019; 25% on July 27, 2020; and 25% on July 27, 2021. If a participant terminates employment with the Company, vested options may be exercised for a short period of time while unvested options are forfeited. However, in any event, a stock option will expire ten years from date of grant.

Details about the time-based equity-classified stock options granted under the plan are as follows:

		Weighted-
	Options for	average	Weighted-average	Aggregate
	number of	exercise	remaining	intrinsic value
	shares	price	contractual terms	(in thousands)

Outstanding, January 1, 2018	—	—
Granted in 2018	2,044,815	$6.95
Exercised in 2018	—	—
Forfeited in 2018	(7,558)	$6.95
Expired in 2018	—	—
Outstanding, December 31, 2018	2,037,257	$6.95	9.6 years	$2,139

Granted in 2019	—	—
Exercised in 2019	—	—
Forfeited or expired in 2019	(326,173)	$6.95
Outstanding, December 31, 2019	1,711,084	$6.95	8.6 years	$—

Granted in 2020	15,000	$2.47
Exercised in 2020	—	—
Forfeited or expired in 2020	(220,045)	$6.95
Outstanding, December 31, 2020	1,506,039	$6.91	7.8 years	$203

Vested and Expected to Vest	1,506,039	$6.91	7.8 years	$203
Exercisable at December 31, 2020	1,125,755	$6.95	7.8 years	$101

No stock options have been exercised as of December 31, 2020. For the years ended December 31, 2020, 2019 and 2018, compensation expense of $0.8 million, $2.0 million and $0.2 million was recognized for stock option grants. As of December 31, 2020, there was approximately $0.4 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a remaining weighted-average period of 0.7 years.

The table below presents the assumptions used to calculate the fair value of the stock options issued in 2020 and 2018:

	2020	2018

Expected volatility	94%	30%
Risk-free interest rate	0.5%	2.4%
Expected term (years)	7.5	4.3
Dividend yield	—%	—%
Exercise price	$2.47	$6.95

No stock options were granted in 2019.

Equity-Classified Restricted Stock Units

	Underlying	Weighted-average	(in thousands)
	Common	Grant-date	Aggregate
	Shares	Fair Value	Fair Value

Service-based vesting:

Unvested at January 1, 2018	—
Granted in 2018	107,142	$7.00	$750
Unvested at December 31, 2018	107,142

Granted in 2019	36,657	$6.82	$250
Vested in 2019	(53,571)		$171
Forfeited in 2019	(36,657)	$6.82
Unvested at December 31, 2019	53,571

Granted in 2020	892,142	$2.93	$2,617
Forfeited in 2020	(21,277)	$2.35
Vested in 2020	(328,035)		$1,150
Unvested at December 31, 2020	596,401

Performance-based vesting:

Unvested at January 1, 2018	—
Granted in 2018	95,057	$10.52	$1,000
Unvested at December 31, 2018	95,057

Forfeited in 2019	(23,674)	$10.52
Unvested at December 31, 2019	71,383

Granted in 2020 (a) (b)	139,598	$2.56	$358
Forfeited in 2020	(71,383)	$10.52
Unvested at December 31, 2020	139,598

(a) Includes only the portions of grants for which the performance goals have been determined and communicated to the grant recipient. For the portions of any grants for which the required performance goals have not been determined and communicated to the grant recipient, a grant has not yet occurred for accounting purposes.

(b) Does not include a liability-classified performance-based RSU award with an estimated fair value of $0.8 million.

As of December 31, 2020, there was approximately $1.6 million and $0.2 million of unrecognized compensation cost for equity-classified service-based RSUs and performance-based RSUs, respectively, and these costs are expected to be recognized over a weighted-average period of 2.2 years and 2.6 years, respectively.

Liability-Classified Share-Based Arrangement

In March 2020, the compensation committee of the Company's board of directors provided performance goals and achievement criteria to its CEO and Chairman. If these performance goals are met, the Company has committed to issue an RSU grant with a target fair value of $0.8 million on the future grant date, which occurred in the first quarter of 2021. The Company began accruing compensation expense in 2020 and through December 31, 2020 has accrued an aggregate of $0.3 million for this liability-classified award.

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

2014 Management Incentive Plan

The Priority Holdings Management Incentive Plan (the "MIP") was established in 2014 to issue share-based compensation awards to selected employees. Simultaneously with the Business Combination and Recapitalization (see Note 14, Stockholders' Deficit), the fair value of the outstanding equity awards under the MIP were exchanged for approximately 3.0 million shares of common stock of Priority Technology Holdings, Inc. having approximately the same fair value. As such, this exchange was not deemed to be a modification for accounting purposes. During the year ended December 31, 2019, the Company elected to accelerate vesting for all remaining unvested awards under the MIP, resulting in accelerated compensation expense. Compensation expense under the MIP was approximately $1.3 million and $1.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020 and 2019, there was no unrecognized compensation cost for the MIP and no grants remain outstanding under this plan.

16.    EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. The Company's contributions to the plan were $1.3 million, $1.3 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company offers a comprehensive medical benefit plan to eligible employees. All obligations under the plan are fully insured through third-party insurance companies. Employees participating in the medical plan pay a portion of the costs for the insurance benefits.

17.    FAIR VALUE

Fair Value Measurements

The following is a description of the valuation methodologies used for contingent consideration for business combinations and for the Goldman Sachs warrant prior to its July 2018 redemption (see Note 10, Long-Term Debt and Warrant Liability), both of which were initially recorded and remeasured at fair value at the end of each reporting period. The contingent consideration for business combinations are related to acquisitions made in 2018 and the contingency periods have expired at December 31, 2020. The Goldman Sachs warrant was fully redeemed in July 2018. Accordingly, at December 31, 2020, the Company no longer has any fair value estimates that are remeasured at the end of each reporting period.

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

Contingent Consideration for Business Combinations

The initial estimated fair value of approximately $1.0 million for the contingent consideration related to the 2018 business combinations for PPS Tech and PPS Northeast (see Note 4, Asset Acquisitions, Asset Contributions, and Business Combinations) were based on a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy since these recurring fair value measurements are based on significant unobservable inputs. The probabilities used to estimate the payout probability of the contingent consideration for the two business combinations ranged between 15% and 35% for one and between 5.0% and 80% for the other. The weighted average probabilities were based on present value of estimated projections for financial metrics for the remaining earnout periods. At December 31, 2019 and 2018, the fair value of this contingent consideration was estimated to be an aggregate of approximately $0.4 million and $1.0 million, respectively. During the years ended December 31, 2020 and 2019, the carrying values of these contingent consideration arrangements were reduced by approximately $0.4 million and $0.6 million, respectively, and these amounts are reported within selling, general and administrative expense on the Company's consolidated statements of operations. The Company paid no amounts under either of these earnout arrangements which expired during the year ended December 31, 2020.

The following table shows a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 in the fair value hierarchy for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	Warrant Liability	Contingent Consideration

Balance at January 1, 2018	$8,701	$—
Extinguishment of GS 1.8% warrant liability (Note 10)	(8,701)	—
GS 2.2% warrant liability (Note 10)	12,182	—
Adjustment to fair value included in earnings	591	—
Extinguishment of GS 2.2% warrant liability (Note 10)	(12,701)	—
Change in fair value of warrant liability	(72)	—
Earnout liabilities arising from business combinations (Note 4)	—	980
Balance at December 31, 2018	—	980
Adjustment to fair value included in earnings	—	(620)
Balance at December 31, 2019	—	360
Adjustment to fair value included in earnings	—	(360)
Balance at December 31, 2020	$—	$—

There were no transfers among the fair value levels during the years ended December 31, 2020, 2019, or 2018.

Fair Value Disclosures

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company believes that all of its notes receivable are collectible. The fair value of the Company's notes receivable at December 31, 2020 and December 31, 2019 was approximately $7.7 million and $5.7 million, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations

The Borrower's outstanding debt obligations (see Note 10, Long-Term Debt and Warrant Liability) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term loan facility under the Borrowers' Senior Credit Agreement at December 31, 2020 and 2019 was estimated to be approximately $278.0 million and $381.0 million, respectively. The fair value of these notes with a notional value and carrying value (gross of deferred costs and discounts) of $279.4 million and $388.8 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the Borrowers' credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.

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

•Integrated Partners - represents payment adjacent services that are provided primarily to the rental real estate and rental storage, medical and hospitality industries. Integrated Partners had no material operations prior to 2018 and sold a significant portion of its business in September 2020.

Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.

Information on segments and reconciliations to consolidated revenues, consolidated income (loss) from operations, and consolidated depreciation and amortization are as follows for the years presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues:
Consumer Payments	$367,816	$330,599	$347,013
Commercial Payments	20,922	25,980	27,056
Integrated Partners	15,604	15,275	1,753
Consolidated revenues	$404,342	$371,854	$375,822

Income (loss) from operations:
Consumer Payments	$38,392	$32,237	$47,002
Commercial Payments	923	(891)	(952)
Integrated Partners	1,404	725	(1,969)
Corporate	(19,858)	(24,887)	(27,688)
Consolidated income from operations	$20,861	$7,184	$16,393

Depreciation and amortization:
Consumer Payments	$35,002	$32,842	$17,945
Commercial Payments	306	323	557
Integrated Partners	4,299	4,398	145
Corporate	1,168	1,529	1,093
Consolidated depreciation and amortization	$40,775	$39,092	$19,740

A reconciliation of total income from operations of reportable segments to the Company's net income (loss) attributable to stockholders of Priority Technology Holdings, Inc. is provided in the following table:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Total income from operations of reportable segments	$40,719	$32,071	$44,081
Less Corporate	(19,858)	(24,887)	(27,688)
Less interest expense	(44,839)	(40,653)	(29,935)
Less debt modification and extinguishment expense	(1,899)	—	(2,043)
Add gain on sale of business	107,239	—	—
Add (less) other, net	596	710	(4,741)
Income tax (expense) benefit	(10,899)	(830)	2,490
Net income (loss)	71,059	(33,589)	(17,836)
Less earnings attributable to non-controlling interests	(45,398)	—	—
Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$25,661	$(33,589)	$(17,836)

Total assets, all located in the United States, by reportable segment reconciled to consolidated assets as of December 31, 2020 and 2019 were as follows:

(in thousands)	As of December 31,
	2020	2019

Consumer Payments	$261,675	$274,136
Commercial Payments	81,106	45,152
Integrated Partners	3,991	74,386
Corporate	71,057	70,831
Total consolidated assets	$417,829	$464,505

Assets in Corporate at December 31, 2020 and 2019 primarily represent prepaid expenses and other current assets; property, equipment and software; and net deferred income tax assets. Substantially all assets related to business operations are assigned to one of the Company's three reportable segments even though some of those assets result in Corporate expenses.

19.     EARNINGS (LOSS) PER COMMON SHARE

As a result of the Recapitalization, the Company has retrospectively adjusted the weighted-average Class A units outstanding prior to July 25, 2018 by multiplying them by the exchange ratio used to determine the number of Class A common stock into which they converted.

The following tables set forth the computation of the Company's earnings (loss) per common share:

	Year Ended December 31,
(in thousands except per share amounts)	2020	2019	2018

Numerator:
Net income (loss)	$71,059	$(33,589)	$(17,836)
Less: Income allocated to participating securities	—	—	(45)
Less: Earnings attributable to non-controlling interests	(45,398)	—	—
Net income (loss) attributable to stockholders of Priority Technology Holdings, Inc.	$25,661	$(33,589)	$(17,881)

Basic:
Weighted-average common stock shares outstanding	67,158	67,086	61,607
Basic earnings (loss) per common share	$0.38	$(0.50)	$(0.29)

Fully Diluted:
Weighted-average common stock shares outstanding	67,158	67,086	61,607
Weighted-average dilutive common shares outstanding	105	—	—
Weighted-average common shares for fully-diluted earnings (loss) per share	67,263	67,086	61,607

Fully-diluted earnings (loss) per common share	$0.38	$(0.50)	$(0.29)

Anti-dilutive securities that were excluded from earnings (loss) per common share that could potentially be dilutive in future periods are as follows:

	As of December 31,
(in thousands)	2020	2019	2018

Stock options (1)	1,506	1,711	2,091
Restricted stock units (1)	280	125	202
Liability-classified restricted stock units (1)	107	—	—
Earnout incentive awards subject to vesting (2)	—	—	95
Warrants on common stock (3)	3,556	3,556	5,731
Options and warrants issued to underwriter (3)	600	600	600
Earnout incentive awards subject to issuance (2)	—	—	9,705
Total	6,049	5,992	18,424

(1) Granted under the 2018 Equity Incentive Plan. See Note 15, Share-Based Compensation.
(2) Plan expired on December 31, 2019 with no shares issued.
(3) Issued by M.I. Acquisitions prior to July 25, 2018. See Note 14, Stockholders' Deficit.

20.     SELECTED QUARTERLY FINANCIAL RESULTS (UNAUDITED)

(in thousands, except per share amounts)	2020
	1Q	2Q	3Q	4Q	Year

Revenues	$96,933	$92,356	$108,962	$106,091	$404,342
Operating expenses	93,374	88,325	101,920	99,862	383,481
Income from operations	3,559	4,031	7,042	6,229	20,861
Interest expense	(10,315)	(11,668)	(13,471)	(9,385)	(44,839)
Gain on sale of business	—	—	107,239	—	107,239
Debt extinguishment and modification expenses	(376)	—	(1,523)	—	(1,899)
Other, net	30	194	190	182	596
Income tax (benefit) expense	(1,233)	415	13,737	(2,020)	10,899
Net (loss) income	(5,869)	(7,858)	85,740	(954)	71,059
Income attributable to non-controlling interests	—	—	(45,348)	(50)	(45,398)
Net (loss) income attributable to stockholders of Priority Technology Holdings, Inc.	$(5,869)	(7,858)	$40,392	$(1,004)	$25,661

Basic and diluted (loss) income per common share (1)	$(0.09)	$(0.12)	$0.60	$(0.01)	$0.38

(in thousands, except per share amounts)	2019
	1Q	2Q	3Q	4Q	Year

Revenues	$87,646	$92,142	$93,883	$98,183	$371,854
Operating expenses	86,680	89,706	91,158	97,126	364,670
Income from operations	966	2,436	2,725	1,057	7,184
Interest expense	(9,363)	(10,776)	(10,463)	(10,051)	(40,653)
Other, net	227	138	158	187	710
Income tax (benefit) expense	(1,724)	5,928	(1,736)	(1,638)	830
Net loss	$(6,446)	$(14,130)	$(5,844)	$(7,169)	$(33,589)

Basic and diluted loss per common share (1)	$(0.10)	$(0.21)	$(0.09)	$(0.11)	$(0.50)

(1) May not be additive to the net (loss) income per common share amounts for the year due to the calculation provision of ASC 260, Earnings Per Share.

21. SUBSEQUENT EVENTS

Merger with Finxera Holdings, Inc.

On March 5, 2021, the Company entered into a definitive merger agreement to acquire Finxera Holdings, Inc. (“Finxera”). Finxera is a provider of deposit account management payment processing services to the debt settlement industry. The transaction is expected to close in the third quarter of 2021, subject to customary closing conditions, regulatory approvals, shareholder approval for both companies, and Finxera having delivered all required consents of banking departments or other governmental entities related to its money transmitter licenses or an arrangement sufficient to enable Finxera to continue operating the business in any material jurisdictions in compliance with all applicable law without a money transmitter license. In the event that the condition is waived for a material jurisdiction pursuant to the above, the Company’s closing stock consideration will be reduced by $10 million, and if a non-material jurisdiction, Finxera will take all steps necessary to ensure compliance with applicable law.

Consideration for the Merger will consist of a combination of cash and stock, with the purchase price comprising of: (a) $425 million, plus (b) the aggregate value of the current assets of the Finxera and each of its subsidiaries (the “Group Companies”) less the aggregate value of the current liabilities of Group Companies, in each case, determined on a consolidated basis without duplication, as of the close of business on the business day immediately preceding the date of the Closing (which may be a positive or negative number), plus (c) the sum of all cash and cash equivalents of the Group Companies as of the close of business on the business day immediately preceding the date of the Closing, minus (d) the amount of indebtedness of the Group Companies as of the close of the business day immediately prior to the date of the Closing, minus (e) the amount of unpaid transaction expenses, minus (f) 25% of the earnings of the Group Companies during the period between the signing of the Merger Agreement and the Closing.

If the merger agreement is terminated by the Company because the transactions have not been consummated by February 28, 2022, and every condition to consummate the transactions contemplated by the merger agreement has been satisfied and the merger has not been consummated, or if the Company is in material breach of the representations, warranties or covenants in the merger agreement, then the Company may be required to pay Finxera a $22.5 million termination fee.

Debt Commitment Letter

In connection with the definitive merger agreement, Priority entered into a debt commitment letter with Truist Bank and Truist Securities, Inc. to provide Priority with $300 million of term loan commitments, $290 million of delayed draw term loan commitments, and a $40 million revolving credit facility, subject to the conditions set forth in the debt commitment letter. The proceeds of the term loan facility and the revolving credit facility will be used to refinance existing Senior loan facilities, to pay fees and expenses in connection with the refinancing, and for working capital and general corporate requirements. The proceeds of the delayed draw term loan facility will be used to finance a portion of the merger consideration and paying fees and expenses related to the merger.

The availability of loans under the term loan commitments and the revolving credit facility is subject to certain conditions including, but not limited to, prior or substantially simultaneous completion of the transactions contemplated by the equity commitment letter (as described below), either a successful marketing period in connection with the syndication of the initial term loan facility and the revolving credit facility or substantially simultaneous satisfaction of the conditions precedent for the delayed draw term loan facility, and certain other customary closing conditions.

The availability of loans under the delayed draw term loan facility is subject to certain conditions including, but not limited to, completion of the merger in accordance with the merger agreement substantially concurrently with the borrowing under the delayed draw term loan facility, substantially simultaneous occurrence of the issuance of common equity of the Company as merger consideration, pro forma leverage below a particular threshold, and certain other customary closing conditions.

Equity Commitment Letter

Additionally in connection with the definitive merger agreement, the Company entered into a preferred stock commitment letter with Ares Capital Management LLC (“ACM”) and Ares Alternative Credit Management LLC (“AACM” and together with

ACM, the “Equity Commitment Parties”), pursuant to which, among other things, the Equity Commitment Parties have agreed to purchase perpetual senior preferred equity securities (the “Preferred Stock”) of the Company (a) to be issued in connection with the refinancing and repayment in full of certain Credit and Guaranty Agreements as described in the Equity Commitment Letter (the “Closing Date Refinancing”) (the “Initial Preferred Stock” and the issuance and sale thereof and certain warrants representing 2.50% of the fully diluted Company Common Shares at the Closing, the “Initial Preferred Stock Financing”) in an amount equal to (i) in the case of ACM, $90.0 million and (ii) in the case of AACM, $60.0 million, (b) to be issued in connection with the Merger (the “Acquisition Preferred Stock” and the issuance and sale thereof, the “Acquisition Preferred Stock Financing”) in an amount equal to (i) in the case of ACM, $30.0 million and (ii) in the case of AACM, $20.0 million and (c) available to be issued in connection with one or more acquisitions by the Company or its subsidiaries as permitted by the Equity Commitment Letter (the “Delayed Preferred Stock” and the issuance and sale thereof, the “Delayed Preferred Stock Financing” and together with the Initial Preferred Stock Financing and the Acquisition Preferred Stock Financing, the “Preferred Stock Financing”) an amount equal to (i) in the case of ACM, $30.0 million and (ii) in the case of AACM, $20.0 million. The Company has also agreed to issue to the Equity Commitment Parties warrants to purchase shares of common stock of the Company equal to an aggregate of 2.5% of the outstanding shares of common stock at a nominal exercise price.

The Preferred Stock will require quarterly dividend payments initially equal to a LIBOR rate plus 12% per annum of the liquidation preference, of which at least LIBOR plus 5% is to be payable in cash and the remainder paid in kind. In certain circumstances, including if the Company does not pay the minimum cash dividend, the required dividend may be increased. The Preferred Stock will be redeemable beginning two years after the first issuance of Preferred Stock at a price equal to 102% of the liquidation preference of the Preferred Stock plus any accrued and unpaid dividends or, beginning three years after the first issuance of Preferred Stock, at a price equal to the liquidation preference plus any accrued and unpaid dividends. Prior to two years after the first issuance, the Preferred Stock is redeemable at a make-whole rate. In the event of a change of control or liquidation event, the Company will be required to redeem the outstanding Preferred Stock. The Preferred Stock will not have any voting rights except as required under Delaware law, but certain actions by the Company will require the consent of holders of a majority of the Preferred Stock. In addition, the Preferred Stock will include certain covenants restricting, among other things, restricted payments, the incurrence of indebtedness, acquisitions and investments.

The Equity Commitment Parties’ commitment to provide the initial preferred stock financing is subject to certain conditions including but not limited to, the occurrence of the debt commitment refinancing, execution and delivery of the definitive documentation for the preferred stock financing, delivery by the Company to the investors of evidence of a bound buyer-side representation and warranty insurance policy, and certain other customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

ITEM 9A. CONTROLS AND PROCEDURES

a)Evaluation of Disclosure Controls and Procedures

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

(c) Remediation of Material Weakness

In previous years, management determined that the Company did not maintain effective internal control over financial reporting due to the lack of sufficient accounting and financial reporting resources, deficiencies in certain aspects of our financial statement review and close processes, and functional limitations of the accounting and financial reporting system. Specifically, the Company did not maintain adequate reconciliation processes and management oversight related to the accounting for certain settlement activities with the Company’s sponsor banks, merchants and ISOs and for the accounting for certain chargeback revenues and related costs in the correct accounting periods in accordance with U.S. GAAP. Also, certain accounting entries lacked sufficient supporting documentation and evidence of review. These control deficiencies constituted material weaknesses.

As a result of identifying material weaknesses in internal control over financial reporting, we implemented numerous improvements to remediate these control weaknesses. These improvements included:

•Accounting and financial reporting resources - in December 2018 the Company hired an experienced Chief Financial Officer with significant public accounting and reporting experience and during 2019, the Company hired additional accounting and finance resources with requisite expertise and significant experience in public accounting, financial reporting and internal controls;
•Financial statement review and closing processes – we implemented policies and procedures to ensure consistent application of adequate controls are performed in the monthly, quarterly and annual financial statement closing process, and personnel exercising these controls are adequately trained to perform these functions;
•Functional limitations of the accounting and financial reporting system – enhanced financial statement preparation and analysis capabilities have been achieved through implementation of automated software that remediated weaknesses in the accounting system;
•Reconciliation processes and management oversight related to the accounting for certain settlement activities – we implemented policies and procedures to ensure consistent application of adequate controls are performed in the reconciliation of all settlement accounts and personnel exercising these controls are adequately trained to perform these functions;
•Supporting documentation and review of accounting entries - we implemented policies and procedures to consistently ensure all journal entries are supported by adequate documentation and are reviewed and approved by supervisory personnel.

After completing our testing of the design and operating effectiveness of these new control procedures, we concluded that we have remediated the previously identified material weaknesses as of December 31, 2020.

d)  Attestation Report of Independent Registered Public Accounting Firm
Not applicable due to the Company’s status as an Emerging Growth Company and a non-accelerated filer.
e)  Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

N/A

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2021 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.2	Agreement and Plan of Merger by and among the Company, Finxera Holdings, Inc., Prime Warrior Acquisition Corp., and Stone Point Capital LLC.
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
10.14
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2020).

10.15	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.16	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.17	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
21.1 *	Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm.
23.2 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PRIORITY TECHNOLOGY HOLDINGS, INC.

March 31, 2021	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2021

/s/ Michael Vollkommer Michael Vollkommer	Chief Financial Officer (Principal Financial Officer)	March 31, 2021

/s/ Pamela Tefft Pamela Tefft	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021

/s/ John Priore	Vice-Chairman	March 31, 2021
John Priore

/s/ Michael Passilla Michael Passilla	Director	March 31, 2021

/s/ Marietta C. Davis Marietta C. Davis	Director	March 31, 2021

/s/ Christina M. Favilla Christina M. Favilla	Director	March 31, 2021

/s/ Stephen W. Hipp Stephen W. Hipp	Director	March 31, 2021