Form 10-Q
period 2021-03-31
Priority Technology Holdings, Inc.
filed 2021-05-14
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

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

As of May 7, 2021, a total of 68,103,122 shares of common stock, par value $0.001 per share, were issued and 67,651,898 shares were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	Unaudited
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$5,827	$9,241
Restricted cash	58,933	78,879
Accounts receivable, net of allowance of $374 and $574	50,886	41,321
Prepaid expenses and other current assets	4,083	3,500
Current portion of notes receivable, net of allowance of $467 and $467	1,829	2,190
Settlement assets	1,220	753
Total current assets	122,778	135,884

Notes receivable, less current portion	5,084	5,527
Property, equipment, and software, net	23,791	22,875
Goodwill	106,832	106,832
Intangible assets, net	91,062	98,057
Deferred income taxes, net	48,996	46,697
Other non-current assets	1,949	1,957
Total assets	$400,492	$417,829

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$29,880	$29,821
Accrued residual commissions	30,300	23,824
Customer deposits and advance payments	5,488	2,883
Current portion of long-term debt	24,302	19,442
Settlement obligations	50,820	72,878
Total current liabilities	140,790	148,848

Long-term debt, net of current portion, discounts and debt issuance costs	350,667	357,873
Other non-current liabilities	8,790	9,672
Total long-term liabilities	359,457	367,545

Total liabilities	500,247	516,393

Stockholders' deficit:
Preferred stock - $0.001 par value per share; 100,000,000 shares authorized; zero issued or outstanding	—	—
Common stock - $0.001 par value per share; 1,000,000,000 shares authorized; 68,091,398 and 67,842,204 shares issued, respectively; 67,640,174 and 67,390,980 shares outstanding, respectively	68	68
Additional paid-in capital	7,257	5,769
Treasury stock, 451,224 common shares, at cost	(2,388)	(2,388)
Accumulated deficit	(104,692)	(102,013)
Total stockholders' deficit	(99,755)	(98,564)
Total liabilities and stockholders' deficit	$400,492	$417,829

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
REVENUES	$113,297	$96,933

OPERATING EXPENSES:
Costs of services	81,863	66,364
Salary and employee benefits	9,548	10,129
Depreciation and amortization	9,070	10,272
Selling, general and administrative	8,289	6,609
Total operating expenses	108,770	93,374

Income from operations	4,527	3,559

OTHER EXPENSES:
Interest expense	(9,168)	(10,315)
Other expenses, net	(269)	(346)
Total other expenses, net	(9,437)	(10,661)

Loss before income taxes	(4,910)	(7,102)

Income tax benefit	(2,231)	(1,233)

Net loss	$(2,679)	$(5,869)

Loss per common share:
Basic and diluted	$(0.04)	$(0.09)

Weighted-average common shares outstanding:
Basic and diluted	67,543	67,061

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,679)	$(5,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of assets	9,070	10,272
Equity-classified and liability-classified stock-based compensation	558	338
Amortization of debt issuance costs and discounts	590	460
Deferred income tax benefit	(1,661)	(1,699)
Change in allowance for deferred tax assets	(638)	466
Payment-in-kind interest	1,924	1,391
Other non-cash items, net	(64)	208
Change in operating assets and liabilities:
Accounts receivable	(9,575)	631
Settlement assets and obligations, net	(22,526)	(7,047)
Prepaid expenses and other current assets	(583)	390
Notes receivable	862	(927)
Accounts payable and other accrued liabilities	8,633	(3,541)
Customer deposits and advance payments	2,604	(1,647)
Other assets and liabilities, net	59	(680)
Net cash used in operating activities	(13,426)	(7,254)

Cash flows from investing activities:
Additions to property, equipment, and software	(2,754)	(2,281)
Acquisitions of intangible assets	(2,937)	(948)
Net cash used in investing activities	(5,691)	(3,229)

Cash flows from financing activities:
Repayment of long-term debt	(4,860)	(1,002)
Debt modification costs paid	—	(2,749)
Borrowings under revolving credit facility	—	3,500
Proceeds from exercise of stock options	617	—
Net cash used in financing activities	(4,243)	(251)

Net change in cash and restricted cash:
Net decrease in cash and restricted cash	(23,360)	(10,734)
Cash and restricted cash at beginning of period	88,120	50,465
Cash and restricted cash at end of period	$64,760	$39,731

Supplemental cash flow information:
Cash paid for interest	$6,553	$8,186

Non-cash investing and financing activities:
Payment-in-kind interest added to principal of debt obligations	$1,924	$1,391

Reconciliation of cash and restricted cash:
Cash	$5,827	$2,858
Restricted cash	58,933	36,873
Total cash and restricted cash	$64,760	$39,731

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

These unaudited condensed consolidated financial statements include the accounts of the Company including those of its majority-owned subsidiaries, and all material intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 but does not include all disclosures required by GAAP for annual financial statements.

In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amount of assets and liabilities. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the continued magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and the ultimate effect could result in future charges related to the recoverability of assets, including financial assets, long-lived assets, goodwill, and other losses.

Status as an Emerging Growth Company

The Company is an "emerging growth company" ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenue for any fiscal year exceeds $1.07 billion, or the market value of its common stock that is held by non-affiliates exceeds $700.0 million on the last day of the second quarter of any given year, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company's financial statements may not be comparable to that comply with public company effective dates.

Comprehensive Income (Loss)

For the three months ended March 31, 2021 and March 31, 2020, the Company had no activities to report as components of other comprehensive income (loss). Therefore, no separate Statement of Comprehensive Income (Loss) was prepared for any reporting period as the Company's net income (loss) from continuing operations comprises all of its comprehensive income (loss).

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

Accounting Policies and New Accounting Standards Adopted

There have been no material changes to the Company's accounting policies as described in its most recent Annual Report on Form 10-K for the year ended December 31, 2020. The Company did not adopt any new accounting standards during the three months ended March 31, 2021 except for the following:

Simplifying the Accounting for Income Taxes (ASU 2019-12)

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards Pending Adoption

The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities.

Implementation Costs Incurred in Cloud Computing Arrangements (ASU 2018-15)

In August 2018, the FASB issued ASU 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements ("ASU 2018-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As an EGC, this ASU is effective for the Company's annual reporting period beginning January 1, 2021, and will be effective for interim periods beginning in 2022. The amendments are applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and the Company has not yet made a determination to use the retrospective or prospective adoption method. Based on current operations of the Company, the adoption of ASU 2018-15 is not expected to have a material effect on the Company's results of operations, financial position, or cash flows.

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. ASU 2021-01 ASU 2020-04 can be adopted at any time before December 31, 2022. The provisions of ASU 2020-04 may impact the Company if future debt modifications or refinancings utilize one or more of the reference rates covered by the provisions of this ASU.

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

Credit Losses (ASU 2016-13 and ASU 2018-19)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable and notes receivable. Since the Company is a smaller reporting company ("SRC"), the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods.

Goodwill Impairment Testing (ASU 2017-04)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (i.e., step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the ASU will be applied prospectively. Since the Company is a SRC, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

2.    REVENUES

For all periods presented, substantially all of the Company’s revenues from services were recognized over time. Revenues and commissions earned from the sales of payment equipment were typically recognized at a point in time.

The following table presents a disaggregation of the Company's consolidated revenues by type, and the relationships to the Company's reportable segments, for the three months ended March 31, 2021 and March 31, 2020:

(in thousands)	Three Months Ended March 31,
	2021	2020
Revenue Type
Merchant card fees	$107,702	$89,086
Outsourced services and other services	4,378	6,791
Equipment	1,217	1,056
Total revenues	$113,297	$96,933
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

Transaction Price Allocated to Future Performance Obligations

ASC 606, Revenue Recognition ("ASU 606"), requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. However, as allowed by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. The Company’s most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion. Therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

Contract Costs

For new, renewed, or anticipated contracts with customers, the Company does not incur material amounts of incremental costs to obtain such contracts, as those costs are defined by ASC 340-40, Related Costs to Obtain or Fulfill a Contract with Customers ("ASU 340-40").

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

Supplemental balance sheet information related to contracts from customers as of March 31, 2021 and December 31, 2020 was as follows:

(in thousands)	Consolidated Balance Sheet Location	March 31, 2021	December 31, 2020

Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,162	$1,494

The balances for the contract liabilities were approximately $1.7 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively. The changes in the balances during the three months ended March 31, 2021 and March 31, 2020 were due to the timing of advance payments received from the customer. Substantially all of these balances are recognized as revenue within twelve months.

Net contract assets were not material for any period presented.

Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months ended March 31, 2021 and March 31, 2020.

3.    SETTLEMENT ASSETS AND OBLIGATIONS

Consumer Payments Segment

In the Company’s Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks restrict non-members, such as the Company, from performing funds settlement or accessing merchant settlement funds. Instead, these funds must be in the possession of a member bank until the merchant is funded. The Company has agreements with member banks which allow the Company to route transactions under the member bank's control to clear transactions through the card networks. Timing differences, interchange fees, merchant reserves and exception items cause differences between the amounts received from the card networks and the amounts funded to the merchants. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company’s consolidated balance sheets. Member banks held merchant funds of $115.4 million and $103.8 million at March 31, 2021 and December 31, 2020, respectively.

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
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the consolidated statements of operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company’s consolidated balance sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for actual and estimated merchant losses for the three months ended March 31, 2021 and March 31, 2020 were $0.4 million and $1.0 million, respectively.
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
The Company's settlement assets and obligations at March 31, 2021 and December 31, 2020 were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$1,065	$753
Card settlements due from ISOs	155	—
Total settlement assets	$1,220	$753

Settlement Obligations:
Due to ACH payees (1)	50,820	72,878
Total settlement obligations	$50,820	$72,878

(1) Amounts due to ACH payees are held by the Company in restricted cash.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying separately-identifiable tangible and intangible assets acquired and the liabilities assumed. All of the Company's goodwill was allocated to the Company's Consumer Payments reporting unit at March 31, 2021 and December 31, 2020.

The Company considered the market conditions generated by the COVID-19 pandemic and concluded that there were no indicators of impairment for the goodwill of the Consumer Payments reporting unit for the three months ended March 31, 2021.

The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit may be below its carrying value. The Company will continue to monitor the economic impact of COVID-19 on its ongoing assessment of goodwill. The Company expects to perform its next annual goodwill impairment test during the fourth quarter of 2021 using market data and discounted cash flow analysis. The Company concluded there was no impairment as of March 31, 2021 or December 31, 2020. As such, there was no accumulated impairment loss as of March 31, 2021 and December 31, 2020.

Other Intangible Assets

The Company's other intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, and residual buyouts. As of March 31, 2021 and December 31, 2020, intangible assets consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Other intangible assets:
Merchant portfolios	$55,816	$55,816
Customer relationships	40,740	40,740
Residual buyouts	116,112	116,112
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Technology	14,390	14,390
ISO relationships	15,200	15,200
Total gross carrying value	248,518	248,518

Less accumulated amortization:
Merchant portfolios	(22,028)	(19,471)
Customer relationships	(31,071)	(30,267)
Residual buyouts	(75,975)	(72,659)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,711)	(1,651)
Technology	(13,975)	(13,951)
ISO relationships	(7,553)	(7,319)
Total accumulated amortization	(155,703)	(148,708)

Accumulated allowance for impairment	(1,753)	(1,753)

Net carrying value	$91,062	$98,057

See Note 9, Commitments and Contingencies, for information about an acquired merchant portfolio with a contingent purchase price.

Amortization expense for finite-lived intangible assets was $7.0 million and $8.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.

The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. In the Company's Consumer Payments segment, a residual buyout intangible asset with a net carrying value of $2.2 million was deemed to be impaired at December 31, 2020. The fair value of this intangible asset was estimated to be approximately $0.5 million, resulting in the recognition of an impairment charge of $1.8 million. This impairment was the result of diminished cash flows generated by the merchant portfolio.

The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at March 31, 2021.

5.    PROPERTY, EQUIPMENT, AND SOFTWARE

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

A summary of property, equipment, and software as of March 31, 2021 and December 31, 2020 follows:

(in thousands)	March 31, 2021	December 31, 2020
Furniture and fixtures	$2,795	$2,795
Equipment	11,442	10,216
Computer software	46,065	44,320
Leasehold improvements	6,250	6,250
	66,552	63,581
Less accumulated depreciation	(42,761)	(40,706)
Property, equipment, and software, net	$23,791	$22,875

Depreciation expense for property, equipment, and software totaled $2.1 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either March 31, 2021 or December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued card network fees	$8,160	$8,041

7.    DEBT OBLIGATIONS

Outstanding debt obligations as of March 31, 2021 and December 31, 2020 consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Senior Credit Agreement:
Term facility - Matures January 3, 2023 and bears interest at LIBOR (with a LIBOR "floor" of 1.00% beginning March 18, 2020) plus 6.50% and 6.50% at March 31, 2021 and December 31, 2020, respectively (actual rate of 7.50% and 7.50% at March 31, 2021 and December 31, 2020, respectively)	$274,557	$279,417
Revolving credit facility - $25.0 million line, matures January 22, 2022, and bears interest at LIBOR plus 6.50% and 6.50% at March 31, 2021 and December 31, 2020, respectively (actual rate of 6.65% and 6.65% at March 31, 2021 and December 31, 2020, respectively)	—	—
Term Loan - Subordinated, matures July 3, 2023 and bears interest at 5.00% plus an applicable margin (actual rate of 12.50% and 12.50% at March 31, 2021 and December 31, 2020, respectively)	104,547	102,623
Total debt obligations	379,104	382,040
Less: current portion of long-term debt	(24,302)	(19,442)
Less: unamortized debt discounts and deferred financing costs	(4,135)	(4,725)
Long-term debt, net	$350,667	$357,873

Substantially all of the Company's assets are pledged as collateral under the credit agreements. The Company is neither a borrower nor a guarantor of the credit agreements. The Company's subsidiaries that are borrowers or guarantors under the credit agreements are referred to as the "Borrowers."

Senior Credit Agreement

Outstanding borrowings under that certain Credit and Guaranty Agreement, dated as of January 3, 2017, with Truist (the “Senior Credit Agreement”) accrue interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per annum, as provided in the amended credit agreement. For the term loan facility of our Senior Credit Agreement, the Sixth Amendment, which was executed on March 18, 2020, thereto provides for a LIBOR "floor" of 1.0% per annum. Accrued interest is payable monthly. The revolving credit facility incurs a commitment fee on any undrawn amount of the $25.0 million credit line, which equates to 0.50% per annum for the unused portion.

Term Loan Agreement

Outstanding borrowings under that certain Credit and Guaranty Agreement, dated as of January 3, 2017, with Goldman Sachs Specialty Lending Group, L.P. (the “Term Loan Agreement”) accrue interest at 5.0%, plus an applicable margin, or percentage per annum, as indicated in the amended credit agreement. Accrued interest is payable quarterly at 5.0% per annum, and the accrued interest attributable to the applicable margin is capitalized as payment-in-kind ("PIK") interest each quarter.

Contractual Maturities

Based on terms and conditions existing at March 31, 2021, future minimum principal payments for long-term debt are as follows:

(in thousands)	Principal Due
	Senior Credit Agreement		Term Loan Agreement	Total
Twelve-month period ending March 31,	Term	Revolver	Term
2022 (current)	$24,302	$—	$—	$24,302
2023	250,255	—	—	250,255
2024	—	—	104,547	104,547
Total	$274,557	$—	$104,547	$379,104

Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Senior Credit Agreement. No such prepayments were made for the year ended December 31, 2020.
Under the Senior Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1% penalty for certain prepayments. Under the Term Loan Agreement, prepayments of outstanding principal are subject to a 2.0% penalty for certain prepayments occurring between March 18, 2021 and March 18, 2022. Such penalties are based on the principal amount that is prepaid, subject to the terms of the credit agreements.
PIK Interest

The principal amount borrowed and outstanding under the Term Loan Agreement was $80.0 million at March 31, 2021 and December 31, 2020. Included in the outstanding obligation balance at March 31, 2021 and December 31, 2020 was accumulated PIK interest of $24.5 million and $22.6 million, respectively. For the three months ended March 31, 2021 and March 31, 2020, PIK interest added $1.9 million and $1.4 million, respectively, to the obligation balance under the Term Loan Agreement.
Interest Expense and Amortization of Deferred Loan Costs and Discounts

Interest expense, including fees for undrawn amounts under the revolving credit facility and amortization of deferred financing costs and debt discounts, was $9.2 million and $10.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Interest expense increased due to the amortization of deferred financing costs and debt discounts by $0.6 million and $0.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

For the Sixth Amendment, executed in the first quarter of 2020, $2.7 million of lender fees were deferred and added to then-existing unamortized loan costs and discount. Costs that the Company incurs for debt modification that are not eligible for deferral and subsequent amortization as interest expense are reported as debt modification costs on the Company's consolidated statement of operations. Approximately $0.4 million of such costs were expensed in connection with the Sixth Amendment during the first quarter of 2020.

When the $106.5 million principal repayment was made in September 2020 for the term facility of the Senior Credit Agreement, it was deemed to be a partial extinguishment of debt that was permitted and contemplated by the existing debt agreement, as previously amended. As a result, a proportional amount of unamortized loan costs and discount in the amount of $1.5 million was removed and expensed during the third quarter of 2020.

Covenants

The Senior Credit Agreement and the Term Loan Agreement, as amended, contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases.

The Company is also required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the credit agreements as the ratio of consolidated total debt of the Borrowers to the Company's consolidated adjusted EBITDA (as defined in the Senior Credit Agreement and Term Loan Agreement). The maximum permitted Total Net Leverage Ratio was 7.71:1.00 at March 31, 2021. As of March 31, 2021, the Company remained in compliance with the covenants.

Refinancing in April 2021

See Note 16, Subsequent Events, for information on the new Credit and Guaranty Agreement executed by the Borrowers on April 27, 2021.

8.    INCOME TAXES

The Company's effective income tax rate for the three months ended March 31, 2021 was 45.4%. Our effective income tax rate for the three months ended March 31, 2021 differed from the U.S. statutory rate primarily as a result of changes to our valuation allowance for interest limited under section 163(j) of the Internal Revenue Code.

The Company's effective income tax rate for the three months ended March 31, 2020 was 17.4%. Our effective income tax rate for the three months ended March 31, 2020 differed from the U.S. statutory rate primarily as a result of changes to our valuation allowance for interest limited under section 163(j) of the Internal Revenue Code and related favorable interest limitation provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

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
Based on management’s assessment, as of the first quarter of 2021, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
9.    COMMITMENTS AND CONTINGENCIES

Minimum Annual Commitments with Third-Party Processors

The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at March 31, 2021, the Company is committed to pay minimum processing fees under these agreements of approximately $14.8 million in 2021 and $7.8 million in both 2022 and 2023.

Commitment to Lend

See Note 10, Related Party Transactions, for information on a loan commitment extended by the Company to another entity.

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

On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's Consumer Payments reportable segment. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of March 31, 2021, an additional $4.3 million of the $6.4 million total contingent consideration has been paid to the seller, while the remaining $2.1 million will be payable in the first quarter of 2022 if certain criteria are achieved.

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

10.    RELATED PARTY TRANSACTIONS

Commitment to Lend and Warrant to Acquire

During 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company has loaned the entity a total of $3.5 million at March 31, 2021 and December 31, 2020, with a commitment to loan up to a total of $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or at March 31, 2021.
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
Pursuant to the limited liability company agreement of PHOT, any material undistributed earnings generated by the eTab and Cumulus assets that are attributable to the holders of the preferred equity interests are reported by the Company as a form of NCI classified as mezzanine equity on the Company's consolidated balance sheet until $4.5 million and the preferred yield have been distributed to the holders of the preferred equity interests. Subsequent changes, if material, in the value of the NCI will be reported as an equity transaction between the Company's consolidated retained earnings (accumulated deficit) and any carrying value of the NCI in mezzanine equity. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the period covering February 1, 2019 (date the assets were contributed to the Company) through June 30 2020, and therefore no recognition of the NCI was reflected in the Company's consolidated financial statements. For the period from July 1, 2020 through December 31, 2020, a total of $250,000 of PHOT's earnings were attributable to the NCIs of PHOT, and this same amount was also distributed in cash to the NCIs during the same reporting period. Such amounts were not material to the Company's results of operations, financial position, or cash flows for the three months ended March 31, 2021.

Equity-Method Investment

During the first quarter of 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of Other expenses, net on the Company's unaudited condensed consolidated statement of operations.

11.    RECONCILIATION OF STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTERESTS

The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2021 and December 31, 2020, the Company has not issued any shares of preferred stock. See Note 16, Subsequent Events, for information on the Securities Purchase Agreement the Company executed on April 27, 2021.
The following tables provide a reconciliation of the beginning and ending carrying amounts for the periods presented for the components of which is the deficit attributable to stockholders of the Company and equity attributable to non-controlling interest:

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)
	Preferred Stock		Common Stock		Treasury Stock (a)
	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2021	—	$—	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	—	—	558	—	558
Vesting of stock-based compensation	—	—	159	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	—	—	313	—	313
Net loss	—	—	—	—	—	—	—	(2,679)	(2,679)
Proceeds from exercise of stock options	—	—	90	—	—	—	617	—	617
March 31, 2021	—	$—	67,640	$68	451	$(2,388)	$7,257	$(104,692)	$(99,755)

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	NCI (b)
	Preferred Stock		Common Stock		Treasury Stock (a)
	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2020	—	$—	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654
Equity-classified stock-based compensation	—	—	—	—	—	—	338	—	338	—
Net loss	—	—	—	—	—	—	—	(5,869)	(5,869)	—
March 31, 2020	—	$—	67,061	$68	451	$(2,388)	$3,989	$(133,543)	$(131,874)	$5,654

(a)At cost
(b)Prior to third quarter 2020, this balance was related to the acquisition of certain assets from YapStone, Inc. by the Company's PRET subsidiary during 2019. As part of the consideration for the assets acquired from YapStone, Inc. by PRET, YapStone, Inc. was issued a NCI in PRET with an initial estimated fair value and carrying value of $5,654,000. For all reporting periods since PRET's inception through June 30, 2020, no earnings or losses were attributable to the NCIs of PRET. During the three months ended September 30, 2020, a gain on a sale of assets from PRET resulted in the attribution of a total of $45.1 million to the NCIs of PRET. This amount was also distributed in a final redemption of the NCIs' interests in PRET during the three months ended September 30, 2020.

12.    STOCK-BASED COMPENSATION

Stock-based compensation expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The Company recognizes the effects of forfeitures on compensation expense as the forfeitures occur.

Expense recognized for equity-classified stock compensation under the 2018 Equity Incentive Plan was $0.6 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
During the three months ended March 31, 2021, the Company converted a $0.3 million liability-classified stock compensation accrual for restricted stock units under the 2018 Equity Incentive Plan, whereby the service inception date preceded the future grant-date, to an equity-classified award when the restricted stock units were granted.

Income tax benefit for the stock-based compensation was not material for the three months ended March 31, 2021 and March 31, 2020.

13.    FAIR VALUE

Fair Value Measurements

At March 31, 2021 and December 31, 2020, the Company no longer has any fair value estimates that are required to be remeasured at the end of each reporting period on a recurring basis.

Fair Value Disclosures

Notes Receivable

Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company has provided for allowances when it believes that certain notes receivable may not be collectible. The fair value of the Company's notes receivable, net at March 31, 2021 and December 31, 2020 was approximately $6.9 million and $7.7 million, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations

The Borrower's outstanding debt obligations (see Note 7, Debt Obligations) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term loan facility under the Borrowers' Senior Credit Agreement at March 31, 2021 and December 31, 2020 was estimated to be approximately $275.2 million and $278.0 million, respectively. The fair value of these notes with a notional value and carrying value (gross of deferred costs and discounts) of $274.6 million and $279.4 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the Borrowers' credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the Borrowers' other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

14.    SEGMENT INFORMATION

At March 31, 2021, the Company has three reportable segments that are reviewed by the Company's chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer and Chairman. The Consumer Payments operating segment and the Integrated Partners operating segments are each reported as separate reportable segments. The Commercial Payments and Institutional Services (sometimes referred to as Managed Services) operating segments are aggregated into one reportable segment, Commercial Payments.

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

Corporate includes costs of corporate functions and shared services not allocated to the reportable segments.

Information on reportable segments and reconciliations to consolidated revenues, consolidated income (loss) from operations, and consolidated depreciation and amortization are as follows for the periods presented:

(in thousands)	Three Months Ended March 31,
	2021	2020
Revenues:
Consumer Payments	$108,393	$86,031
Commercial Payments	3,500	6,368
Integrated Partners	1,404	4,534
Consolidated revenues	$113,297	$96,933

Income (loss) from operations:
Consumer Payments	$13,363	$7,152
Commercial Payments	(409)	764
Integrated Partners	92	368
Corporate	(8,519)	(4,725)
Consolidated income from operations	$4,527	$3,559

Depreciation and amortization:
Consumer Payments	$8,579	$8,583
Commercial Payments	74	76
Integrated Partners	129	1,311
Corporate	288	302
Consolidated depreciation and amortization	$9,070	$10,272

A reconciliation of total income from operations of reportable segments to net loss is provided in the following table:

(in thousands)	Three Months Ended March 31,
	2021	2020
Total income from operations of reportable segments	$13,046	$8,284
Corporate	(8,519)	(4,725)
Interest expense	(9,168)	(10,315)
Other expenses, net	(269)	(346)
Income tax benefit	2,231	1,233
Net loss	$(2,679)	$(5,869)

Substantially all revenue is generated in the United States.

For the three months ended March 31, 2021 and March 31, 2020, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can potentially move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the three months ended March 31, 2021 and March 31, 2020, merchants referred by one ISO organization with potential merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 23.3% and 20.1%, respectively, of the Company's consolidated revenues.

On September 22, 2020, Priority Real Estate Technology, LLC (“PRET”), a majority-owned and consolidated subsidiary of the Company, sold certain assets comprising its RentPayment business, which was part of the Integrated Partners reportable segment. The allocation of net proceeds from the sale, after transaction costs, to the PRET members included the return of each member’s invested capital in PRET and excess proceeds were distributed in accordance with the distribution provisions of the PRET LLC governing agreement. Approximately $51.4 million and $45.1 million of the excess proceeds were distributed to the Company and the non-controlling interests, respectively. The initial allocation of net proceeds remained subject to final adjustment with the PRET members at December 31, 2020. During the first quarter of 2021, it was determined that an additional $0.5 million of the excess proceeds are due to the non-controlling interests, which amounts were accrued at March 31, 2021 and included in Other expenses, net in the unaudited condensed consolidated statement of operations.

During the first quarter of 2020, RentPayment generated $3.8 million of revenue and $0.6 million of income from operations.

15.     LOSS PER COMMON SHARE

The following tables set forth the computation of the Company's basic and diluted loss per common share:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2021	2020
Basic and Diluted Loss Per Common Share:
Numerator:
Net loss	$(2,679)	$(5,869)
Less: Income attributable to non-controlling interests	—	—
Net loss attributable to common shareholders	$(2,679)	$(5,869)

Denominator:
Weighted-average common stock shares outstanding	67,543	67,061
Basic and Diluted Loss Per Common Share	$(0.04)	$(0.09)

Potentially anti-dilutive securities that were excluded from loss per common share for the three months ended March 31, 2021 and March 31, 2020 that could be dilutive in future periods were as follows:

(in thousands)	Common Stock Equivalents at
	March 31, 2021	March 31, 2020
Outstanding warrants on common stock (1)	3,556	3,556
Outstanding options and warrants issued to adviser (1)	600	600
Restricted stock unit awards (2)	842	395
Outstanding stock option awards (2)	1,394	1,644
Total	6,392	6,195
(1)Issued by M.I. Acquisitions, Inc. prior to July 25, 2018
(2)Granted under the 2018 Equity Incentive Plan

16.     SUBSEQUENT EVENTS

Merger Agreement

On March 5,2021, we announced that we had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Finxera Holdings, Inc. ("Finxera"), Prime Warrior Acquisition Corp., an indirect wholly owned subsidiary of the Company ("Merger Sub") and solely in its capacity as the representative of the stockholders or optionholders of Finxera (the "Equityholder Representative"), Stone Point Capital, LLC. Priority will acquire, through a merger of Merger Sub with and into Finxera, the Finxera business. Finxera is a provider of deposit account management payment processing services to the debt settlement industry in the United States.

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

Securities Purchase Agreement

On April 27, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with credit funds managed by certain affiliates of Ares Management Corporation (the “Investors”), pursuant to which the Company (i) issued and sold 150,000 shares of senior preferred stock, par value $0.001 per share (the “Senior Preferred Stock”, and the shares issued the “Senior Preferred Shares”) at a purchase price of $150,000,000, or $1,000 per Senior Preferred Share (the “Initial Senior Preferred Stock Sale”), and (ii) issued warrants (the “Warrants”) to purchase up to 1,803,841 shares of the Company’s common stock, par value $0.001 per share (“Common Stock” and together with the Warrants, the “Securities”), at an exercise price $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the Warrants.

In addition to the issuance and sale of Senior Preferred Shares which pursuant to the Purchase Agreement, upon the consummation of the Company’s acquisition of Finxera and the satisfaction of other customary closing conditions, the Company will issue and sell to the Investors an additional 50,000 shares of Senior Preferred Stock, at a purchase price of $50,000,000, or $1,000 per share. The Company may also issue and sell to the Investors up to an additional 50,000 shares of Senior Preferred Stock, at a purchase price of $1,000 per share within 18 months after the consummation of the Acquisition Senior Preferred Stock Sale upon the satisfaction of certain customary closing conditions.

The Company used the proceeds from the sale of the Securities to fund the Refinancing (as defined below) and to pay certain fees and expenses relating to the Refinancing and the offering of the Securities.

Registration Rights Agreement

On April 27, 2021 the Company entered into a Registration Rights Agreement, by and among the Company and the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to provide certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants (the “Registrable Securities”).

Under the Registration Rights Agreement, the holders of the Registrable Securities were granted (i) piggyback rights to be included in certain underwritten offerings of Common Stock and (ii) the right to demand a shelf registration of Registrable Securities.

Credit and Guaranty Agreement

On April 27, 2021, Priority Holdings, LLC, a Delaware limited liability company (“Holdings”), which is a direct wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of Holdings (together with Holdings, collectively, the “Loan Parties”), entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Truist Bank (“Truist”) and the lenders party thereto, pursuant to which Holdings has access to senior credit facilities in an aggregate principal amount of $630.0 million which are secured by substantially all of the assets of the Loan Parties and by the equity interests of Holdings.

The credit facilities under the Credit Agreement are comprised of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300,000,000 (the “Initial Term Loan”), the proceeds of which have been used to fund the Refinancing, (ii) a senior secured revolving credit facility in an aggregate amount not to exceed $40,000,000 outstanding at any time and (iii) a senior secured first lien delayed draw term loan facility in an aggregate principal amount of $290,000,000, the proceeds of which may be used to fund the Company’s acquisition of Finxera.

Prepayments

Under the Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1.0% penalty for certain prepayments made in connection with repricing transactions. Such premium will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.

Acceleration

The outstanding amount of any loans and any other amounts owing by the Loan Parties under the Credit Agreement may, after the occurrence of an Event of Default (as defined in the Credit Agreement), at the option of Truist, be declared immediately due and payable. Events of Default include, without limitation, the failure of the Loan Parties to pay principal, premium or interest when due under the Credit Agreement, or the failure by the Loan Parties to perform or comply with any term or covenant in the Credit Agreement, in each case, subject to any applicable cure periods provided therein.

Covenants

The Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Loan Parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases.

If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Loan Parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt of the Loan Parties to the Loan Parties Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is (i) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022, (ii) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023, and (iii) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter.

Refinancing

Holdings and certain other Loan Parties have previously entered into (A) the Term Loan Agreement and (B) the Senior Credit Agreement, the proceeds from the sale of the Securities and from the Initial Term Loan were used to refinance the Term Loan Agreement and the Senior Credit Agreement and all outstanding obligations thereunder were repaid in full (or in the case of outstanding undrawn letters of credit, deemed issued under the Credit Agreement), and all commitments and guaranties in connection therewith have been terminated or released (the “Refinancing”).

Residual Purchase Agreement

On April 28, 2021, a subsidiary of the Company completed an asset acquisition of certain residual portfolio rights for a purchase price of $42.4 million. The seller’s note payable to the Company of $5.0 million at the time of the purchase was netted against the purchase price, resulting in cash of $37.4 million being paid by the Company to the seller, which was funded from cash proceeds of the Securities Purchase Agreement executed on April 27, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes for the years ended December 31, 2020, 2019 and 2018 and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2021 (the "Annual Report").

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

Recent Developments

Merger Agreement
On March 5, 2021, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finxera Holdings, Inc. (“Finxera”), Prime Warrior Acquisition Corp., an indirect wholly owned subsidiary of the Company (“Merger Sub”) and, solely in its capacity as the representative of the stockholders or optionholders of Finxera (the “Equityholder Representative”), Stone Point Capital LLC. Priority will acquire, through a merger of Merger Sub with and into Finxera, the Finxera business. Finxera is a provider of deposit account management payment processing services to the debt settlement industry in the United States.

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

Residual Purchase Agreement

On April 28, 2021, a subsidiary of the Company completed an asset acquisition of certain residual portfolio rights for a purchase price of $42.4 million. The seller’s note payable to the Company of $5.0 million at the time of the purchase was netted against the purchase price, resulting in cash of $37.4 million being paid by the Company to the seller, which was funded from cash proceeds of the Securities Purchase Agreement executed on April 27, 2021.

Results of Operations

This section includes a discussion and analysis of our results of operations for the three months ended March 31, 2021 (or first quarter 2021) compared to the three months ended March 31, 2020 (or first quarter 2020). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our latest Annual Report on Form 10-K.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

(dollars in thousands)	Three Months Ended March 31,
	2021	2020	Change	% Change
REVENUES	$113,297	$96,933	$16,364	16.9%

OPERATING EXPENSES:
Costs of services	81,863	66,364	15,499	23.4%
Salary and employee benefits	9,548	10,129	(581)	(5.7)%
Depreciation and amortization	9,070	10,272	(1,202)	(11.7)%
Selling, general and administrative	8,289	6,609	1,680	25.4%
Total operating expenses	108,770	93,374	15,396	16.5%

Income from operations	4,527	3,559	968	27.2%

OTHER EXPENSES:
Interest expense	(9,168)	(10,315)	1,147	(11.1)%
Other expenses, net	(269)	(346)	77	(22.3)%
Total other expenses, net	(9,437)	(10,661)	1,224	(11.5)%
Loss before income taxes	(4,910)	(7,102)	2,192	(30.9)%
Income tax benefit	(2,231)	(1,233)	(998)	80.9%
Net loss	$(2,679)	$(5,869)	$3,190	(54.4)%

The following table shows our reportable segments' financial performance data and selected performance measures for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

(in thousands)	Three Months Ended March 31,
	2021	2020	Change	% Change
Consumer Payments:
Revenue	$108,393	$86,031	$22,362	26.0%
Operating expenses	95,030	78,879	16,151	20.5%
Income from operations	$13,363	$7,152	$6,211	86.8%
Operating margin	12.3%	8.3%
Depreciation and amortization	$8,579	$8,583	$(4)	—%

Key Indicators:
Merchant bankcard processing dollar value	$11,871,939	$10,386,748	$1,485,191	14.3%
Merchant bankcard transaction volume	127,488	119,431	8,057	6.7%

Commercial Payments:
Revenue	$3,500	$6,368	$(2,868)	(45.0)%
Operating expenses	3,909	5,604	(1,695)	(30.2)%
(Loss) income from operations	$(409)	$764	$(1,173)	(153.5)%
Operating margin	(11.7)%	12.0%
Depreciation and amortization	$74	$76	$(2)	(2.6)%

Key Indicators:
Merchant bankcard processing dollar value	$63,477	$72,677	$(9,200)	(12.7)%
Merchant bankcard transaction volume	38	25	13	52.0%

Integrated Partners:
Revenue	$1,404	$4,534	$(3,130)	(69.0)%
Operating expenses	1,312	4,166	(2,854)	(68.5)%
Income from operations	$92	$368	$(276)	(75.0)%
Operating margin	6.6%	8.1%
Depreciation and amortization	$129	$1,311	$(1,182)	(90.2)%

Key Indicators:
Merchant bankcard processing dollar value	$11,372	$124,518	$(113,146)	(90.9)%
Merchant bankcard transaction volume	95	448	(353)	(78.8)%

Income from operations of reportable segments	$13,046	$8,284	$4,762	57.5%
Less: Corporate expense	(8,519)	(4,725)	(3,794)	(80.3)%
Consolidated income from operations	$4,527	$3,559	$968	27.2%
Corporate depreciation and amortization	$288	$302	$(14)	(4.6)%

Key indicators:
Merchant bankcard processing dollar value	$11,946,788	$10,583,943	$1,362,845	12.9%
Merchant bankcard transaction volume	127,621	119,904	7,717	6.4%

Impact of COVID-19 on Results and Trends

The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, adversely affected commercial activity and contributed to a significant decline in economic activity in 2020.

Starting in mid-March 2020 through April 2020, COVID-19 had a significant negative affect on our results. This impact was evident in a decline in merchant bankcard volume and revenue during the period of restrictive shelter-in-place requirements instituted across the United States toward the end of March 2020 through April 2020. In May 2020, as shelter in place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return and revenue growth was supplemented by the acceleration of certain specialized product offerings and ecommerce payment transactions. This recovery momentum continued through the second half of 2020 and first quarter of 2021.

While there continues to be considerable uncertainty regarding the future economic impacts of the pandemic, our operating results reflect a recovery from the negative affects during the months immediately following the pandemic declaration. The pandemic’s future impact on the overall economy and our results are beyond our ability to predict or control.

Revenue

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated revenue

Our consolidated revenue in first quarter 2021 of $113.3 million increased by $16.4 million, or 16.9%, from revenue in first quarter 2020 of $96.9 million. Revenue growth of $22.4 million in our Consumer Payments segment was partially offset by revenue declines of $2.9 million and $3.1 million in our Commercial Payments and Integrated Partners segments, respectively.

Revenue in Consumer Payments segment

Consumer payments revenue in first quarter 2021 of $108.4 million increased $22.4 million, or 26.0%, compared to revenue in first quarter 2020 of $86.0 million. This increase was driven by $9.7 million, or 372.1%, revenue growth from high-margin specialized ecommerce merchants, and $12.7 million, or 15.2%, revenue growth in our base consumer payments business. The commencement of the COVID-19 pandemic in March 2020 reduced our merchant bankcard volume and revenue during the period of restrictive shelter-in-place requirements instituted across the United States. This impact to first quarter 2020 revenue contributed to first quarter 2021 comparative revenue growth, but the pandemic’s precise impact to March 2020 revenue is not quantifiable by the Company.

Merchant bankcard processing dollar value in the first quarter of 2021 of $11.9 billion increased by $1.5 billion, or 14.3%, as compared with $10.4 billion in the first quarter of 2020. Merchant bankcard transactions of 127.5 million in the first quarter of 2021 increased by 6.7%, as compared with 119.4 million in the first quarter of 2020. Average ticket of $93.12 in first quarter 2021 increased 7.1%, as compared with $86.97 in first quarter 2020. COVID-19 pandemic economic factors have impacted merchant volume mix and spending trends. Following the pandemic declaration in March 2020, consumers began to conduct fewer payment transactions at higher average tickets, and card-not-present transactions increased. Card-not-present volume generally offers more favorable pricing to us than other types of transactions. In the first quarter 2021, we experienced growth in both payment transactions and average ticket. The trend of new merchant boarding remains within our historical range of 4,500 to 5,000 new merchants per month. During first quarter 2021, our monthly average of new merchants boarded was 4,874 compared with 5,139 in first quarter 2020.

Revenue in Commercial Payments segment

Commercial Payments revenue in first quarter 2021 of $3.5 million decreased by $2.9 million, or 45.0%, compared to revenue in first quarter 2020 of $6.4 million. Revenue in this segment is derived primarily from the accounts payable automated solutions business and from our curated managed services business.

Revenue from the accounts payable automated solutions business in first quarter 2021 of $1.7 million increased $0.1 million, or 5.3%, from $1.6 million in first quarter 2020. This increase was due to increased business from existing customers. Revenue from our curated managed services business in first quarter 2021 of $1.8 million decreased by $3.0 million, or 61.8%, from revenue in first quarter 2020 of $4.8 million. This decrease was driven by a decline and curtailment in 2020 of a customer’s merchant financing program in response to the COVID related economic conditions and subsequent changes in the customer’s business model.

Revenue in Integrated Partners segment

Integrated Partners revenue in first quarter 2021 of $1.4 million decreased by $3.1 million, or 69.0%, compared to revenue in first quarter 2020 of $4.5 million. Priority Real Estate Technology, LLC ("PRET") comprised $0.8 million and $4.0 million of this segment's revenue in first quarter 2021 and first quarter 2020, respectively. Through September 22, 2020, PRET was comprised of our RentPayment business and our Landlord Station business. RentPayment, which was sold on September 22, 2020, generated revenue of $3.8 million in first quarter 2020. Simultaneous with this sale, PRET entered into revenue-producing agreements with the buyer to provide ongoing technology support and payment processing services, which offers us an opportunity to expand this relationship and provide payment processing services to existing customers of the buyer. Revenue of $0.8 million from PRET’s ongoing business increased $0.7 million, or 578.8%, compared with revenue of $0.1 million in the first quarter 2020. Priority PayRight Health Solutions ("PayRight") and Priority Hospitality Technology ("PHOT") comprise the remainder of this segment's revenue.

Consolidated Operating expenses

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Our consolidated operating expenses in first quarter 2021 of $108.8 million increased $15.4 million, or 16.5%, from consolidated operating expenses in first quarter 2020 of $93.4 million. This overall increase was driven by an increase in costs of services of $15.5 million, or 23.4%, resulting from higher revenues in first quarter 2021. Depreciation and amortization expense of $9.1 million decreased by $1.2 million, or 11.7%, in first quarter 2021. Salary and employee benefits expenses of $9.5 million decreased $0.6 million, or 5.7%, in first quarter 2021 driven by lower comparative headcount. Selling, general and administrative expenses ("SG&A") of $8.3 million increased $1.7 million, or 25.4% in the first quarter 2021 from $6.6 million in first quarter 2020. During the first quarter 2021, Corporate SG&A included $3.6 million of professional fees and expenses incurred in connection with the pending acquisition of Finxera, the April 2021 debt refinancing, and the April 2021 issuance of preferred stock. During the first quarter 2020, Corporate SG&A included $0.5 million of professional fees and expenses incurred in connection with the March 2020 amendment of the debt facility, and Integrated Partners SG&A included $0.9 million of acquisition-related transition services.

Income (loss) from operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Consolidated income from operations in first quarter 2021 of $4.5 million increased by $1.0 million, or 27.2%, from $3.6 million in first quarter 2020. This increase was the result of lower depreciation and amortization expense of $1.2 million, lower salary and employee benefits expenses of $0.6 million, and higher revenues less costs of services of $0.9 million. These favorable changes for first quarter 2021 were partially offset by higher SG&A of $1.7 million, driven by the $2.2 million increase in professional fees and other expenses described above under Consolidated Operating Expenses.

Our Consumer Payments segment contributed $13.4 million in income from operations for first quarter 2021, an increase of $6.2 million, or 86.8%, from $7.2 million in first quarter 2020. The main driver of this increase was higher revenue less costs of services of $5.5 million. Income from operations also benefited from a $0.5 million decrease in SG&A and a $0.2 million decrease in salary and employee benefits.

Our Commercial Payments segment had a loss from operations of $0.4 million for first quarter 2021 compared to income from operations of $0.8 million for first quarter 2020. This decline was largely driven by lower revenues less costs of services of $1.4 million, resulting from the revenue decline in our curated managed services, slightly offset by a net decrease in salary and employee benefits and SG&A.

Our Integrated Partners segment earned income from operations of $0.1 million for first quarter 2021, a decrease of $0.3 million compared to $0.4 million of income from operations for first quarter 2020. The decrease was driven by the September 2020 sale of PRET’s RentPayment business. Revenues less costs of services decreased by $3.2 million, which was largely offset by decreases in SG&A of $1.2 million, business depreciation and amortization of $1.2 million and salary and employee benefits of $0.6 million.

Corporate expenses were $8.5 million for first quarter 2021, an increase of $3.8 million from expenses of $4.7 million for first quarter 2020. This increase was driven by a $3.1 million increase in professional fees and expenses described above under Consolidated Operating Expenses. Salaries and employee benefits increased $0.6 million largely due to higher incentive compensation accruals.

Interest expense

Interest expense in the first quarter 2021 decreased by $1.1 million, or 11.1%, from $10.3 million in first quarter 2020. This decline was driven by lower outstanding debt. In September 2020, proceeds from the RentPayment sale were used to repay $106.5 million of Senior indebtedness. During the third and fourth quarters of 2020, $14.5 million of outstanding revolving credit was repaid.

Interest expense includes cash interest, payment-in-kind interest, and amortization of deferred financing costs and debt discounts. During the first quarters of 2021 and 2020, interest expense was comprised of:

(dollars in thousands)	Three Months Ended March 31,
	2021	2020
Cash	$6,553	$8,186
Payment-in-kind	1,924	1,391
Amortization and other	691	738
	$9,168	$10,315

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

With respect to recording a deferred tax benefit for the carryforward of business interest expense, GAAP applies a "more likely than not" threshold for assessing recoverability. Based on management’s assessment, as of the first quarter of 2021 the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

We compute our interim period income tax expense or benefit by using a forecasted estimated annual effective tax rate ("EAETR") and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2021 is 40.8% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2021 interest expense.

Off-Balance Sheet Arrangements

We have not entered into any other transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.

Commitments and Contractual Obligations

Commitments

See Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheets as of March 31, 2021 or December 31, 2020.

Contractual Obligations

There have been no significant changes to our contractual obligations compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report for the year ended December 31, 2020, except for changes in the minimum annual spend commitments with third-party processor partners as further described in Note 9, Commitments and Contingencies. For an updated schedule of debt repayments, see Note 7, Debt Obligations. Also, at December 31, 2020, the Company accrued approximately $6.2 million for the remaining cash consideration it estimates it will be required to pay under an assignment of merchant portfolio rights agreement and related reseller agreement it executed with a third-party in October 2019. Payments are required to be made on a quarterly basis through September 30, 2022. The Company continues to review its estimate of the remaining consideration to be paid and will adjust its obligation accordingly if deemed necessary. As of March 31, 2021, the only change in the amounts accrued was for the required payment made in the first quarter of 2021.

Related Party Transactions

See Note 10, Related Party Transactions, to the unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates as of March 31, 2021.

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

Financial Condition

Compared to our consolidated balance sheet as of December 31, 2020, the following key changes have occurred at March 31, 2021:

Cash

Unrestricted cash decreased by $3.4 million during the first quarter 2021. Net unrestricted cash provided by operating activities of $6.5 million was offset by $5.7 million used in investing activities and $4.2 million of net cash used in financing activities. Cash used in investing activities was comprised of capitalized software development of $1.5 million, purchases of property and equipment of $1.2 million, and payment of December 31, 2020 accrued liabilities for intangible asset acquisitions of $2.9 million. Net cash used in financing activities was comprised of a $4.9 million scheduled debt repayment under our Senior Credit Agreement and $0.6 million of proceeds from the exercise of stock options.

Restricted Cash

Restricted cash decreased by $19.9 million in first quarter 2021, attributable to the timing of operating activities related to disbursement and receipt of cash held on behalf of customers. This decrease resulted from net disbursement of $21.9 million of settlement obligations and net receipt of $2.0 million of customer deposits and advance payments.

Intangible Assets

Intangible assets, net of accumulated amortization, decreased $7.0 million during the first quarter of 2021, resulting from amortization expense of $7.0 million.

Debt Obligations

Outstanding amounts for our debt obligations under that certain Credit and Guaranty Agreement, dated as of January 3, 2017, with Truist (the “Senior Credit Agreement”) and that certain Credit and Guaranty Agreement, dated as of January 3, 2017, with Goldman Sachs Specialty Lending Group, L.P. (the “Term Loan Agreement”) decreased by a net of $2.9 million during the first three months of 2021. This decrease was attributable to principal repayments of $4.9 million for Senior debt, partially offset by PIK interest of $1.9 million under our Term Loan Agreement. See the additional discussion about our debt obligations in the subsequent section for Liquidity and Capital Resources.
Stockholders' Deficit

Stockholders' deficit attributable to the stockholders of the Company increased by $1.2 million, from a deficit of $98.6 million at December 31, 2020 to a deficit of $99.8 million at March 31, 2021. The primary driver of this change was the net loss attributable to stockholders of the Company of $2.7 million, partially offset by $1.5 million of increases to additional paid-in capital for equity-based stock compensation and proceeds from stock options.

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

Our working capital, defined as current assets less current liabilities, was $(18.0) million and $(13.0) million at March 31, 2021 and December 31, 2020, respectively. The current portion of long-term debt was $24.3 million and $19.4 million at March 31, 2021 and December 31, 2020, respectively. On April 27, 2021, we refinanced our credit agreements, which reduced the current portion of long-term debt to $3.0 million, improved our working capital and increased our revolving credit facility to $40 million. (See the additional discussion about our debt refinancing in the subsequent section for Credit and Guaranty Agreement.)

At March 31, 2021, we had no outstanding borrowings under the $25.0 million revolving credit facility of our Senior Credit Agreement.

The following tables and narrative reflect our changes in cash flows for the comparative periods:

(dollars in thousands)	Quarter ended March 31,
	2021	2020
Net cash used in:
Operating activities	$(13,426)	$(7,254)
Investing activities	(5,691)	(3,229)
Financing activities	(4,243)	(251)
Net decrease in cash and restricted cash	$(23,360)	$(10,734)

Cash Used In Operating Activities

Net cash used in operating activities, which includes changes in restricted cash, was $13.4 million in first quarter 2021 compared to net cash used in operating activities of $7.3 million in first quarter 2020. Restricted cash operating activities, which are operating activities related to disbursement and receipt of restricted cash held on behalf of customers, used $19.9 million of cash in first quarter 2021 and used $10.4 million of cash in first quarter 2020. This comparative change in cash is driven by timing of customer pre-funding and disbursement activities. Unrestricted cash activities provided $6.5 million of cash in first quarter 2021 and provided $3.1 million of cash in first quarter 2020.

Cash Used In Investing Activities

Net cash used in investing activities was $5.7 million in the first quarter 2021 compared to net cash used in investing activities of $3.2 million in the first quarter of 2020. Cash used to fund a portfolio acquisition and a contingent portion of a residual buyout amounted to $2.9 million and $0.9 million in the first quarter of 2021 and 2020, respectively. Cash used to acquire property, equipment, and software amounted to $2.8 million and $2.3 million in the first quarter 2021 and 2020, respectively.

Cash Used In Financing Activities

Net cash used in financing activities was $4.2 million in the first quarter 2021 compared to net cash used of $0.3 million in the first quarter 2020. In first quarter 2021, Senior debt principal repayments of $4.9 million were partially offset by $0.6 million of proceeds from the exercise of stock options. In the first quarter of 2020, Senior debt principal repayments of $1.0 million and debt modification costs of $2.7 million were largely offset by $3.5 million of borrowings under our revolving credit facility.

Long-Term Debt at March 31, 2021

As of March 31, 2021, we had outstanding long-term debt of $379.1 million compared to $382.0 million at December 31, 2020, a decrease of $2.9 million. The debt balance at March 31, 2021 consisted of outstanding term debt of $274.6 million under the Senior Credit Agreement and $104.5 million in term debt under the Subordinated Term Loan Facility. Additionally, under the Senior Credit Facility, we have a $25 million revolving credit facility, which was fully available as of March 31, 2021. The outstanding principal amounts under the Senior Credit Facility and the Term Loan Agreement mature in January 2023 and July 2023, respectively. The $25 million revolving credit facility expires in January 2022.

As of March 31, 2021, we were in compliance with our financial covenants. Total Net Leverage Ratio, Consolidated Total Debt, and Consolidated Adjusted EBITDA are defined in Section 1.01 of Exhibit A to the Sixth Amendment to the Senior Credit Agreement and are summarized below:

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

Under the provisions of the Sixth Amendment, for interim quarterly and full year measurement periods commencing in January 2021, calculation of Consolidated Adjusted EBITDA is determined on a last twelve months basis.

Consolidated Adjusted EBITDA is a non-GAAP liquidity measure. For determining the Total Net Leverage Ratio at March 31, 2021, Consolidated Adjusted EBITDA was calculated as follows in accordance with the referenced clause definitions from Section 1.01 of the Sixth Amendment:

(in thousands)	Last Twelve Months Ended
March 31, 2021
Consolidated Net Income (GAAP)	$28,851
Applicable Adjustments:
Gain on sale of business, less amounts attributable and paid to NCIs (clause (ii)(c))	(62,091)
Interest expense (clause (i)(b))	43,692
Depreciation and amortization (clause (i)(d) and (i)(e))	39,573
Income tax expense (clause (i)(c))	9,901
Non-cash stock-based compensation (clause (i)(j))	2,650
Acquisition transition services (clause (i)(k))	1,732
Debt extinguishment and modification expenses (clause (i)(h))	1,523
Impairment of intangible asset (clause (i)(f))	1,753
Provision for allowance for note receivable (clause (i)(f))	467
Change in fair value of contingent consideration for business combinations (clause (ii)(a))	(360)
Certain legal fees and expenses (clause (i)(m))	3,167
Litigation settlement recoveries (clause (i)(k))	(721)
Professional, accounting and consulting fees (clause (i)(k))	1,905
Other professional and consulting fees (clause (i)(h))	1,500
Other adjustments (clause (i)(k))	648
Pro forma impact of disposal	(5,553)
Consolidated Adjusted EBITDA (non-GAAP)	$68,637

At March 31, 2021, the Total Net Leverage Ratio was 5.44:1.00, calculated as follows:

(in thousands, except ratio)	March 31, 2021
Consolidated Total Debt:
Current portion of long-term debt	$24,302
Long-term debt, net of discounts and deferred financing costs	350,667
Unamortized debt discounts and deferred financing costs	4,135
379,104
Less unrestricted cash	(5,827)
Consolidated Net Debt	$373,277

Consolidated Adjusted EBITDA (non-GAAP)	$68,637
Total Net Leverage Ratio	5.44x

Securities Purchase Agreement

On April 27, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with credit funds managed by certain affiliates of Ares Management Corporation (the “Investors”), pursuant to which the Company (i) issued and sold 150,000 shares of senior preferred stock, par value $0.001 per share (the “Senior Preferred Stock”, and the shares issued the “Senior Preferred Shares”) at a purchase price of $150,000,000, or $1,000 per Senior Preferred Share (the “Initial Senior Preferred Stock Sale”), and (ii) issued warrants (the “Warrants”) to purchase up to 1,803,841 shares of the Company’s common stock, par value $0.001 per share (“Common Stock” and together with the Warrants, the “Securities”), at an exercise price $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the Warrants.

In addition to the issuance and sale of Senior Preferred Shares which pursuant to the Purchase Agreement, upon the consummation of the Company’s acquisition of Finxera and the satisfaction of other customary closing conditions, the Company will issue and sell to the Investors an additional 50,000 shares of Senior Preferred Stock, at a purchase price of $50,000,000, or $1,000 per share. The Company may also issue and sell to the Investors up to an additional 50,000 shares of Senior Preferred Stock, at a purchase price of $1,000 per share within 18 months after the consummation of the Acquisition Senior Preferred Stock Sale upon the satisfaction of certain customary closing conditions.

The Company used the proceeds from the sale of the Securities to fund the Refinancing (as defined below) and to pay certain fees and expenses relating to the Refinancing and the offering of the Securities.

Registration Rights Agreement

On April 27, 2021 the Company entered into a Registration Rights Agreement, by and among the Company and the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to provide certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants (the “Registrable Securities”).

Under the Registration Rights Agreement, the holders of the Registrable Securities were granted (i) piggyback rights to be included in certain underwritten offerings of Common Stock and (ii) the right to demand a shelf registration of Registrable Securities.

Credit and Guaranty Agreement

On April 27, 2021, Priority Holdings, LLC, a Delaware limited liability company (“Holdings”), which is a direct wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of Holdings (together with Holdings, collectively, the “Loan Parties”), entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Truist Bank (“Truist”) and the lenders party thereto, pursuant to which Holdings has access to senior credit facilities in an aggregate principal amount of $630.0 million which are secured by substantially all of the assets of the Loan Parties and by the equity interests of Holdings.

The credit facilities under the Credit Agreement are comprised of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300,000,000 (the “Initial Term Loan”), the proceeds of which have been used to fund the Refinancing, (ii) a senior secured revolving credit facility in an aggregate amount not to exceed $40,000,000 outstanding at any time and (iii) a senior secured first lien delayed draw term loan facility in an aggregate principal amount of $290,000,000, the proceeds of which may be used to fund the Company’s acquisition of Finxera.

Prepayments

Under the Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1.0% penalty for certain prepayments made in connection with repricing transactions. Such premium will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.

Acceleration

The outstanding amount of any loans and any other amounts owing by the Loan Parties under the Credit Agreement may, after the occurrence of an Event of Default (as defined in the Credit Agreement), at the option of Truist, be declared immediately due and payable. Events of Default include, without limitation, the failure of the Loan Parties to pay principal, premium or interest when due under the Credit Agreement, or the failure by the Loan Parties to perform or comply with any term or covenant in the Credit Agreement, in each case, subject to any applicable cure periods provided therein.

Covenants

The Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Loan Parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates), and to enter into certain leases.

If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Loan Parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt of the Loan Parties to the Loan Parties Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is (i) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022, (ii) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023, and (iii) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter.

Refinancing

Holdings and certain other Loan Parties have previously entered into (A) the Term Loan Agreement and (B) the Senior Credit Agreement, the proceeds from the sale of the Securities and from the Initial Term Loan were used to refinance the Term Loan Agreement and the Senior Credit Agreement and all outstanding obligations thereunder were repaid in full (or in the case of outstanding undrawn letters of credit, deemed issued under the Credit Agreement), and all commitments and guaranties in connection therewith have been terminated or released (the “Refinancing”).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

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

Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.

b)  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings and claims which occur in the normal course of our business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A “Risk Factors” because these risk factors may affect our operations and financial results.

The risks described in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

Exhibit		Description

3.1		Certificate of Designations of Senior Preferred Stock
4.1		Form of Warrant
10.1
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 1, 2020)

10.1†		Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
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

10.2†		Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors, named therein
10.3†		Credit Agreement, dated as of April 27, 2021, among the Loan Parties named therein and Truist Bank
10.3
Consent and Sixth Amendment to Credit and Guaranty Agreement, dated as of March 18, 2020 by and among Priority Holdings LLC, the Guarantors, the Lenders and Goldman Sachs Specialty Group LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 23, 2020).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†		Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

* Filed herewith
** Furnished herewith
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                        PRIORITY TECHNOLOGY HOLDINGS, INC.

May 14, 2021	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

May 14, 2021	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial Officer)