Form 10-Q
period 2021-06-30
Priority Technology Holdings, Inc.
filed 2021-08-16
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
          Priority Technology Holdings, Inc.
Commission file number: 001-37872
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

As of August 6, 2021, a total of 69,588,501 shares of common stock, par value $0.001 per share, were issued and 69,137,277 shares were outstanding.

  Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Priority Technology Holdings, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except share data)	Unaudited
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$11,111	$9,241
Restricted cash	18,232	78,879
Accounts receivable, net of allowance of $417 and $574	50,596	41,321
Prepaid expenses and other current assets	5,443	3,500
Current portion of notes receivable, net of allowance of $467 and $467	230	2,190
Settlement assets	722	753
Total current assets	86,334	135,884
Notes receivable, less current portion	3,915	5,527
Property, equipment, and software, net	24,245	22,875
Goodwill	124,078	106,832
Intangible assets, net	145,836	98,057
Deferred income taxes, net	47,578	46,697
Other non-current assets	10,890	1,957
Total assets	$442,876	$417,829
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$37,420	$29,821
Accrued residual commissions	28,201	23,824
Customer deposits and advance payments	4,269	2,883
Current portion of long-term debt	3,000	19,442
Settlement obligations	11,278	72,878
Total current liabilities	84,168	148,848
Long-term debt, net of current portion, discounts and debt issuance costs	318,187	357,873
Other non-current liabilities	8,333	9,672
Total long-term liabilities	326,520	367,545
Total liabilities	410,688	516,393
Commitments and contingencies (Note 11)
Redeemable senior preferred stock:
Redeemable senior preferred stock - $0.001 par value per share; 250,000 shares authorized; 150,000 issued; 150,000 shares outstanding at June 30, 2021	133,762	—
Stockholders' deficit:
Preferred stock - $0.001 par value per share; 100,000,000 shares authorized; zero issued or outstanding	—	—
Common stock - $0.001 par value per share; 1.0 billion shares authorized; 69,561,311 shares issued at June 30, 2021 and 67,842,204 shares issued at December 31, 2020; 69,110,087 shares outstanding at June 30, 2021 and 67,390,980 shares outstanding at December 31, 2020	70	68
Additional paid-in capital	14,913	5,769
Treasury stock, 451,224 common shares, at cost	(2,388)	(2,388)
Accumulated deficit	(114,169)	(102,013)
Total stockholders' deficit	(101,574)	(98,564)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$442,876	$417,829

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Operations
Unaudited

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES	$125,014	$92,356	$238,311	$189,289

OPERATING EXPENSES:
Costs of services	89,831	62,398	171,694	128,762
Salary and employee benefits	10,351	9,556	19,899	19,685
Depreciation and amortization	10,723	10,363	19,793	20,635
Selling, general and administrative	6,704	6,008	14,993	12,617
Total operating expenses	117,609	88,325	226,379	181,699

Income from operations	7,405	4,031	11,932	7,590

OTHER EXPENSES:
Interest expense	(7,285)	(11,668)	(16,453)	(21,983)
Debt extinguishment and modification costs	(8,322)	—	(8,322)	(376)
Other income (expenses), net	215	194	(54)	224
Total other expenses, net	(15,392)	(11,474)	(24,829)	(22,135)

Loss before income taxes	(7,987)	(7,443)	(12,897)	(14,545)

Income tax expense (benefit)	1,490	415	(741)	(818)

Net loss	(9,477)	(7,858)	(12,156)	(13,727)
Dividends and accretion attributable to redeemable senior preferred stockholders	(3,911)	—	(3,911)	—
Non-controlling interest preferred unit redemptions	(10,777)	—	(10,777)	—
Net loss attributable to common stockholders of PRTH	$(24,165)	$(7,858)	$(26,844)	$(13,727)

Loss per common share:
Basic and diluted	$(0.35)	$(0.12)	$(0.39)	$(0.20)

Weighted-average common shares outstanding:
Basic and diluted	69,496	67,114	68,525	67,088

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
Unaudited

(in thousands)	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,156)	$(13,727)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of assets	19,793	20,635
Equity-classified and liability-classified stock-based compensation	1,414	1,026
Amortization of debt issuance costs and discounts	1,158	1,116
Write off of deferred loan costs and discount	3,006	—
Deferred income tax benefit	(3,446)	(3,569)
Change in allowance for deferred tax assets	2,565	2,642
Payment-in-kind interest	2,512	3,415
Other non-cash items, net	(39)	206
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(9,115)	974
Settlement assets and obligations, net	(61,570)	1,584
Prepaid expenses and other current assets	(1,626)	851
Notes receivable	198	(888)
Accounts payable and other accrued liabilities	10,490	(1,845)
Customer deposits and advance payments	1,385	(2,046)
Other assets and liabilities, net	307	(552)
Net cash (used in) provided by operating activities	(45,124)	9,822

Cash flows from investing activities:
Acquisition of business	(34,507)	—
Additions to property, equipment, and software	(5,222)	(4,249)
Acquisitions of intangible assets	(43,353)	(3,286)
Net cash used in investing activities	(83,082)	(7,535)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	293,619	—
Debt issuance and modification costs paid	(7,597)	(2,749)
Repayments of long-term debt	(384,552)	(2,003)
Borrowings under revolving credit facility	30,000	7,000
Repayments under revolving credit facility	—	(4,000)
Proceeds from issuance of senior preferred equity, net of issue discount	145,000	—
Senior preferred equity issuance fees and costs	(5,472)	—
Dividends paid to redeemable senior preferred stockholders	(1,575)	—
Redemptions of non-controlling interests of subsidiary	(815)	—
Proceeds from exercise of stock options	821	—
Net cash provided by (used in) financing activities	69,429	(1,752)

Net change in cash and restricted cash:
Net (decrease) increase in cash and restricted cash	(58,777)	535
Cash and restricted cash at beginning of period	88,120	50,465
Cash and restricted cash at end of period	$29,343	$51,000

Supplemental cash flow information:
Cash paid for interest	$10,276	$17,032
Non-cash investing and financing activities:
Payment-in-kind interest added to principal of debt obligations	$2,512	$3,415
Payment of accrued contingent consideration for asset acquisition from offset of account receivable	$—	$1,686
Accruals for asset acquisition contingent consideration	$3,797	$—
Notes receivable from sellers used as partial consideration for acquisitions	$3,499	$—
Reconciliation of cash and restricted cash:
Cash	$11,111	$5,854
Restricted cash	18,232	45,146
Total cash and restricted cash	$29,343	$51,000
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
These unaudited condensed consolidated financial statements include the accounts of the Company including those of its majority-owned subsidiaries, and all material intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 but does not include all disclosures required by GAAP for annual financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the continued magnitude, duration and effects of the Coronavirus Disease ("COVID-19") pandemic are difficult to predict, and the ultimate effect could result in future charges related to the recoverability of assets, including financial assets, long-lived assets, goodwill, and other losses.
Status as an Emerging Growth Company
The Company is an Emerging Growth Company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenue for any fiscal year exceeds $1.07 billion, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company's financial statements may not be comparable to companies that comply with public company effective dates.
Comprehensive Income (Loss)
For the three months and six months ended June 30, 2021 and June 30, 2020, the Company had no activities to report as components of other comprehensive income (loss). Therefore, no separate Statement of Comprehensive Income (Loss) was prepared for any reporting period as the Company's net income (loss) from continuing operations comprises all of its comprehensive income (loss).
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
Accounting Policies and New Accounting Standards Adopted
Simplifying the Accounting for Income Taxes (ASU 2019-12)
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in ASC Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Standards Pending Adoption
The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities.
Implementation Costs Incurred in Cloud Computing Arrangements (ASU 2018-15)
In August 2018, the FASB issued ASU 2018-15, Implementation Costs Incurred in Cloud Computing Arrangements, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As an EGC, this ASU is effective for the Company's annual reporting period beginning January 1, 2021, and will be effective for interim periods beginning in 2022. The amendments are applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and the Company has not yet made a determination to use the retrospective or prospective adoption method. Based on current operations of the Company, the adoption of ASU 2018-15 is not expected to have a material effect on the Company's results of operations, financial position, or cash flows.
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
Credit Losses (ASU 2016-13 and ASU 2018-19)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that ASU 2016-13 may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable and notes receivable. Since the Company is a Smaller Reporting Company (“SRC”), the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods.
Goodwill Impairment Testing (ASU 2017-04)
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other Topic 350: Simplifying the Test for Goodwill Impairment. ASU 2017-04 will eliminate the requirement to calculate the implied fair value of goodwill (i.e., step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the ASU will be applied prospectively. Since the Company is a SRC, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods. The impact that ASU 2017-04 may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.

2.    REVENUES
For all periods presented, substantially all of the Company’s revenues from services were recognized over time. Revenues and commissions earned from the sales of payment equipment were typically recognized at a point in time.
The following table presents a disaggregation of the Company's consolidated revenues by type, and the relationships to the Company's reportable segments, for the three months and six months ended June 30, 2021 and June 30, 2020:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue Type
Merchant card fees	$118,367	$85,686	$226,069	$174,772
Outsourced services and other services	4,825	5,965	9,203	12,756
Equipment	1,822	705	3,039	1,761
Total revenues	$125,014	$92,356	$238,311	$189,289
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
Transaction Price Allocated to Future Performance Obligations
ASC 606, Revenue Recognition ASU 606, requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. However, as allowed by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. The Company’s most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion. Therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
Contract Costs
For new, renewed, or anticipated contracts with customers, the Company does not incur material amounts of incremental costs to obtain such contracts, as those costs are defined by ASC 340-40, Related Costs to Obtain or Fulfill a Contract with Customers ASU 340-40.
Fulfillment costs, as defined by ASC 340-40, typically benefit only the period (typically a month in duration) in which they are incurred and therefore are expensed in the period incurred (i.e., not capitalized) unless they meet criteria to be capitalized under other accounting guidance.
The Company pays commissions to most of its Independent Sales Organizations ("ISO"), and for certain ISOs the Company also pays (through a higher commission rate) them to provide customer service and other services directly to our merchant customers. The ISO is typically an independent contractor or agent of the Company. Although certain ISOs may have merchant portability rights, the merchant meets the definition of a customer for the Company even if the ISO has merchant portability rights. Since payments to ISOs are dependent substantially on variable merchant payment volumes generated after the merchant enters into a new or renewed contract, these payments to ISOs are not deemed to be a cost to acquire a new contract since the ISO payments are based on factors that will arise subsequent to the event of obtaining a new or renewed contract. Also, payments to ISOs pertain only to a specific month’s activity. For payments made, or due, to an ISO, the expenses are reported within income from operations on our statements of operations.
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
Supplemental balance sheet information related to contracts from customers as of June 30, 2021 and December 31, 2020 was as follows:

(in thousands)	Consolidated Balance Sheet Location	June 30, 2021	December 31, 2020

Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,494	$1,494
The balances for the contract liabilities were approximately $1.6 million, $1.7 million and $1.9 million at June 30, 2020, March 31, 2020 and January 1, 2020 respectively. The changes in the balances during the three months and six months ended June 30, 2021 and June 30, 2020 were due to the timing of advance payments received from the customer. Substantially all of these balances are recognized as revenue within twelve months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months and six months ended June 30, 2021 and June 30, 2020.
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

Member banks held merchant funds of $120.9 million and $103.8 million at June 30, 2021 and December 31, 2020, respectively.
Exception items include items such as customer chargeback amounts received from merchants and other losses. Under agreements between the Company and its merchant customers, the merchants assume liability for such chargebacks and losses. If the Company is ultimately unable to collect amounts from the merchants for any charges or losses due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for these charges. In order to mitigate the risk of such liability, the Company may (1) require certain merchants to establish and maintain reserves designed to protect the Company from such charges or losses under its risk-based underwriting policy and (2) engage with certain ISOs in partner programs in which the ISOs assume liability for these charges or losses. A merchant reserve account is funded by the merchant and held by the member bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement.
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the consolidated statements of operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company’s consolidated balance sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for actual and estimated merchant losses for the three months and six months ended June 30, 2021 were $0.6 million and $1.0 million, respectively. Expenses for actual and estimated merchant losses for the three months and six months ended June 30, 2020 were $1.2 million and $2.1 million, respectively.
Commercial Payments Segment
In the Company’s Commercial Payments segment, the Company earns revenue from certain of its services by processing transactions for financial institutions and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned For the Benefit Of ("FBO") accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company; therefore, neither is recognized in the Company’s consolidated balance sheets. Bank-owned FBO accounts held funds of $57.9 million at June 30, 2021, which was the result of a transfer of customer restricted cash from Company-owned bank accounts to bank-owned FBO accounts due to a change in our business practice for certain types of customer deposits and cash advance payments. Company-owned bank accounts held $11.3 million at June 30, 2021 and $72.9 million at December 31, 2020; therefore, these cash balances are included within restricted cash and settlement obligations in the Company’s consolidated balance sheets.
The Company's settlement assets and obligations at June 30, 2021 and December 31, 2020 were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$722	$753

Settlement Obligations:
Due to customer payees	$11,278	$72,878
4.    ACQUISITIONS
Based on their purchase prices and pre-acquisition operating results and assets, none of the businesses acquired by the Company in 2021, as described below, met the materiality requirements for pro forma disclosures.

Pending Merger with Finxera
On March 5,2021, we announced that we entered into a Merger Agreement (the "Merger Agreement") with Finxera Holdings, Inc. ("Finxera"), Prime Warrior Acquisition Corp., an indirect wholly owned subsidiary of the Company ("Merger Sub") and, solely in its capacity as the representative of the stockholders or option holders of Finxera (the "Equityholder Representative"), and Stone Point Capital, LLC in which Priority will acquire, via merger, the Finxera business. Finxera is a provider of deposit account management payment processing services to the debt settlement industry in the United States.
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (a) Merger Sub will merge with and into Finxera (the "Merger"), with the separate existence of Merger Sub ceasing and Finxera continuing as the surviving entity of the Merger; (b) at the effective time of the Merger (the "Effective Time") each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time shall be converted into one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of the Surviving Entity; and (c) the shares of common stock of Finxera designated as "Class A Common Stock", "Class B Common Stock" and preferred stock "Series C Participating Preferred Stock" issued and outstanding immediately prior to the closing of the transactions contemplated by the Merger Agreement (the "Closing") will be converted into rights to receive certain cash and stock consideration and a contingent right to receive a portion of any payments made following the determination of the purchase price adjustments (a "Deferred Payment").
Consideration for the Merger will consist of a combination of cash and stock, with the purchase price comprising (a) $425.0 million, plus (b) the aggregate value of the current assets of the Finxera and each of its subsidiaries (the "Group Companies") less the aggregate value of the current liabilities of the Group Companies, in each case, determined on a consolidated basis without duplication, as of the close of business on the business day immediately preceding the date of the Closing (which may be a positive or negative number), plus (c) the sum of all cash and cash equivalents of the Group Companies as of the close of business on the business day immediately preceding the date of the Closing, minus (d) the amount of indebtedness of the Group Companies as of the close of the business day immediately prior to the date of the Closing, minus (e) the amount of unpaid transaction expenses, minus (f) 25% of the earnings of the Group Companies during the period between the signing of the Merger Agreement and the Closing.
Each option to purchase one or more shares of Class B Common Stock of Finxera issued pursuant to the Finxera Holdings, Inc. 2018 Equity Incentive Plan (the "Company Options"), vested as of immediately prior to the Closing (the "Vested Company Option"), that is issued and outstanding immediately prior to the Closing will be deemed to be exercised and converted into the right to receive a cash payment with respect to such Vested Company Option and a contingent right to receive a portion of any Deferred Payments.
This transaction is expected to close in the third quarter of 2021.
Asset Acquisition
On April 28, 2021, a subsidiary of the Company completed an asset acquisition of certain residual portfolio rights for a purchase price of $42.4 million and $24.8 million of post-closing payments and earn-out payments based on meeting certain attrition thresholds over a three-year period from the date of acquisition. As of June 30, 2021, the sellers earned $3.8 million of the $24.8 million, which was accrued at June 30, 2021, increasing the total purchase price recorded at June 30, 2021 to $46.2 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis. In addition to the $24.8 million, there is a further earn-out opportunity based on a percentage of annual portfolio performance in excess of targets for five years from the date of acquisition. As this is an asset acquisition, additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The seller’s note payable to the Company of $3.0 million and an advance of $2.0 million outstanding at the time of the purchase was netted against the initial purchase price, resulting in cash of $37.4 million being paid by the Company to the seller at closing, which was funded from cash proceeds of the Securities Purchase Agreement executed on April 27, 2021 (refer to Note 9, Redeemable Senior Preferred Stock and Warrants). This asset acquisition became part of the Company's Consumer Payments reportable segment. Transaction costs were not material and were expensed. Simultaneous with the purchase of the residual portfolio rights, the Company and the seller entered into a five-year processing agreement whereby the seller shall refer prospective new merchants to the Company in exchange for commissions and up to an additional $11.2 million for achieving certain targets for new merchant accounts over specified periods of time. This processing agreement is exclusive for years one through three and has minimum requirements for years four and five.
Business Combination
On June 25, 2021, a subsidiary of the Company acquired certain assets and assumed certain related liabilities under an asset purchase agreement. The purchase of these net assets was deemed a business under ASC 805. Prior to this acquisition, the business was an ISO partner of the Company where it developed expertise in software-integrated payment services, as well as marketing programs for specific verticals such as automotive and youth sports. This business is reported within the Company's Consumer Payments reportable segment. The initial purchase price for the net assets was $35.0 million in cash and a total purchase price of not more than $60.0 million including post-closing payments and earn-out payments based on certain gross profit and revenue achievements over a three-year period from the date of acquisition. The seller's note payable to the Company of $0.5 million at the time of purchase was netted against the initial purchase price, resulting in cash of $34.5 million being paid by the Company to the seller, which was funded from a $30.0 million draw down of the revolving credit facility under the Credit Agreement and held by the Company and $4.5 million cash on hand. The initial consideration included $17.3 million recorded in merchant portfolio intangible assets with a ten-year useful life amortized on a straight-line basis, $0.5 million recorded in fixed assets and other current assets, and $17.3 million recorded in goodwill. The initial assignment of consideration is subject to revision during the measurement period of up to one year from the acquisition date. Transaction costs were not material and were expensed.
The goodwill and intangibles for acquisitions that have closed as of June 30, 2021 are deductible by the Company for income tax purposes.
5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying separately-identifiable tangible and intangible assets acquired and the liabilities assumed. All of the Company's goodwill was allocated to the Company's Consumer Payments reporting unit at June 30, 2021 and December 31, 2020.
The Company considered the market conditions for triggering events including those generated by the COVID-19 pandemic and concluded that there were no indicators of impairment for the goodwill of the Consumer Payments reporting unit for the three months and six months ended June 30, 2021.
The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit may be below its carrying value. The Company will continue to monitor triggering events including the economic impact of COVID-19 on its ongoing assessment of goodwill. The Company expects to perform its next annual goodwill impairment test during the fourth quarter of 2021 using market data and discounted cash flow analysis. The Company concluded there was no impairment as of June 30, 2021 or December 31, 2020. As such, there was no accumulated impairment loss as of June 30, 2021 and December 31, 2020.
See Note 4, Acquisitions, for information about goodwill recorded in the three months ended June 30, 2021 related to the business combination.

Other Intangible Assets
The Company's other intangible assets include acquired merchant portfolios, customer relationships, ISO relationships, trade names, technology, and residual buyouts. As of June 30, 2021 and December 31, 2020, intangible assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Other intangible assets:
Merchant portfolios	$73,062	$55,816
Customer relationships	40,740	40,740
Residual buyouts	162,312	116,112
Non-compete agreements	3,390	3,390
Trade names	2,870	2,870
Technology	14,390	14,390
ISO relationships	15,200	15,200
Total gross carrying value	311,964	248,518
Less accumulated amortization:
Merchant portfolios	(24,586)	(19,471)
Customer relationships	(31,837)	(30,267)
Residual buyouts	(81,009)	(72,659)
Non-compete agreements	(3,390)	(3,390)
Trade names	(1,770)	(1,651)
Technology	(14,000)	(13,951)
ISO relationships	(7,783)	(7,319)
Total accumulated amortization	(164,375)	(148,708)
Accumulated allowance for impairment	(1,753)	(1,753)
Net carrying value	$145,836	$98,057
Amortization expense for finite-lived intangible assets was $8.7 million and $15.7 million for the three months and six months ended June 30, 2021, respectively, and $8.4 million and $16.9 million for the three months and six months ended June 30, 2020, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets, and other relevant events or circumstances.
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
The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at June 30, 2021.
See Note 4, Acquisitions, for information about other intangible assets recorded in the three months ended June 30, 2021 related to an asset acquisition and a business combination, and see Note 11, Commitments and Contingencies, for information about contingent consideration related to an acquisition consummated in 2019.
6.    PROPERTY, EQUIPMENT, AND SOFTWARE
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
A summary of property, equipment, and software as of June 30, 2021 and December 31, 2020 follows:

(in thousands)	June 30, 2021	December 31, 2020
Furniture and fixtures	$2,795	$2,795
Equipment	11,846	10,216
Computer software	48,143	44,320
Leasehold improvements	6,252	6,250
	69,036	63,581
Less accumulated depreciation	(44,791)	(40,706)
Property, equipment, and software, net	$24,245	$22,875
Depreciation expense for property, equipment, and software totaled $2.0 million and $4.1 million for the three months and six months ended June 30, 2021, respectively, and $1.9 million and $3.7 million for the three months and six months ended June 30, 2020, respectively.
7.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The Company accrues for certain expenses that have been incurred and not paid, which are classified within accounts payable and accrued expenses in the accompanying consolidated balance sheets.
The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either June 30, 2021 or December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accounts payable - trade	$6,094	$4,308
Accrued card network fees	9,505	8,041
	$15,599	$12,349

8.    DEBT OBLIGATIONS
Outstanding debt obligations as of June 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Credit and Guaranty Agreement:
Term facility - Matures April 27, 2027 and bears interest at LIBOR (with a LIBOR "floor" of 1.00%) plus 5.75% at June 30, 2021 (actual rate of 6.75% at June 30, 2021)	$300,000	$—
Revolving credit facility - $40.0 million line, matures April 27, 2026 and bears interest at LIBOR (with a LIBOR "floor" of 1.00%) plus 4.75% at June 30, 2021 (actual rate of 5.75% at June 30, 2021)	30,000	—
Senior Credit Agreement:
Term facility - Original maturity at January 3, 2023 and bore interest at LIBOR (with a LIBOR "floor" of 1.00% beginning March 18, 2020) plus 6.50% at December 31, 2020 (actual rate of 7.50% at December 31, 2020)	—	279,417
Term Loan - Subordinated, original maturity at July 3, 2023 and bore interest at 5.00% plus an applicable margin (actual rate of 12.50% at December 31, 2020)	—	102,623
Total debt obligations	330,000	382,040
Less: current portion of long-term debt	(3,000)	(19,442)
Less: unamortized debt discounts and deferred financing costs	(8,813)	(4,725)
Long-term debt, net	$318,187	$357,873
Credit and Guaranty Agreement
On April 27, 2021, Priority Holdings LLC ("Holdings"), which is a direct wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of Holdings (together with Holdings, collectively, the "Loan Parties"), entered into a Credit and Guaranty Agreement (the "Credit Agreement") with Truist Bank ("Truist") and the lenders party thereto, pursuant to which Holdings has access to senior credit facilities in an aggregate principal amount of $630.0 million which are secured by substantially all of the assets of the Loan Parties and by the equity interests of Holdings.
The credit facilities under the Credit Agreement are comprised of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300.0 million (the "Initial Term Loan"), the proceeds of which were used to fund the refinancing described below, (ii) a senior secured revolving credit facility in an aggregate amount not to exceed $40.0 million outstanding at any time (the “Revolving Credit Facility”) and (iii) a senior secured first lien delayed draw term loan facility in an aggregate principal amount of $290.0 million (the “Delayed Draw Term Loan”), the proceeds of which may be used to fund the Company’s acquisition of Finxera. Until the Delayed Draw Term Loan is drawn, the Loan Parties will pay a fee on the undrawn amounts at a rate of 2.875% per annum from the 46th day after the closing date of the Credit Agreement to the 90th day after closing and 5.75% per annum thereafter for so long as the amounts remain committed and undrawn.
Outstanding borrowings under the Credit Agreement accrue interest using either a base rate (as defined therein) or a LIBOR rate plus an applicable margin per annum, as provided in the Credit Agreement, which includes a LIBOR rate floor of 1.0% per annum. Accrued interest is payable on each interest payment date (as defined in the Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount of the $40.0 million credit line in an amount equal to 0.5% per annum of the unused portion. Under the terms of the Credit Agreement, the future applicable interest rate margins may vary based on the Loan Parties Total Net Leverage Ratio in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowing.
Holdings and certain other Loan Parties have previously entered into (i) the Senior Credit Agreement and (ii) the Term Loan Agreement, both of which are described below. The proceeds from the sale of the Securities (refer to Note 9, Redeemable Senior Preferred Stock and Warrants) and from the Initial Term Loan were used to refinance the Senior Credit Agreement and the Term Loan Agreement and all outstanding obligations thereunder were repaid in full (or in the case of outstanding undrawn letters of credit, deemed issued under the Credit Agreement), and all commitments and guaranties in connection therewith have been terminated or released (the "Refinancing").
Prepayments
Under the Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1.0% penalty for certain prepayments made in connection with repricing transactions. Such premium will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.
Acceleration
The outstanding amount of any loans and any other amounts owing by the Borrowers under the Credit Agreement may, after the occurrence of an Event of Default (as defined in the Credit Agreement), at the option of Truist, be declared immediately due and payable. Events of Default include, without limitation, the failure of the Loan Parties to pay principal, premium or interest when due under the Credit Agreement, or the failure by the Loan Parties to perform or comply with any term or covenant in the Credit Agreement, in each case, subject to any applicable cure periods provided therein.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Loan Parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt of the Loan Parties to the Loan Parties Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is (i) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022, (ii) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023, and (iii) 5.50:1.00 at each fiscal quarter ended September 30, 2023 and each fiscal quarter thereafter.
Senior Credit Agreement
Outstanding borrowings under that certain Credit and Guaranty Agreement, dated as of January 3, 2017 and subsequently amended, with Truist (the "Senior Credit Agreement"), accrued interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per annum, as provided in the amended credit agreement. For the term loan facility of our Senior Credit Agreement, the Sixth Amendment, which was executed on March 18, 2020, thereto provided for a LIBOR "floor" of 1.0% per annum. Accrued interest was payable monthly. The revolving credit facility incurred a commitment fee on any undrawn amount of the $25.0 million credit line, which equated to 0.50% per annum for the unused portion. The outstanding obligations under the Senior Credit Agreement at the time of the Refinancing were $274.6 million.
Term Loan Agreement
Outstanding borrowings under that certain Credit and Guaranty Agreement, dated as of January 3, 2017 and subsequently amended, with Goldman Sachs Specialty Lending Group, L.P. (the "Term Loan Agreement") accrued interest at 5.0%, plus an applicable margin, or percentage per annum, as indicated in the amended credit agreement. Accrued interest was payable quarterly at 5.0% per annum, and the accrued interest attributable to the applicable margin was capitalized as payment-in-kind ("PIK") interest each quarter. The outstanding obligations under the Term Loan Agreement at the time of the Refinancing were $105.1 million, which consisted of the principal amount borrowed under the Term Loan Agreement of $80.0 million plus accumulated PIK interest of $25.1 million.

Contractual Maturities
Based on terms and conditions existing at June 30, 2021, future minimum principal payments for long-term debt are as follows:

(in thousands)	Principal Due
	Credit and Guaranty Agreement
Twelve-month period ending June 30,	Term Loan	Revolver	Total
2022 (current)	$3,000	$—	$3,000
2023	3,000	—	3,000
2024	3,000	—	3,000
2025	3,000	—	3,000
2026	3,000	30,000	33,000
Beyond five years	285,000	—	285,000
Total	$300,000	$30,000	$330,000
Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Credit Agreement.
Interest Expense and Amortization of Deferred Loan Costs and Discounts
Interest expense, including fees for undrawn amounts under the revolving credit facility and the delayed draw term loan facility, as well as amortization of deferred financing costs and debt discounts, was $7.3 million and $16.5 million for the three months and six months ended June 30, 2021, respectively, and $11.7 million and $22.0 million for the three months and six months ended June 30, 2020, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $0.6 million and $1.2 million for the three months and six months ended June 30, 2021, respectively, and $0.7 million and $1.1 million for the three months and six months ended June 30, 2020, respectively.
Deferred Loan Costs and Discounts, and Debt Extinguishment and Modification Expenses
Refinancing: The Initial Term Loan under the Credit Agreement was issued at a discount of $6.4 million. Additionally, the Company incurred approximately $12.9 million of costs for the Refinancing, including $5.7 million of fees related to the Delayed Draw Term Loan that was not drawn at June 30, 2021. The fees related to the Delayed Draw Term Loan have been deferred and included in other non-current assets on the Company’s consolidated balance sheet at June 30, 2021.The Company determined that the issuance of the Initial Term Loan under the Refinancing was partially an extinguishment and a modification. Of the remaining $7.2 million of costs incurred for the Refinancing, the Company recorded approximately $1.9 million as deferred financing costs, which are presented, along with the discount of $6.4 million, as a deduction from the debt obligations on the Company’s consolidated balance sheet at June 30, 2021. Additionally, the Company recorded debt extinguishment and modification costs of $8.3 million during the three months and six months ended June 30, 2021, which consisted primarily of $5.3 million of lender and third-party fees incurred in connection with the Refinancing and a $3.0 million partial write-off of previously deferred fees and costs under the Senior Credit Agreement and the Term Loan Agreement. These costs are reported within other expenses, net on the Company’s consolidated statements of operations.
Senior Credit Agreement: For the Sixth Amendment, executed in the first quarter of 2020, $2.7 million of lender fees were deferred and added to then-existing unamortized loan costs and discount. Approximately $0.4 million of such costs were expensed in connection with the Sixth Amendment during the first quarter of 2020
9.    REDEEMABLE SENIOR PREFERRED STOCK AND WARRANTS
On April 27, 2021, the Company, entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") pursuant to which the Company (i) issued and sold 150,000 shares of redeemable senior preferred stock, par value $0.001 per share (the "Redeemable Senior Preferred Stock", and the shares issued the "Redeemable Senior Preferred Shares") at a purchase price of $150 million, or $1,000 per Redeemable Senior Preferred Share (the "Initial Redeemable Senior Preferred Stock Sale"), less a

$5.0 million discount, and (ii) issued warrants (the "Warrants") to purchase up to 1,803,841 shares of the Company’s common stock, par value $0.001 per share ("Common Stock" and together with the Warrants, the "Securities"), at an exercise price of $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the Warrants.
In addition to the issuance and sale of Redeemable Senior Preferred Shares which occurred on April 27, 2021, pursuant to the Securities Purchase Agreement, upon the consummation of the Company’s acquisition of Finxera and the satisfaction of other customary closing conditions, the Company may issue and sell to the Investors an additional 50,000 shares of Redeemable Senior Preferred Stock, at a purchase price of $50 million, or $1,000 per share (the "Acquisition Redeemable Senior Preferred Stock Sale"), less a discount of $625,000. The Company may also issue and sell to the Investors up to an additional 50,000 shares of Redeemable Senior Preferred Stock, at a purchase price of $1,000 per share, less a discount of $625,000, within 18 months after the consummation of the Acquisition Redeemable Senior Preferred Stock Sale upon the satisfaction of certain customary closing conditions.
The terms of the Redeemable Senior Preferred Shares are more fully described in the Certificate of Designations (“Certificate of Designations”), which establishes the rights, preferences, privileges, qualifications, restrictions and limitations relating to the Redeemable Senior Preferred Shares. The Redeemable Senior Preferred Shares have no stated maturity. The Redeemable Senior Preferred Stock will remain outstanding indefinitely until redeemed in accordance with the terms of the Certificate of Designations or otherwise repurchased by the Company.
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
Dividends
The dividend rate (the "Dividend Rate") will initially be equal to the Three-Month LIBOR Rate (subject to a 1.00% floor) plus 12.00% per annum, reset quarterly as provided in the Certificate of Designations in the Securities Purchase Agreement (the "Certificate of Designations").
The Dividend Rate shall increase automatically by (i) 2.00% per annum effective as of the first day of each Dividend Period, as defined in the Certificate of Designations, in respect of which the Company for any reason does not pay cash Dividends at or greater than the Three-Month LIBOR Rate for such Dividend Period plus 5.00% per annum through the final day of such Dividend Period, (ii) 3.00% per annum effective immediately upon the occurrence of and during the continuance of a Preferred Default, as defined in the Certificate of Designations, and (iii) 5.00% per annum effective immediately upon the 120th calendar day following the approval by the Sale Demand Special Committee of a Sale Transaction, as defined in the Certificate of Designations, if all required stockholder approval shall not have been obtained on or prior to such 120th calendar day, plus an additional 5.00% per annum on the 30th calendar day after such 120th calendar day and on the first day of each subsequent 30 calendar day period, which incremental increase(s) shall continue until such time as the Required Stockholder Approval, as defined in the Certificate of Designations, shall have been obtained.
The Company’s Board of Directors declared a dividend on June 30, 2021 in the amount of $3,412,500, comprised of (i) a cash payment of $1,575,000 determined at a Base Rate of 5.0% plus a LIBOR Rate of 1.0%, and (ii) a PIK of $1,837,500 determined at a Base Rate of 7.0%. The PIK dividend has been added to the carrying amount of the Redeemable Senior Preferred Shares in the Company’s consolidated balance sheet at June 30, 2021.

Redemption
The liquidation preference (the "Liquidation Preference") of the Redeemable Senior Preferred Shares is $1,000 per share of Senior Preferred Stock. Prior to April 27, 2023, the Company may redeem the outstanding shares of Redeemable Senior Preferred Stock, in whole or in part, for cash at a price equal to 100% of the Liquidation Preference plus any accrued and unpaid dividends as of the redemption date.
On and after April 27, 2023, the Company may redeem the outstanding shares of Redeemable Senior Preferred Stock at any time, in whole or in part, for cash at a price equal to the sum of the (a) outstanding Liquidation Preference plus (b) any accrued and unpaid dividends on the shares of Redeemable Senior Preferred Stock redeemed, through and including the applicable redemption date.
Upon the occurrence of a change in control or a liquidation event, the Company will redeem all of the then outstanding Redeemable Senior Preferred Shares for cash at the redemption price described above.
From and after the earliest of (i) October 27, 2028, (ii) 30 days after written notice from the Investors to the Company of a failure by the Company to take steps within its control to prevent the Common Stock from no longer being listed, and (iii) the date that is 90 days following the Company’s failure to consummate when due a Mandatory Redemption of the Redeemable Senior Preferred Stock upon the occurrence of a change in control or liquidation event, the Investors may request the Company to pursue a sale transaction, the proceeds of which would be used to redeem the Redeemable Senior Preferred Shares.
Direct costs associated with the issuance of the Securities were $5.5 million, which along with the $5.0 million discount, have been accounted for as a reduction in the proceeds of the Securities. These net proceeds of $139.5 million have been allocated on the balance sheet to the Redeemable Senior Preferred Shares of $131.4 million, additional paid-in capital of $11.4 million for the warrants, and non-current assets of $3.3 million for the committed financing put right. The Company has presented the Redeemable Senior Preferred Shares in temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method. Such accretion totaled $0.5 million for the three and six months ended June 30, 2021.
The Company used the proceeds from the sale of the Securities to fund the Refinancing (see Note 8, Debt Obligations) and to pay certain fees and expenses relating to the Refinancing and the offering of the Securities.
10.    INCOME TAXES
The Company's effective income tax rate (benefit) for the three months and six months ended June 30, 2021 was (18.7)% and 5.7%, respectively. Our effective income tax rate for the three months ended June 30, 2021 differed from the U.S. statutory rate primarily as a result of changes to our valuation allowance for interest limited under section 163(j) of the Internal Revenue Code.
The Company's effective income tax rate (benefit) for the three months and six months ended June 30, 2020 was (5.6)% and 5.6%, respectively. Our effective income tax rate for the three months ended June 30, 2020 differed from the U.S. statutory rate primarily as a result of changes to our valuation allowance for interest limited under section 163(j) of the Internal Revenue Code and related favorable interest limitation provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").
Valuation Allowance for Deferred Income Tax Assets
The Company considers all available positive and negative evidence to determine whether sufficient taxable income will be generated in the future to permit realization of the existing deferred tax assets. In accordance with the provisions of ASC 740, Income Taxes, the Company is required to provide a valuation allowance against deferred income tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

Based on management’s assessment, as of the second quarter of 2021, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
11.    COMMITMENTS AND CONTINGENCIES
Minimum Annual Commitments with Third-Party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at June 30, 2021, the Company is committed to pay minimum processing fees under these agreements of approximately $14.8 million in 2021 and $7.8 million in both 2022 and 2023.
Commitment to Lend
See Note 12, Related Party Transactions, for information on a loan commitment extended by the Company to another entity.
Contingent Consideration for Acquisitions
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.
On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's Consumer Payments reportable segment. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of June 30, 2021, $4.3 million of the $6.4 million total contingent consideration has been paid to the seller, while the remaining $2.1 million will be payable in the first quarter of 2022 if certain criteria are achieved.
See Note 4, Acquisitions, for information about contingent consideration related to acquisitions consummated in 2021.
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

12.    RELATED PARTY TRANSACTIONS
Commitment to Lend and Warrant to Acquire
During 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company has loaned the entity a total of $3.5 million at June 30, 2021 and December 31, 2020, with a commitment to loan up to a total of $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per annum and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment, and purchase right were not material at inception or at June 30, 2021.
Equity-Method Investment
During the first quarter of 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of other expenses, net on the Company's unaudited condensed consolidated statement of operations.
PHOT Preferred Unit Redemption - Distribution to Non-Controlling Interests
In February 2019, Priority Hospitality Technology, LLC ("PHOT"), a subsidiary of the Company, received a contribution of substantially all of the operating assets of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. PHOT is a part of the Company's Integrated Partners reportable segment. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80.0% owned by the Company’s Chairman and Chief Executive Officer ("CEO"). No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable non-controlling preferred equity interests ("NCIs") in PHOT. Under these redeemable NCIs, the contributors were eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per annum) on any undistributed preferred equity interest ("Total Preferred Equity Interest"). Once the Total Preferred Equity Interest is distributed to the holders, the redeemable NCIs cease to exist. The Company's CEO initially owned 83.3% of the redeemable NCIs, which ownership interest was subsequently reduced to 35.3% through the CEO’s disposition of interests to others.
At the time of contribution, the Company determined that the contributor’s carrying value of the eTab and Cumulus net assets (as a common control transaction under GAAP) were not material. Under the guidance for a common control transaction, the contribution of the eTab and Cumulus net assets did not result in a change of entity or the receipt of a business, therefore the Company’s financial statements for prior periods were not adjusted to reflect the historical results attributable to the eTab net assets. For the period from February 1, 2019 through October 31, 2020, a total of $250,000 of PHOT’s earnings were attributable to the NCIs of PHOT, and this same amount was distributed in cash to the NCIs during the same period.
In November 2020, the Company agreed with the contributors to an exchange of shares of common stock of the Company, or cash, for the remaining undistributed Total Preferred Equity Interests of $4.8 million. An exchange valuation for the Company’s common stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company’s lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021 in connection with the Refinancing.
In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $814,219 of cash for the Total Preferred Equity Interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company’s Executive Vice President of M&A and Corporate Development received 413,081 shares of common stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the common stock valuation in November 2020 and the date of exchange in May 2021, the Company’s common stock price appreciated to $7.75 per share. The Company’s financial statements for the three months ended June 30, 2021 reflect this exchange as a distribution to non-controlling interests at an appreciated common stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to trading restrictions under Securities Rule 144. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of common stock and $0.8 million of cash.

13.    RECONCILIATION OF STOCKHOLDERS' DEFICIT, NON-CONTROLLING INTERESTS AND REDEEMABLE SENIOR PREFERRED STOCK
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2021 and December 31, 2020, the Company has not issued any shares of preferred stock. See Note 9, Redeemable Senior Preferred Stock and Warrants, for information about the Redeemable Senior Preferred Stock.
The following tables provide a reconciliation of the beginning and ending carrying amounts for the periods presented for the components of which is the deficit attributable to stockholders of the Company and equity attributable to non-controlling interest:

(in thousands)									Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)
	Redeemable Senior Preferred Stock (a)		Preferred Stock		Common Stock		Treasury Stock (b)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2021	—	$—	—	$—	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	—	—	—	—	558	—	558
Vesting of stock-based compensation	—	—	—	—	159	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	—	—	—	—	313	—	313
Proceeds from exercise of stock options	—	—	—	—	90	—	—	—	617	—	617
Net loss	—	—	—	—	—	—	—	—	—	(2,679)	(2,679)
March 31, 2021	—	$—	—	$—	67,640	$68	451	$(2,388)	$7,257	$(104,692)	$(99,755)
Equity-classified stock-based compensation	—	—	—	—	—	—	—	—	821	—	821
Vesting of stock-based compensation	—	—	—	—	12	—	—	—	—	—	—
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	150	131,426	—	—	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	30	—	—	—	204	—	204
Cash dividends declared and paid on redeemable senior preferred stock	—	—	—	—	—	—	—	—	(1,575)	—	(1,575)
PIK dividends declared on redeemable senior preferred stock	—	1,838	—	—	—	—	—	—	(1,838)	—	(1,838)
Fair value of warrants issued	—	—	—	—	—	—	—	—	11,357	—	11,357
Accretion of redeemable senior preferred stock discount	—	498	—	—	—		—	—	(498)	—	(498)

Fair value of PHOT preferred units redemption	—	—	—	—	—	—	—	—	(10,777)	—	(10,777)
Fair value of common shares issued for PHOT redemption	—	—	—	—	1,428	2			9,962	—	9,964
Net loss	—	—	—	—	—	—	—	—	—	(9,477)	(9,477)
June 30, 2021	150	$133,762	—	$—	69,110	$70	451	$(2,388)	$14,913	$(114,169)	$(101,574)

(in thousands)							Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	NCI (c)
	Preferred Stock		Common Stock		Treasury Stock (b)
	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2020	—	$—	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654
Equity-classified stock-based compensation	—	—	—	—	—	—	338	—	338	—
Net loss	—	—	—	—	—	—	—	(5,869)	(5,869)	—
March 31, 2020	—	$—	67,061	$68	451	$(2,388)	$3,989	$(133,543)	$(131,874)	$5,654
Equity-classified stock compensation	—	—	—	—	—	—	580	—	580	—
Issue shares of common stock	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(7,858)	(7,858)	—
June 30, 2020	—	$—	67,061	$68	451	$(2,388)	$4,569	$(141,401)	$(139,152)	$5,654
(a)On April 27, 2021, the Company authorized 250,000 shares and issued 150,000 shares of redeemable senior preferred stock with a par value of $0.001 per share for a purchase price of $1,000 per share under the Securities Purchase Agreement.
(b)At cost
(c)Prior to third quarter 2020, this balance was related to the acquisition of certain assets from YapStone, Inc. by the Company's PRET subsidiary during 2019. As part of the consideration for the assets acquired from YapStone, Inc. by PRET, YapStone, Inc. was issued a NCI in PRET with an initial estimated fair value and carrying value of $5,654,000. For all reporting periods since PRET's inception through June 30, 2020, no earnings or losses were attributable to the NCIs of PRET. During the three months ended September 30, 2020, a gain on a sale of assets from PRET resulted in the attribution of a total of $45.1 million to the NCIs of PRET. This amount was also distributed in a final redemption of the NCIs' interests in PRET during the three months ended September 30, 2020.

14.    STOCK-BASED COMPENSATION
Stock-based compensation expense is included in Salary and employee benefits in the accompanying unaudited condensed consolidated statements of operations. The Company recognizes the effects of forfeitures on compensation expense as the forfeitures occur.
Expense recognized for equity-classified stock compensation by plan was as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2018 Equity Incentive Plan	$821	$580	$1,379	$918
In addition, the Company recognized compensation expense of $35 thousand in the three months and six months ended June 30, 2021, and $108 thousand during the three months and six months ended June 30, 2020, related to liability-classified stock compensation under the 2018 Equity Incentive Plan whereby the service inception date preceded the future grant-date.
In March 2021, the Company converted a $313 thousand liability-classified stock compensation accrual for restricted stock units under the 2018 Equity Incentive Plan, whereby the service inception date preceded the future grant-date, to an equity-classified award when the restricted stock units were granted.
Income tax benefit for the stock-based compensation was not material for the three months and six months ended June 30, 2021 and June 30, 2020.
Employee Stock Purchase Plan
On April 16, 2021, the Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan ("2021 Stock Purchase Plan") was adopted by the Board of Directors. The maximum number of shares available for purchase under the plan is 20,000 shares. Shares issued under the plan may be authorized but unissued or reacquired shares of common stock. The plan became effective on July 1, 2021, to all employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days.
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months beginning on July 1, 2021. The plan provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each quarter.
15.    FAIR VALUE
Fair Value Measurements
At June 30, 2021 and December 31, 2020, the Company no longer has any fair value estimates that are required to be remeasured at the end of each reporting period on a recurring basis.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company has provided for allowances when it believes that certain notes receivable may not be collectible. The fair value of the Company's notes receivable, net at June 30, 2021 and December 31, 2020 was approximately $4.2 million and $7.7 million, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations
Outstanding debt obligations (see Note 8, Debt Obligations) are reflected in the Company's consolidated balance sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the of the term loan facility under the Credit and Guaranty Agreement at June 30, 2021 was estimated to be approximately $294.8 million The fair value of the term loan facility under the Borrowers' Senior Credit Agreement at December 31, 2020 was estimated to be approximately $278.0 million. The fair value of these notes at June 30, 2021 and December 31, 2020, with a notional value and carrying value (gross of deferred costs and discounts) of $300 million and $279.4 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the Borrowers' credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the Borrowers' other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.
16.    SEGMENT INFORMATION
At June 30, 2021, the Company has three reportable segments. The Consumer Payments operating segment and the Integrated Partners operating segments are each reported as separate reportable segments. The Commercial Payments and Institutional Services (sometimes referred to as Managed Services) operating segments are aggregated into one reportable segment, Commercial Payments.
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

Information on reportable segments and reconciliations to consolidated revenues, consolidated income (loss) from operations, and consolidated depreciation and amortization are as follows for the periods presented:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Consumer Payments	$119,625	$81,707	$228,018	$167,738
Commercial Payments	4,041	5,654	7,541	12,022
Integrated Partners	1,348	4,995	2,752	9,529
Consolidated revenues	$125,014	$92,356	$238,311	$189,289

Income (loss) from operations:
Consumer Payments	$14,448	$7,270	$27,811	$14,422
Commercial Payments	21	475	(388)	1,239
Integrated Partners	165	845	257	1,213
Corporate	(7,229)	(4,559)	(15,748)	(9,284)
Consolidated income from operations	$7,405	$4,031	$11,932	$7,590

Depreciation and amortization:
Consumer Payments	$10,297	$8,657	$18,876	$17,240
Commercial Payments	73	78	147	154
Integrated Partners	76	1,334	205	2,645
Corporate	277	294	565	596
Consolidated depreciation and amortization	$10,723	$10,363	$19,793	$20,635
A reconciliation of total income from operations of reportable segments to net loss is provided in the following table:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total income from operations of reportable segments	$14,634	$8,590	$27,680	$16,874
Corporate	(7,229)	(4,559)	(15,748)	(9,284)
Interest expense	(7,285)	(11,668)	(16,453)	(21,983)
Debt modification and extinguishment costs	(8,322)	—	(8,322)	(376)
Other income (expenses), net	215	194	(54)	224
Income tax (expense) benefit	(1,490)	(415)	741	818
Net loss	$(9,477)	$(7,858)	$(12,156)	$(13,727)
Substantially all revenue is generated in the United States.
For the three months and six months ended June 30, 2021 and June 30, 2020, no one merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can potentially move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the three months ended June 30, 2021 and June 30, 2020, merchants referred by one ISO organization with potential merchant portability rights generated revenue within the Company's Consumer Payments reportable segment that represented approximately 23.2% and 21.4%, respectively, of the Company's consolidated revenues.

On September 22, 2020, Priority Real Estate Holdings, LLC ("PRET"), a majority-owned and consolidated subsidiary of the Company, sold certain assets comprising its RentPayment business, which was part of the Integrated Partners reportable segment. The allocation of net proceeds from the sale, after transaction costs, to the PRET members included the return of each member’s invested capital in PRET and excess proceeds were distributed in accordance with the distribution provisions of the PRET governing agreement. Approximately $51.4 million and $45.1 million of the excess proceeds were distributed to the Company and the non-controlling interests, respectively. The initial allocation of net proceeds remained subject to final adjustment with the PRET members at December 31, 2020. During the first quarter of 2021, it was determined that an additional $0.5 million of the excess proceeds was due to the non-controlling interests, which amounts were included in other expenses, net in the unaudited condensed consolidated statement of operations.
During the three months and six months ended June 30, 2020, RentPayment generated $4.4 million and $8.2 million of revenue, respectively, and $0.9 million and $1.5 million of income from operations, respectively.
17.     LOSS PER COMMON SHARE
The following tables set forth the computation of the Company's basic and diluted loss per common share:

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and Diluted Loss Per Common Share:
Numerator:
Net loss	$(9,477)	$(7,858)	$(12,156)	$(13,727)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(3,911)	—	(3,911)	—
Less: Non-controlling interest preferred unit redemptions	(10,777)	—	(10,777)	—
Net loss attributable to common stockholders	$(24,165)	$(7,858)	$(26,844)	$(13,727)

Denominator:
Weighted-average common shares outstanding(a)	69,496	67,114	68,525	67,088
Basic and Diluted Loss Per Common Share	$(0.35)	$(0.12)	$(0.39)	$(0.20)
(a)The weighted-average common stock shares outstanding include the 1.8 million warrants issued under the Securities Purchase Agreement (refer to Note 9, Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from loss per common share for the three months and six months ended June 30, 2021 and June 30, 2020 that could be dilutive in future periods were as follows:

(in thousands)	Common Stock Equivalents at
	June 30, 2021	June 30, 2020
Outstanding warrants on common stock (a)	3,556	3,556
Outstanding options and warrants issued to adviser (a)	600	600
Restricted stock unit awards (b)	1,188	371
Liability-classified restricted stock units	118	290
Outstanding stock option awards (b)	1,301	1,607
Total	6,763	6,424
(a)Issued by M.I. Acquisitions, Inc. prior to July 25, 2018.
(b)Granted under the 2018 Equity Incentive Plan.

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

Results of Operations
This section includes a discussion and analysis of our results of operations for the three months ended June 30, 2021 (or second quarter 2021) compared to the three months ended June 30, 2020 (or second quarter 2020), and the six months ended June 30, 2021 (or first half 2021) compared to the six months ended June 30, 2020 (or first half 2020). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our latest Annual Report on Form 10-K.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

(dollars in thousands)	Three Months Ended June 30,
	2021	2020	Change	% Change
REVENUES	$125,014	$92,356	$32,658	35.4%

OPERATING EXPENSES:
Costs of services	89,831	62,398	27,433	44.0%
Salary and employee benefits	10,351	9,556	795	8.3%
Depreciation and amortization	10,723	10,363	360	3.5%
Selling, general and administrative	6,704	6,008	696	11.6%
Total operating expenses	117,609	88,325	29,284	33.2%

Income from operations	7,405	4,031	3,374	83.7%

OTHER EXPENSES:
Interest expense	(7,285)	(11,668)	4,383	(37.6)%
Debt extinguishment and modification costs	(8,322)	—	(8,322)	nm*
Other income, net	215	194	21	10.8%
Total other expenses, net	(15,392)	(11,474)	(3,918)	34.1%
Loss before income taxes	(7,987)	(7,443)	(544)	7.3%
Income tax expense	1,490	415	1,075	259.0%
Net loss	$(9,477)	$(7,858)	$(1,619)	20.6%
*Calculation is not meaningful ("nm").

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

(dollars in thousands)	Six Months Ended June 30,
	2021	2020	Change	% Change
REVENUES	$238,311	$189,289	$49,022	25.9%

OPERATING EXPENSES:
Costs of services	171,694	128,762	42,932	33.3%
Salary and employee benefits	19,899	19,685	214	1.1%
Depreciation and amortization	19,793	20,635	(842)	(4.1)%
Selling, general and administrative	14,993	12,617	2,376	18.8%
Total operating expenses	226,379	181,699	44,680	24.6%

Income from operations	11,932	7,590	4,342	57.2%

OTHER EXPENSES:
Interest (expense) income	(16,453)	(21,983)	5,530	(25.2)%
Debt extinguishment and modification costs	(8,322)	(376)	(7,946)	nm*
Other (expenses) income, net	(54)	224	(278)	(124.1)%
Total other expenses, net	(24,829)	(22,135)	(2,694)	12.2%
Loss before income taxes	(12,897)	(14,545)	1,648	(11.3)%
Income tax benefit	(741)	(818)	77	(9.4)%
Net loss	$(12,156)	$(13,727)	$1,571	(11.4)%
*Calculation is not meaningful ("nm").

The following table shows our reportable segments' financial performance data and selected performance measures for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

(in thousands)	Three Months Ended June 30,
	2021	2020	Change	% Change
Consumer Payments:
Revenue	$119,625	$81,707	$37,918	46.4%
Operating expenses	105,177	74,437	30,740	41.3%
Income from operations	$14,448	$7,270	$7,178	98.7%
Operating margin	12.1%	8.9%
Depreciation and amortization	$10,297	$8,657	$1,640	18.9%

Key Indicators:
Merchant bankcard processing dollar value	$13,875,957	$9,010,908	$4,865,049	54.0%
Merchant bankcard transaction volume	150,598	92,842	57,756	62.2%

Commercial Payments:
Revenue	$4,041	$5,654	$(1,613)	(28.5)%
Operating expenses	4,020	5,179	(1,159)	(22.4)%
Income (loss) from operations	$21	$475	$(454)	(95.6)%
Operating margin	0.5%	8.4%
Depreciation and amortization	$73	$78	$(5)	(6.4)%

Key Indicators:
Merchant bankcard processing dollar value	$75,070	$64,247	$10,823	16.8%
Merchant bankcard transaction volume	47	21	26	123.8%

Integrated Partners:
Revenue	$1,348	$4,995	$(3,647)	(73.0)%
Operating expenses	1,183	4,150	(2,967)	(71.5)%
Income from operations	$165	$845	$(680)	(80.5)%
Operating margin	12.2%	16.9%
Depreciation and amortization	$76	$1,334	$(1,258)	(94.3)%

Key Indicators:
Merchant bankcard processing dollar value	$13,051	$122,089	$(109,038)	(89.3)%
Merchant bankcard transaction volume	136	388	(252)	(64.9)%

Income from operations of reportable segments	$14,634	$8,590	$6,044	70.4%
Less: Corporate expense	(7,229)	(4,559)	(2,670)	(58.6)%
Consolidated income from operations	$7,405	$4,031	$3,374	83.7%
Corporate depreciation and amortization	$277	$294	$(17)	(5.8)%

Key indicators:
Merchant bankcard processing dollar value	$13,964,079	$9,197,245	$4,766,834	51.8%
Merchant bankcard transaction volume	150,781	93,250	57,531	61.7%

The following table shows our reportable segments' financial performance data and selected performance measures for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

(in thousands)	Six Months Ended June 30,
	2021	2020	Change	% Change
Consumer Payments:
Revenue	$228,018	$167,738	$60,280	35.9%
Operating expenses	200,207	153,316	46,891	30.6%
Income from operations	$27,811	$14,422	$13,389	92.8%
Operating margin	12.2%	8.6%
Depreciation and amortization	$18,876	$17,240	$1,636	9.5%

Key Indicators:
Merchant bankcard processing dollar value	$25,747,896	$19,397,656	$6,350,240	32.7%
Merchant bankcard transaction volume	278,086	212,273	65,813	31.0%

Commercial Payments:
Revenue	$7,541	$12,022	$(4,481)	(37.3)%
Operating expenses	7,929	10,783	(2,854)	(26.5)%
(Loss) income from operations	$(388)	$1,239	$(1,627)	(131.3)%
Operating margin	(5.1)%	10.3%
Depreciation and amortization	$147	$154	$(7)	(4.5)%

Key Indicators:
Merchant bankcard processing dollar value	$138,518	$136,925	$1,593	1.2%
Merchant bankcard transaction volume	86	46	40	87.0%

Integrated Partners:
Revenue	$2,752	$9,529	$(6,777)	(71.1)%
Operating expenses	2,495	8,316	(5,821)	(70.0)%
Income from operations	$257	$1,213	$(956)	(78.8)%
Operating margin	9.3%	12.7%
Depreciation and amortization	$205	$2,645	$(2,440)	(92.2)%

Key Indicators:
Merchant bankcard processing dollar value	$24,424	$246,607	$(222,183)	(90.1)%
Merchant bankcard transaction volume	231	836	(605)	(72.4)%

Income from operations of reportable segments	$27,680	$16,874	$10,806	64.0%
Less: Corporate expense	(15,748)	(9,284)	(6,464)	(69.6)%
Consolidated income from operations	$11,932	$7,590	$4,342	57.2%
Corporate depreciation and amortization	$565	$596	$(31)	(5.2)%

Key indicators:
Merchant bankcard processing dollar value	$25,910,838	$19,781,188	$6,129,650	31.0%
Merchant bankcard transaction volume	278,403	213,155	65,248	30.6%

Impact of COVID-19 on Results and Trends
The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, adversely affected commercial activity and contributed to a significant decline in economic activity in 2020, particularly in the second quarter of 2020.
Starting in mid-March 2020 through April 2020, COVID-19 had a significant negative affect on our results. This impact was evident in a decline in merchant bankcard volume and our revenue particularly during the period of restrictive shelter-in-place requirements instituted across the United States toward the end of March 2020 through April 2020. In May 2020, as shelter in place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return, and revenue growth was supplemented by the acceleration of certain specialized product offerings and ecommerce payment transactions. This recovery momentum continued through the second half of 2020 and first half of 2021.
While there continues to be uncertainty regarding the future economic impacts of COVID-19 variants, our operating results reflect a significant recovery from the pandemic's negative affects during the first half of 2020. The pandemic’s future impact on the overall economy and our results are beyond our ability to predict or control.
Revenue
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Consolidated revenue
Our consolidated revenue in second quarter 2021 of $125.0 million increased by $32.7 million, or 35.4%, from revenue in second quarter 2020 of $92.4 million. Revenue growth of $37.9 million in our Consumer Payments segment was partially offset by revenue declines of $1.6 million and $3.6 million in our Commercial Payments and Integrated Partners segments, respectively.
Revenue in Consumer Payments segment
Consumer payments revenue in the second quarter 2021 of $119.6 million increased $37.9 million, or 46.4%, compared to revenue in second quarter 2020 of $81.7 million. This increase was driven by $36.2 million, or 47.6%, revenue growth from our base merchant business, and was supplemented by $1.7 million, or 30.6%, revenue growth from specialized ecommerce merchants. Starting in March 2020 through April 2020, COVID-19 had a significant negative affect on our results. This impact was evident in a decline in merchant bankcard processing dollar value ("volume") and revenue during the period of restrictive shelter-in-place requirements instituted across the United States toward the end of March 2020 through April 2020. In May 2020, as shelter in place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return, and revenue growth was supplemented by the acceleration of ecommerce payment transactions. This recovery momentum continued through the second half of 2020 and first half of 2021. The pandemic’s negative impact to second quarter 2020 revenue contributed to the exceptionally high second quarter 2021 comparative revenue growth rate; however, the pandemic’s precise impact to the second quarter revenue growth rate is not quantifiable by the Company.
Merchant bankcard volume in the second quarter of 2021 of $13.9 billion increased by $4.9 billion, or 54.0%, as compared with $9.0 billion in the second quarter of 2020. Merchant bankcard transactions of 150.6 million in the second quarter of 2021 increased by 62.2%, as compared with 92.8 million in the second quarter of 2020. Average ticket (calculated by dividing bankcard processing dollar value by the associated number of transactions processed) of $92.14 in second quarter 2021 decreased by 5.1%, as compared with $97.06 in second quarter 2020. The pandemic’s influence on consumer behavior impacted the comparative volume, vertical industry mix and overall consumer spending trends. Following the pandemic declaration in March 2020, consumers began to conduct fewer payment transactions at higher average tickets, and card-not-present transactions increased.

Revenue in Commercial Payments segment
Commercial Payments revenue in second quarter 2021 of $4.0 million decreased by $1.6 million, or 28.5%, compared to revenue in second quarter 2020 of $5.7 million. Revenue in this segment is derived primarily from the accounts payable automated solutions business and from our curated managed services business.
Revenue from the accounts payable automated solutions business in the second quarter of 2021 of $1.6 million increased $0.2 million, or 16.3%, from $1.4 million in second quarter of 2020. This increase was due to increased volume from existing customers. Revenue from our curated managed services business in the second quarter of 2021 of $2.4 million decreased by $1.8 million, or 43.3%, from revenue in the second quarter of 2020 of $4.2 million. This decrease was driven by a decline and curtailment in 2020 of a customer’s merchant financing program in response to the COVID-19 related economic conditions and subsequent changes in the customer’s business model. However, this customer initiated a new supplier enablement program during the first quarter of 2021 which contributed $1.1 million of revenue in second quarter 2021.
Revenue in Integrated Partners segment
Integrated Partners revenue in the second quarter of 2021 of $1.3 million decreased by $3.6 million, or 73.0%, compared to revenue in the second quarter of 2020 of $5.0 million. PRET comprised $0.8 million and $4.5 million of this segment's revenue in the second quarter of 2021 and 2020, respectively. Through September 22, 2020, PRET was comprised of our RentPayment and Landlord Station businesses. RentPayment, which was sold on September 22, 2020, generated revenue of $4.4 million in the second quarter of 2020. Simultaneous with the sale of RentPayment, PRET entered into revenue-producing agreements with the buyer to provide ongoing technology support and payment processing services, which offers us an opportunity to expand this relationship and provide payment processing services to existing customers of the buyer. Revenue in the second quarter 2021 of $0.8 million from PRET’s ongoing business increased $0.7 million, or 547.1%, compared with revenue of $0.1 million in the second quarter of 2020. Priority PayRight Health Solutions and PHOT comprise the remainder of this segment's revenue.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Consolidated revenue
Our consolidated revenue in the first half of 2021 of $238.3 million increased by $49.0 million, or 25.9%, from revenue in the first half of 2020 of $189.3 million. Revenue growth of $60.3 million in our Consumer Payments segment was partially offset by revenue declines of $4.5 million and $6.8 million in our Commercial Payments and Integrated Partners segments, respectively.
Revenue in Consumer Payments segment
Consumer payments revenue in the first half of 2021 of $228.0 million increased $60.3 million, or 35.9%, compared to revenue in the first half of 2020 of $167.7 million. This increase was driven by $48.8 million, or 30.6%, revenue growth from our base merchant business, and was supplemented by $11.4 million, or 137.9%, revenue growth from specialized ecommerce merchants. Starting in March 2020 through April 2020, COVID-19 had a significant negative affect on our results. This impact was evident in a decline in merchant bankcard volume and revenue during the period of restrictive shelter-in-place requirements instituted across the United States toward the end of March 2020 through April 2020. In May 2020, as shelter in place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return, and revenue growth was supplemented by the acceleration of ecommerce payment transactions. This recovery momentum continued through the second half of 2020 and first half of 2021. The pandemic’s negative impact to first half 2020 revenue contributed to the exceptionally high first half 2021 comparative revenue growth rate; however, the pandemic’s precise impact to the first half revenue growth rate is not quantifiable by the Company.
Merchant bankcard volume in the first half of 2021 of $25.7 billion increased by $6.4 billion, or 32.7%, as compared with $19.4 billion in the first half of 2020. Merchant bankcard transactions of 278.1 million in the first half of 2021 increased by 31.0%, as compared with 212.3 million in the first half of 2020. Average ticket of $92.59 in the first half of 2021 increased 1.3%, as compared with $91.38 in first half of 2020. The pandemic’s influence on consumer behavior impacted the comparative volume, vertical industry mix and overall consumer spending trends.

Revenue in Commercial Payments segment
Commercial Payments revenue in the first half of 2021 of $7.5 million decreased by $4.5 million, or 37.3%, compared to revenue in the first half of 2020 of $12.0 million. Revenue in this segment is derived primarily from the accounts payable automated solutions business and from our curated managed services business.
Revenue from the accounts payable automated solutions business in the first half of 2021 of $3.3 million increased $0.3 million, or 10.5%, from $3.0 million in the first half of 2020. This increase was due to increased business from existing customers. Revenue from our curated managed services business in the first half of 2021 of $4.2 million decreased by $4.8 million, or 53.1%, from revenue in first half 2020 of $9.0 million. This decrease was driven by a decline and curtailment in 2020 of a customer’s merchant financing program in response to the COVID-19 related economic conditions and subsequent changes in the customer’s business model. However, this customer initiated a new supplier enablement program during the first quarter 2021 which contributed $1.5 million of revenue in the first half of 2021.
Revenue in Integrated Partners segment
Integrated Partners revenue in the first half of 2021 of $2.8 million, decreased by $6.8 million, or 71.1%, compared to revenue in the first half of 2020 of $9.5 million. PRET comprised $1.6 million and $8.5 million of this segment's revenue in the first half of 2021 and 2020, respectively. Through September 22, 2020, PRET was comprised of our RentPayment and our Landlord Station businesses. RentPayment, which was sold on September 22, 2020, generated revenue of $8.2 million in the first half of 2020. Simultaneous with the sale of RentPayment, PRET entered into revenue-producing agreements with the buyer to provide ongoing technology support and payment processing services, which offers us an opportunity to expand this relationship and provide payment processing services to existing customers of the buyer. Revenue in the first half of 2021 of $1.6 million from PRET’s ongoing business increased $1.3 million, or 562.7%, compared with revenue of $0.2 million in the in the first half of 2020. Priority PayRight Health Solutions and PHOT comprise the remainder of this segment's revenue.
Consolidated Operating expenses
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Our consolidated operating expenses in the second quarter of 2021 of $117.6 million increased $29.3 million, or 33.2%, from consolidated operating expenses in the second quarter of 2020 of $88.3 million. This increase was driven by an increase in costs of services. Costs of services is the second quarter of 2021 of $89.8 million increased by $27.4 million or 44.0%, from costs of services in the second quarter of 2020 of $62.4 million due to higher revenues in the second quarter of 2021. Depreciation and amortization expense in the second quarter of 2021 of $10.7 million increased by $0.4 million, or 3.5%, from depreciation and amortization expense in the second quarter of 2020 of $10.4 million. Salary and employee benefits expense in the second quarter of 2021 of $10.4 million increased $0.8 million, or 8.3%, from salary and employee benefits expense in the second quarter of 2020 of $9.6 million, primarily attributable to higher incentive compensation accruals driven by our improved financial results and higher stock-based compensation. Selling, General & Administrative ("SG&A") expense in the second quarter of 2021 of $6.7 million increased $0.7 million, or 11.6%, from SG&A expense in the second quarter of 2020 of $6.0 million, primarily attributable to acquisition and corporate financing activities. During the second quarter of 2021, Corporate SG&A expense included $1.8 million of professional fees and expenses incurred in connection with the pending acquisition of Finxera, the April 2021 debt refinancing and issuance of redeemable senior preferred stock, and other acquisition activities. During the second quarter of 2020, Corporate SG&A expense included $0.5 million of professional fees and expenses primarily incurred in connection with acquisition and litigation activities, and the Integrated Partners segment SG&A expense included $0.8 million of acquisition-related transition services.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Our consolidated operating expenses in the first half of 2021 of $226.4 million increased $44.7 million, or 24.6%, from consolidated operating expenses in the first half of 2020 of $181.7 million. This increase was driven by higher costs of services. Costs of services in the first of half 2021 of $171.7 million increased $42.9 million, or 33.3%, from costs of services in the first of half 2020 of $128.8 million due to higher revenues in the first half of 2021. Depreciation and amortization expense in the first half of 2021 of $19.8 million decreased by $0.8 million, or 4.1%, from depreciation and amortization expense in the first half of 2020 of $20.6 million. Salary and employee benefits expense in the first half of 2021 of $19.9 million increased $0.2 million, or 1.1%, from salary and employee benefits expense in the first half of 2020 of $19.7 million. SG&A expense in the first half of 2021 of $15.0 million increased $2.4 million, or 18.8%, from SG&A expense in the first half of 2020 of $12.6 million. During the first half of 2021, Corporate SG&A expense included $5.5 million of professional fees and expenses incurred in connection with the pending acquisition of Finxera, the April 2021 debt refinancing and issuance of preferred stock, and other acquisition activities. During the first half of 2020, Corporate SG&A expense included $1.0 million of professional fees and expenses primarily incurred in connection with acquisition and litigation activities, and the Integrated Partners segment SG&A expense included $1.7 million of acquisition-related transition services.
Income (loss) from operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Consolidated income from operations in the second quarter of 2021 of $7.4 million increased by $3.4 million, or 83.7%, from $4.0 million in the second quarter of 2020. This increase was the result of $5.2 million of higher revenue less costs of services partially offset by $0.8 million of higher salary and employee benefits expense, $0.7 million of higher SG&A expense and $0.4 million of higher depreciation and amortization expense.
Our Consumer Payments segment contributed $14.4 million in income from operations for the second quarter of 2021, an increase of $7.2 million, or 98.7%, from $7.3 million in the second quarter of 2020. This increase was the result of $9.5 million higher revenue less costs of services and $0.2 million of lower SG&A expense being partially offset by $0.8 million of higher salary and employee benefits expense and $1.6 million of higher depreciation and amortization expense.
Our Commercial Payments segment had an income from operations slightly above breakeven for the second quarter of 2021 compared to income from operations of $0.5 million for the second quarter of 2020. This decline was primarily the result of $0.5 million of lower revenues less costs of services.
Our Integrated Partners segment contributed income from operations of $0.2 million for the second quarter of 2021, a decrease of $0.7 million compared to $0.8 million of income from operations for the second quarter of 2020. The decrease was driven by the September 2020 sale of PRET’s RentPayment business. Revenues less costs of services decreased by $3.7 million, which was largely offset by decreases in SG&A of $1.2 million, depreciation and amortization expense of $1.3 million and salary and employee benefits of $0.6 million.
Corporate expenses were $7.2 million for the second quarter of 2021, an increase of $2.7 million from expenses of $4.6 million for the second quarter of 2020. This increase was driven by a $2.1 million increase in professional fees and expenses and a $0.6 million increase in salaries and employee benefits, as described above in the prior section for Consolidated Operating Expenses.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Consolidated income from operations in the first half of 2021 of $11.9 million increased by $4.3 million, or 57.2%, from $7.6 million in the first half of 2020. This increase was the result of $6.1 million of higher revenue less costs of services and $0.8 million of lower depreciation and amortization expense being partially offset by $0.2 million of higher salary and employee benefits expense and $2.4 million of higher SG&A expense.
Our Consumer Payments segment contributed $27.8 million in income from operations in the first half of 2021, an increase of $13.4 million, or 92.8%, from $14.4 million in the first half of 2020. This increase was the result of $15.0 million higher revenue less costs of services and $0.7 million of lower SG&A expense being partially offset by $0.7 million of higher salary and employee benefits expense and $1.6 million of higher depreciation and amortization expense.
Our Commercial Payments segment had a loss from operations of $0.4 million in the first half of 2021 compared to income from operations of $1.2 million in the first half of 2020. This $1.6 million decline was the result of $2.0 million of lower revenues less costs of services, partially offset by $0.4 million of lower salary and employee benefits.

Our Integrated Partners segment contributed income from operations of $0.3 million in the first half of 2021, a decrease of $1.0 million compared to $1.2 million of income from operations in the first half of 2020. The decrease was driven by the September 2020 sale of PRET’s RentPayment business. Revenues less costs of services decreased by $7.0 million, which was largely offset by decreases in SG&A of $2.4 million, depreciation and amortization expense of $2.4 million and salary and employee benefits of $1.2 million.
Corporate expenses were $15.7 million in the first half of 2021, an increase of $6.5 million from expenses of $9.3 million in the first half of 2020. This increase was driven by a $5.3 million increase in professional fees and expenses and a $1.2 million increase in salaries and employee benefits, as described above in the prior section for Consolidated Operating Expenses.
Interest expense
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Interest expense in the second quarter of 2021 of $7.3 million decreased by $4.4 million, or 37.6%, from $11.7 million in the second quarter of 2020. This decline was primarily driven by lower outstanding debt resulting from the $106.5 million senior debt principal repayment in September 2020 and the $104.5 million subordinated debt retirement in April 2021. Proceeds from the RentPayment sale in September 2020 were used to fund the senior debt principal repayment, and proceeds from the issuance of our redeemable senior preferred stock in April 2021 were used to fund the subordinated debt retirement. The senior debt refinancing in April 2021 reduced the interest rate on our senior indebtedness by 75 basis points.
Interest expense included cash interest, payment-in-kind interest, and amortization of deferred financing costs and debt discounts. During the second quarter of 2021 and 2020, interest expense was comprised of:

(dollars in thousands)	Three Months Ended June 30,
	2021	2020
Cash	$5,606	$8,854
Payment-in-kind	588	2,024
Amortization and other	1,091	790
	$7,285	$11,668
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Interest expense in the first half of 2021 of $16.5 million decreased by $5.5 million, or 25.2%, from $22.0 million in the first half of 2020. This decline was primarily driven by the factors described above for the three months ended June 30, 2021 compared to three months ended June 30, 2020.
Interest expense included cash interest, payment-in-kind interest, and amortization of deferred financing costs and debt discounts. During the first half of 2021 and 2020, interest expense was comprised of:

(dollars in thousands)	Six Months Ended June 30,
	2021	2020
Cash	$12,159	$17,040
Payment-in-kind	2,512	3,415
Amortization and other	1,782	1,528
	$16,453	$21,983

Debt extinguishment and modification costs
Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
During April 2021, we wrote off unamortized deferred costs and discounts of $3.0 million associated with the retirement of our subordinated debt facility and refinancing of our senior debt facility, and expensed $5.3 million of third-party costs incurred in connection with the refinancing. In the first quarter of 2020, we expensed $0.4 million of third-party costs incurred in connection with the amendment of our debt facilities.
Income taxes
We assess all available positive and negative evidence to estimate whether sufficient taxable income will be generated in the future to permit use of the existing deferred tax assets. ASC 740, Income Taxes, requires that all sources of future taxable income be considered in making this determination. The Tax Cuts and Jobs Act of 2017 amended section 163(j) of the Internal Revenue Code. Section 163(j), as amended, limits the business interest deduction to 30% of ATI. For taxable years through 2021, the calculation of Available Taxable Income ("ATI") closely aligns with EBITDA. Commencing in 2022, the ATI limitation more closely aligns with EBITDA, without adjusting for depreciation and amortization. Any business interest in excess of the annual limitation is carried forward indefinitely. In March 2020, the CARES Act was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020.
With respect to recording a deferred tax benefit for the carryforward of business interest expense, GAAP applies a "more likely than not" threshold for assessing recoverability. Based on management’s assessment, as of the second quarter of 2021 the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the fiscal three- and six-month periods ended June 30, 2021. We determined that since small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of the year to date tax provision for the fiscal three and six month periods ended June 30, 2021.
Financial Condition
The following discussion describes key changes that have occurred to our consolidated balance sheet at June 30, 2021 compared to December 31, 2020.
Total current assets of $86.3 million at June 30, 2021 decreased by $49.6 million from $135.9 million at December 31, 2020 due primarily to the following factors:
Cash
Unrestricted cash of $11.1 million at June 30, 2021 increased by $1.9 million from $9.2 million at December 31, 2020. Net unrestricted cash provided by operating activities of $15.5 million and net cash provided by financing activities of $69.4 million were largely offset by 83.1 million used in investing activities. Cash used in investing activities was comprised of capitalized software development of $3.7 million, purchases of property and equipment of $1.5 million, and acquisitions of a business and intangible assets of $77.9 million. Net cash provided by financing activities was comprised of net repayments of long-term debt totaling $384.6 million, primarily in connection with the April 2021 debt refinancing, payment of debt issuance and modification costs of $7.6 million, borrowings under the revolving credit facility of $30.0 million, proceeds from issuing senior preferred equity of $150.0 million, payment of $10.5 million of preferred equity issuance fees and costs, payment of the cash portion of redeemable senior preferred stockholder dividends of $1.6 million, proceeds from the exercise of stock options of $0.8 million and cash distribution to non-controlling interests in a subsidiary of $0.8 million.

Restricted cash
Restricted cash of $18.2 million decreased by $60.6 million in first half 2021, largely attributable to the transfer of customer restricted cash from a Priority-owned account to a bank-owned FBO account resulting from a change in our business practice for certain types of customer deposits and cash advance payments.
Accounts receivable, net of allowance for doubtful accounts
Accounts receivable, net of $50.6 million increased $9.3 million in first half 2021, largely attributable to higher revenue.
Total assets of $442.9 million at June 30, 2021 decreased by $25.0 million from $417.8 million at December 31, 2020 due primarily to the $49.6 million decrease in current assets and the following increases in long-term assets:
Goodwill
Goodwill of $124.1 million increased $17.2 million in the first half of 2021, resulting from the acquisition of C&H Financial Services, Inc. in June 2021.
Intangible assets
Intangible assets, net of accumulated amortization, of $145.8 million increased $47.8 million in first half 2021, resulting from amortization expense of $15.7 million and total additions of $63.4 million from the tuck-in acquisitions in April and June 2021.
Other non-current assets
Other non-current assets of $10.9 million increased $8.9 million in first half 2021, resulting largely from value allocation of $3.3 million to a put right related to future issuance of up to $100 million of additional redeemable senior preferred stock to provide partial financing for the pending acquisition of Finxera and other permitted acquisitions, and $5.7 million of underwriting fees paid in connection with the delayed draw term loan facility, the proceeds of which may be used to provide partial financing for the pending acquisition of Finxera. The April 2021 issuance of redeemable senior preferred stock and debt refinancing are discussed below in the subsequent section for Liquidity and Capital Resources.
Total current liabilities of $84.2 million at June 30, 2021 decreased by $64.7 million from $148.8 million at December 31, 2020 due primarily to the following factors:
Settlement obligations
Settlement obligations of $11.3 million at June 30, 2021 decreased by $61.6 million from $72.9 million at December 31, 2020 largely attributable to the transfer of customer restricted cash from a Priority-owned account to a bank-owned FBO account resulting from a change in our business practice for certain types of customer cash advance activities. This decrease is directly correlated with the corresponding decrease in restricted cash.
Current portion of long-term debt
Current portion of long-term debt of $3.0 million at June 30, 2021 decreased by $16.4 million from $19.4 million at December 31, 2020 due to the April 2021 debt refinancing, which reduced minimum annual amortization to quarterly installments in aggregate annual amounts equal to 1.0% of original principal, with the balance paid upon maturity in April 2027. The April 2021 debt refinancing is discussed below in the subsequent section for Liquidity and Capital Resources.
Total liabilities of $410.7 million at June 30, 2021 decreased by $105.7 million from $516.4 million at December 31, 2020 due primarily to the $64.7 million decrease in current liabilities and the following changes in long-term liabilities:

Long-term debt, net of current portion, discounts and debt issuance costs
Long-term debt of $318.2 million, including borrowings under the revolving credit facility of $30.0 million at June 30, 2021 decreased by $39.7 million from $357.9 million at December 31, 2020 due largely to the April 2021 debt refinancing. Borrowings under the revolving credit facility of $30.0 million at June 30, 2021 increased by $30.0 million from no outstanding borrowings at December 31, 2020. In June 2021, $30.0 million was borrowed under the revolving credit facility to partially fund the acquisition of C&H Financial Services, Inc. The April 2021 debt refinancing is discussed below in the subsequent section for Liquidity and Capital Resources.
Redeemable senior preferred stock:
Redeemable senior preferred stock of $133.8 million at June 30, 2021 increased by $133.8 million due to the April 2021 issuance and sale of the Initial Redeemable Senior Preferred Stock. The April 2021 issuance of redeemable senior preferred stock is discussed below in the subsequent section for Liquidity and Capital Resources.
The Company issued $150 million of redeemable senior preferred stock along with detachable Warrants to purchase up to 1,803,841 shares of the Company’s common stock, par value $0.001 per share, at an exercise price $0.001. The Company received a commitment from the investors to purchase up to an additional $100 million of redeemable senior preferred stock to provide partial financing for the pending Finxera acquisition and other permitted acquisitions. Issuance fees and costs of $10.5 million were paid by the Company in connection with this transaction. The net proceeds of $139.5 million were allocated on the balance sheet, based upon valuations, to the redeemable senior preferred stock of $131.4 million, additional paid-in capital of $11.4 million for the warrants, and non-current assets of $3.3 million for the committed financing put right.
Stockholders' deficit:
Stockholders' deficit of $101.6 million at June 30, 2021 increased by $3.0 million from a deficit of $98.6 million at December 31, 2020. Accumulated deficit of $114.2 million increased $12.2 million in the first half of 2021 due to the net loss of $12.2 million.
Additional paid-in capital of $14.9 million increased $9.1 million in first half 2021. Total increases of $23.8 million resulted from $11.4 million from issuance of detachable warrants, $10.0 million from issuance of common stock in redemptions of non-controlling interest preferred units, $1.7 million from stock-based compensation, and $0.8 million from stock option exercises. Total decreases of $14.7 million resulted from $10.8 million of non-controlling interest preferred unit redemptions and $3.9 million of dividends to redeemable senior preferred stockholders, including $0.5 million of discount accretion. The preferred unit redemption is discussed below in PHOT Preferred Unit Redemption – Distribution to Non-Controlling Interests.
Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, technology solutions, and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit facility are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management’s estimates and assumptions, including utilizing the most currently available information regarding the effects of the COVID-19 pandemic on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and ultimately could negatively impact our liquidity and capital resources.
Our principal uses of cash are to fund business operations, administrative costs, and debt service.
Our working capital, defined as current assets less current liabilities, was $2.2 million at June 30, 2021 and $(13.0) million December 31, 2020, respectively. At June 30, 2021, we had $30.0 million outstanding under the $40.0 million revolving credit facility of our Senior Credit Agreement.

The following tables and narrative reflect our changes in cash flows for the comparative six month periods ended June 30, 2021 and 2020:

(dollars in thousands)	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(45,124)	$9,822
Investing activities	(83,082)	(7,535)
Financing activities	69,429	(1,752)
Net (decrease) increase in cash and restricted cash	$(58,777)	$535
Cash (Used In) Provided By Operating Activities
Net cash used in operating activities, which includes changes in restricted cash, was $45.1 million in the first half of 2021 compared to net cash provided by operating activities of $9.8 million in the first half of 2020. Restricted cash operating activities, which are operating activities related to disbursement and receipt of restricted cash held on behalf of customers, used $60.6 million of cash in the first half of 2021 and used $2.1 million of cash in the first half of 2020. This comparative change in restricted cash flow is driven by the June 2021 transfer of customer restricted cash from a Priority-owned account to a bank-owned FBO account resulting from a change in our business practice for certain types of customer cash advance activities. Unrestricted cash activities provided $15.5 million of cash in the first half of 2021 and provided $11.9 million of cash in the first half of 2020.
Cash Used In Investing Activities
Net cash used in investing activities was $83.1 million in the first half 2021 compared to net cash used in investing activities of $7.5 million in the first half of 2020. Cash used to acquire intangible portfolio assets amounted to $43.4 million in the first half of 2021 compared to $3.3 million in the first half of 2020. Cash used to acquire a business in the first half of 2021 amounted to $34.5 million. Cash used to acquire property, equipment, and software amounted to $5.2 million in the first half of 2021 and $4.2 million in the first half of 2020.
Cash Provided By (Used In) Financing Activities
Net cash provided by financing activities was $69.4 million in the first half of 2021 compared to net cash used in financing activities of $1.8 million in the first half of 2020. In the first half of 2021, total debt principal repayments were $384.6 million; proceeds from the issuance of long-term debt, net of deferred discounts and debt issuance costs, were $286.0 million; proceeds from borrowings under the revolving credit facility were $30.0 million; proceeds from issuance of senior preferred equity, net of discounts and issuance costs, were $139.5 million; cash portion of dividend paid to redeemable senior preferred stockholder was $1.6 million; cash portion of preferred unit redemption to non-controlling interests was $0.8 million and proceeds from exercise of stock options was $0.8 million. In the first half of 2020, senior debt principal repayments of $2.0 million and debt modification costs of $2.7 million were offset by $3.0 million of net borrowings under the revolving credit facility.
Long-Term Debt at June 30, 2021
On April 27, 2021, we refinanced our previous credit facilities by entering into a new Credit Agreement. The Credit Agreement, is comprised of a senior secured first lien term loan facility in an aggregate principal amount of $300.0 million (the "Initial Term Loan", or "Term Loan"), a senior secured revolving credit facility in an aggregate amount not to exceed $40.0 million outstanding at any time, and a senior secured first lien delayed draw term loan facility in an aggregate principal amount of $290.0 million ("Delayed Draw Term Loan", or "Term Loan"), the proceeds of which may be used to fund the Company’s acquisition of Finxera. The Term Loan’s interest rate is LIBOR (1.0% floor) plus 5.75%, which is a 75 basis point reduction from LIBOR (1.0% floor) plus 6.5% under the prior senior indebtedness.
As of June 30, 2021, we had outstanding debt obligations of $330.0 million compared to $382.0 million at December 31, 2020, a decrease of $52.0 million. The debt balance at June 30, 2021 consisted of $300.0 million outstanding under the Initial Term Loan and $30 million outstanding under the revolving credit facility. Minimum amortization of the Initial Term Loan are equal quarterly installments in aggregate annual amounts equal to 1.0% of original principal, with the balance paid upon maturity. The Initial Term Loan matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Loan Parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022, 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023, and 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter.
As of June 30, 2021, we were in compliance with our financial covenants. Total Net Leverage Ratio, Consolidated Total Debt, and Consolidated Adjusted EBITDA are defined in the Credit and Guaranty Agreement and are summarized below:
•The Total Net Leverage Ratio means, at any date of determination, the ratio of Consolidated Total Debt for such date, to Consolidated Adjusted EBITDA.
•Consolidated Total Debt is the aggregate principal amount of indebtedness minus the aggregate amount of unrestricted cash at the balance sheet date.
•Consolidated Adjusted EBITDA is consolidated net income plus any applicable items determined in accordance with clauses (i)(b) through (i)(x) of the Consolidated Adjusted EBITDA definition, minus any applicable items determined in accordance with clauses (ii)(a) through (ii)(h) of the Consolidated Adjusted EBITDA.
Under the provisions of the agreement, calculation of Consolidated Adjusted EBITDA is determined on a last twelve months basis.

Consolidated Adjusted EBITDA is a non-GAAP liquidity measure. For determining the Total Net Leverage Ratio at June 30, 2021, Consolidated Adjusted EBITDA was calculated as follows in accordance with the referenced clause definitions from the Credit and Guaranty Agreement executed on April 27, 2021:

(in thousands)	Last Twelve Months Ended
June 30, 2021
Consolidated Net Income (GAAP)	$27,232
Applicable Adjustments:
Gain on sale of business, less amounts attributable and paid to NCIs (clause (ii)(c))	(62,091)
Interest expense (clause (i)(b))	39,309
Depreciation and amortization (clause (i)(d))	39,933
Income tax expense (clause (i)(c))	10,976
Non-cash stock-based compensation (clause (i)(j))	2,818
Acquisition transition services (clause (i)(k))	903
Debt extinguishment and modification expenses (clause (i)(h))	9,845
Impairment of intangible asset (clause (i)(f))	1,753
Provision for allowance for note receivable (clause (i)(f))	467
Change in fair value of contingent consideration for business combinations (clause (ii)(a))	(360)
Certain legal fees and expenses (clause (i)(m))	4,406
Litigation settlement recoveries (clause (i)(k))	(798)
Professional, accounting and consulting fees (clause (i)(k))	2,021
Other professional and consulting fees (clause (i)(h))	1,724
Other adjustments (clause (i)(k))	325
Pro forma impact of disposal	(2,459)
Pro forma impact of acquisitions and transactions	16,900
Consolidated Adjusted EBITDA (non-GAAP)	$92,904
At June 30, 2021, the Total Net Leverage Ratio was 3.43:1.00, calculated as follows:

(in thousands, except ratio)	June 30, 2021
Consolidated Total Debt:
Current portion of long-term debt	$3,000
Long-term debt, net of discounts and deferred financing costs	318,187
Unamortized debt discounts and deferred financing costs	8,813
330,000
Less unrestricted cash	(11,111)
Consolidated Net Debt	$318,889

Total Net Leverage Ratio	3.43x

Redeemable Senior Preferred Stock.
On April 27, 2021, we entered into the Securities Purchase Agreement with credit funds managed by certain affiliates of Ares Management Corporation ("Investors"), pursuant to which we issued and sold 150,000 shares of Redeemable Senior Preferred Stock, par value $0.001 per share, at a purchase price of $150.0 million, or $1,000 per Redeemable Senior Preferred Share, less a $5.0 million discount, and issued Warrants to purchase up to 1,803,841 shares of the Company’s common stock, par value $0.001 per share, at an exercise price $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the Warrants.
In addition to the issuance and sale of the Initial Redeemable Senior Preferred Stock, under the Securities Purchase Agreement, upon the consummation of the Company’s acquisition of Finxera, we may issue and sell to the Investors an additional 50,000 shares of Redeemable Senior Preferred Stock, at a purchase price of $50.0 million, or $1,000 per share ("Acquisition Redeemable Senior Preferred Stock"), less a discount of $625,000. We may also issue and sell to the Investors up to an additional 50,000 shares of Redeemable Senior Preferred Stock, at a purchase price of $1,000 per share, less a discount of $625,000, within 18 months after the consummation of the Acquisition Redeemable Senior Preferred Stock sale, upon the completion of a permitted acquisition and satisfaction of certain customary closing conditions.
We used the proceeds from the sale of the Initial Redeemable Senior Preferred Stock to repay our subordinated debt, pay certain fees and expenses relating to the debt refinancing and the Securities Purchase Agreement, and fund an April 2021 asset acquisition.
On April 27, 2021 the Company entered into a Registration Rights Agreement, by and among the Company and the Investors pursuant to which the Company agreed to provide certain registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants (the "Registrable Securities").
Under the Registration Rights Agreement, the holders of the Registrable Securities were granted piggyback rights to be included in certain underwritten offerings of Common Stock and the right to demand a shelf registration of Registrable Securities.
The Redeemable Senior Preferred Stock has a quarterly cumulative preferred dividend at LIBOR plus 12.0%, with a cash portion at the discretion of the Company at LIBOR (1.0% floor) plus 5.0% and PIK portion at 7.0%. The dividend is subject to a 2.0% increase if the Company elects the cash portion to be added to PIK. There are scheduled dividend rate increases after the fifth anniversary of issuance. In June 2021, the Company’s Board of Directors declared and authorized the second quarter 2021 dividend with a 6.0% cash portion of $1.6 million and a 7.0% PIK portion of $1.8 million. The Company paid the dividend on June 30, 2021. Additionally, the Company recorded $0.5 million of discount accretion.
Impact of COVID-19 Pandemic on Liquidity and Capital Resources
Our current assessment is that we anticipate cash on hand, funds generated from operations and available borrowings under our revolving credit facility to be sufficient to meet our working capital requirements, and that we will remain in compliance with our debt covenants. However, the ongoing magnitude, duration and effects of the COVID-19 pandemic on our future results of operation, cash flows, and financial condition are difficult to predict at this time, and our current assessment is subject to material revision.
Related Party Transactions
PHOT Preferred Unit Redemption - Distribution to Non-Controlling Interests
In February 2019, PHOT, a subsidiary of the Company, received a contribution of substantially all of the operating assets eTab and Cumulus under asset contribution agreements. PHOT is a part of the Company’s Integrated Partners reportable segment. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80.0% owned by the Company’s CEO. No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable NCIs in PHOT. Under these redeemable NCIs, the contributors were eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per annum) on any undistributed preferred equity interest ("Total Preferred Equity Interest"). Once the Total Preferred Equity Interest is distributed to the holders, the redeemable NCIs cease to exist. The Company’s CEO initially owned 83.3% of the redeemable NCIs, which ownership interest was subsequently reduced to 35.3% through the CEO’s disposition of interests to others.
At the time of contribution, the Company determined that the contributor’s carrying value of the eTab and Cumulus net assets (as a common control transaction under GAAP) were not material. Under the guidance for a common control transaction, the contribution of the eTab and Cumulus net assets did not result in a change of entity or the receipt of a business, therefore the Company’s financial statements for prior periods were not adjusted to reflect the historical results attributable to the eTab net assets. For the period from February 1, 2019 through October 31, 2020, a total of $250,000 of PHOT’s earnings were attributable to the NCIs of PHOT, and this same amount was distributed in cash to the NCIs during the same period.
In November 2020, the Company agreed with the contributors to an exchange of shares of common stock of the Company, or cash, for the remaining undistributed Total Preferred Equity Interests of $4.8 million. An exchange valuation for the Company’s common stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company’s lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021 in connection with the debt refinancing. The April 2021 debt refinancing is discussed above in the prior section for Liquidity and Capital Resources.
In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $814,219 of cash for the Total Preferred Equity Interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company’s Executive Vice President of M&A and Corporate Development received 413,081 shares of common stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the common stock valuation in November 2020 and the date of exchange in May 2021, the Company’s common stock price appreciated to $7.75 per share. The Company’s financial statements for the three-months ended June 30, 2021 reflect this exchange as a distribution to non-controlling interests at an appreciated common stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to Rule 144 trading restrictions. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of common stock and $0.8 million of cash.
Off-Balance Sheet Arrangements
We have not entered into any other transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.
Commitments and Contractual Obligations
Commitments
See Note 4, Acquisitions, and Note 11, Commitments and Contingencies, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheets as of June 30, 2021 or December 31, 2020.
Contractual Obligations
Except as described in the following, there have been no significant changes to our contractual obligations compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report for the year ended December 31, 2020. Changes in the minimum annual spend commitments with third-party processor partners and contingent consideration for acquisitions are further described in Note 11, Commitments and Contingencies. For an updated schedule of debt repayments under the Credit and Guaranty Agreement executed on April 27, 2021, see Note 8, Debt Obligations. Also, at December 31, 2020, the Company accrued approximately $6.2 million for the remaining cash consideration it estimates it will be required to pay under an assignment of merchant portfolio rights agreement and related reseller agreement it executed with a third-party in October 2019. Payments are required to be made on a quarterly basis through September 30, 2022. The Company continues to review its estimate of the remaining consideration to be paid and will adjust its obligation accordingly if deemed necessary. As of June 30, 2021, the only change in the amounts accrued was for the required payment made in the first and second quarters of 2021.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates as of June 30, 2021.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021.
b)  Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
N/A
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
N/A
ITEM 4. MINE SAFETY DISCLOSURES
N/A
ITEM 5. OTHER INFORMATION
N/A

ITEM 6. EXHIBITS

Exhibit		Description

3.1		Certificate of Designations of Redeemable Senior Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed May 3, 2021).
3.2		Second Amended and Restated Certificate of Incorporation of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed July 31, 2018).
3.3	*	Certificate of Amendment to the Certificate of Incorporation of Priority Technology Holdings, Inc.
4.1		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 3, 2021).
10.1
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the current Report on Form 8-K, filed September 1, 2020).

10.2	*	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3†
Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed May 3, 2021).

10.4†
Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors, named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed May 3, 2021).

10.5†		Credit Agreement, dated as of April 27, 2021, among the Loan Parties named therein and Truist Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed May 3, 2021).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

                        PRIORITY TECHNOLOGY HOLDINGS, INC.

August 16, 2021	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

August 16, 2021	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial Officer)