Form 10-Q
period 2021-09-30
Priority Technology Holdings, Inc.
filed 2021-11-15
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021

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

As of November 9, 2021, a total of 77,249,080 shares of common stock, par value $0.001 per share, were issued and 76,635,141 shares were outstanding.

Priority Technology Holdings, Inc.
Quarterly Report on Form 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Priority Technology Holdings, Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16,974	$9,241
Restricted cash	17,258	78,879
Accounts receivable, net of allowances of $479 and $574, respectively	52,651	41,321
Prepaid expenses and other current assets	13,331	3,500
Current portion of notes receivable, net of allowances of $467 and $467, respectively	152	2,190
Settlement assets and customer account balances	480,315	753
Total current assets	580,681	135,884
Notes receivable, less current portion	3,977	5,527
Property, equipment and software, net	24,915	22,875
Goodwill	372,702	106,832
Intangible assets, net	346,695	98,057
Deferred income taxes, net	3,462	46,697
Other non-current assets	2,752	1,957
Total assets	$1,335,184	$417,829
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$42,103	$29,821
Accrued residual commissions	27,984	23,824
Customer deposits and advance payments	3,597	2,883
Current portion of long-term debt	6,200	19,442
Settlement and customer account obligations	489,326	72,878
Total current liabilities	569,210	148,848
Long-term debt, net of current portion, discounts and debt issuance costs	619,957	357,873
Other non-current liabilities	14,111	9,672
Total non-current liabilities	634,068	367,545
Total liabilities	1,203,278	516,393
Commitments and contingencies (Note 12)
Redeemable senior preferred stock:
Redeemable senior preferred stock - $0.001 par value per share; 250,000 shares authorized; 225,000 issued and outstanding at September 30, 2021; none authorized, issued or outstanding at December 31, 2020	205,318	—
Stockholders' deficit:
Preferred stock - $0.001 par value per share; 100,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock - $0.001 par value per share; 1,000,000,000 shares authorized; 77,185,920 shares issued at September 30, 2021 and 67,842,204 shares issued at December 31, 2020; 76,571,981 shares outstanding at September 30, 2021 and 67,390,980 shares outstanding at December 31, 2020	77	68
Additional paid-in capital	44,640	5,769
Treasury stock at cost, 613,939 shares at September 30, 2021 and 451,224 shares at December 31, 2020	(3,411)	(2,388)
Accumulated deficit	(114,718)	(102,013)
Total stockholders' deficit	(73,412)	(98,564)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,335,184	$417,829

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$132,542	$108,962	$370,853	$298,251
Operating expenses
Costs of services	92,833	74,971	264,527	203,733
Salary and employee benefits	11,909	10,010	31,808	29,695
Depreciation and amortization	12,330	10,251	32,123	30,886
Selling, general and administrative	7,220	6,688	22,213	19,305
Total operating expenses	124,292	101,920	350,671	283,619
Operating income	8,250	7,042	20,182	14,632
Other (expenses) income
Interest expense	(8,155)	(13,471)	(24,608)	(35,454)
Debt extinguishment and modification costs	—	(1,523)	(8,322)	(1,899)
Gain on sale of business	—	107,239	—	107,239
Other income, net	146	190	92	414
Total other (expenses) income, net	(8,009)	92,435	(32,838)	70,300
Income (loss) before income taxes	241	99,477	(12,656)	84,932
Income tax expense	790	13,737	49	12,919
Net (loss) income	(549)	85,740	(12,705)	72,013
Dividends and accretion attributable to redeemable senior preferred stockholders	(5,813)	—	(9,724)	—
Non-controlling interest preferred unit redemptions	—	—	(10,777)	—
Less net income attributable to redeemable non-controlling interests and redeemed non-controlling interests	—	(45,348)	—	(45,348)
Net (loss) income attributable to common stockholders	$(6,362)	$40,392	$(33,206)	$26,665

(Loss) earnings per common share:
Basic	$(0.09)	$0.60	$(0.48)	$0.40
Diluted	$(0.09)	$0.60	$(0.48)	$0.40

Weighted-average common shares outstanding:
Basic	71,979	67,167	69,689	67,114
Diluted	71,979	67,286	69,689	67,131

See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(12,705)	$72,013
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain and transaction costs recognized on sale of business	—	(111,611)
Depreciation and amortization of assets	32,123	30,886
Stock-based compensation	2,349	1,627
Amortization of debt issuance costs and discounts	1,607	1,798
Write-off of deferred loan costs and discount	2,580	1,523
Deferred income tax provision (benefit)	(160)	6,695
Payment-in-kind interest	(23,715)	6,643
Impairment charge for intangible asset	—	980
Other non-cash items, net	(39)	211
Change in operating assets and liabilities (net of acquisitions):
Accounts receivable	(10,847)	(3,962)
Prepaid expenses and other current assets	(1,947)	(296)
Income taxes (receivable) payable	(1,541)	6,026
Notes receivable	(190)	(398)
Accounts payable and other accrued liabilities	9,192	287
Customer deposits and advance payments	713	(1,479)
Other assets and liabilities, net	13	(512)
Net cash (used in) provided by operating activities	(2,567)	10,431
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(407,129)	—
Proceeds from sale of business	—	179,416
Additions to property, equipment and software	(7,530)	(6,011)
Acquisitions of intangible assets	(48,219)	(4,415)
Net cash (used in) provided by investing activities	(462,878)	168,990
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	607,318	—
Debt issuance and modification costs paid	(9,073)	(2,749)
Repayments of long-term debt	(359,875)	(109,505)
Borrowings under revolving credit facility	30,000	7,000
Repayments under revolving credit facility	—	(7,505)
Proceeds from issuance of senior preferred equity, net of issue discount	219,062	—
Senior preferred equity issuance fees and costs	(8,098)	—
Redemption of redeemable non-controlling interest of subsidiary	—	(5,654)
Repurchases of common stock	(1,023)	—
Dividends paid to redeemable senior preferred stockholders	(4,015)	—
Profit distributions to redeemable non-controlling interests of subsidiaries	(814)	(45,348)
Proceeds from exercise of stock options	1,190	—
Settlement and customer accounts obligations, net	396,338	(7,295)
Net cash provided by (used in) financing activities	871,010	(171,056)
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	405,565	8,365
Cash and cash equivalents, and restricted cash at beginning of period	88,120	50,465
Cash and cash equivalents, and restricted cash at end of period	$493,685	$58,830

Supplemental cash flow information:
Cash paid for interest	$17,043	$26,828
Non-cash investing and financing activities:
Payment-in-kind interest added to principal of debt obligations	$—	$6,643
Payment of accrued contingent consideration for asset acquisition from offset of account receivable	$—	$1,686
Accruals for asset acquisition contingent consideration	$6,833	$—
Notes receivable from sellers used as partial consideration for acquisitions	$3,499	$—
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$16,974	$21,695
Restricted cash	17,258	37,135
Customer accounts balances	459,453	—
Total cash and cash equivalents, and restricted cash	$493,685	$58,830
See Notes to Unaudited Condensed Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," "PRTH," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a provider of merchant acquiring, integrated payment software, licensed money transmitter services and commercial payment solutions.
The Company operates on a calendar year ending each December 31 and on four calendar quarters ending on March 31, June 30, September 30 and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
These Unaudited Condensed Consolidated Financial Statements include the accounts of the Company including those of its majority-owned subsidiaries, and all material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 but does not include all disclosures required by GAAP for annual financial statements.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Condensed Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. In particular, the continued magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and the ultimate effect could result in future charges related to the recoverability of assets, including financial assets, long-lived assets, goodwill and other losses.
Status as an Emerging Growth Company
The Company is an Emerging Growth Company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012. The Company may remain an EGC until December 31, 2021. However, if the Company's non-convertible debt issued within a rolling three-year period exceeds $1.0 billion, the Company would cease to be an EGC immediately, or if its revenues for any fiscal year exceed $1.07 billion, the Company would cease to be an EGC as of the beginning of the following year. As an EGC, the Company is not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company may continue to elect to delay the adoption of any new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, the Company's financial statements may not be comparable to companies that comply with public company effective dates.
Foreign Currency
The Company's reporting currency is the U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Foreign exchange translation and transaction gains and losses were not material for the periods presented and are included in the Unaudited Condensed Consolidated Statements of Operations.

Comparability of Reporting Periods
Certain prior period amounts in these Unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation, with no net effect on operating income, income (loss) before income taxes, net (loss) income, stockholders' deficit, or cash flows from operations, investing or financing activities for any period presented.
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in the application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our Unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards Pending Adoption
The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities.
Implementation Costs Incurred in Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). As an EGC, this update is effective for the Company's annual reporting period beginning January 1, 2021, and will be effective for interim periods beginning in 2022. The amendments are applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and the Company has not yet made a determination to use the retrospective or prospective adoption method. Based on current operations of the Company, the adoption of this update is not expected to have a material effect on the Company's results of operations, financial position or cash flows.
Leases
In February 2016, the FASB issued new lease accounting guidance in ASU 2016-02, Leases, which has been codified in ASC 842, Leases ("ASC 842"). The FASB subsequently issued several ASUs in 2017, 2018, 2019 and 2020 that include various amendments, improvements and changes to the effective dates of ASU 2016-02. Under this new guidance, lessees will be required to recognize the following for substantially all leases: i) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and ii) a right-of-use ("ROU") asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. As an EGC, this standard is effective for the Company on January 1, 2022. The Company is currently evaluating this standard and anticipates that the adoption of ASC 842 will require the Company to recognize non-current assets and liabilities for ROU assets and operating lease liabilities on its balance sheet, but it is not expected to have a material effect on the Company's results of operations or cash flows.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These updates can be adopted at any time before December 31, 2022. The Company is currently evaluating the potential impact that this ASU may have on the Consolidated Financial Statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that this update may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable and notes receivable. Since the Company is a Smaller Reporting Company ("SRC"), the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which will eliminate the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. This update will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. Upon adoption, the update will be applied prospectively. Since the Company is a SRC, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods. The impact that this update may have on the Company's financial condition or results of operations will depend on the circumstances of any goodwill impairment event that may occur after adoption.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, as if the acquirer had originated the contracts. Generally this will result in the acquirer recognizing and measuring the acquired contract assets and liabilities consistent with how they had been recognized and measured by the acquiree. This update is effective for the Company on January 1, 2023, including interim periods within those fiscal years. The impact that this ASU may have on the Company's Consolidated Financial Statements will depend on the circumstances of any business combination that may occur after adoption.

2.    Acquisitions
Finxera Acquisition
On September 17, 2021 (the "Closing Date"), the Company completed its acquisition of 100% of the equity interests of Finxera Holdings, Inc. ("Finxera"). Finxera is a provider of deposit account management and licensed money transmitter services in the United States. The acquisition will allow the Company to offer clients turn-key merchant services, payment facilitation, card issuing, automated payables, virtual banking, e-wallet tools, risk management, underwriting and compliance on a single platform.

The preliminary purchase price is $407.0 million and is subject to customary adjustments including final purchase accounting and working capital adjustments. The transaction was funded with the Company's cash on hand, proceeds from the issuance of the redeemable senior preferred stock and debt, and the issuance of common equity shares to the sellers.

The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the assets acquired and liabilities assumed were recognized at their fair values as of the Closing Date, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the assets acquired and liabilities assumed as of the Closing Date were estimated by management based on the valuation of the Finxera business using the discounted cash flow method and other factors specific to certain assets and liabilities. The preliminary purchase price allocation is set forth in the table below and is expected to be finalized as soon as practicable, but no later than one year from the Closing Date.

(in thousands)
Consideration:
Cash	$379,220
Equity instruments(1)	34,388
Less: cash and restricted cash acquired	(6,598)
Total purchase consideration, net of cash and restricted cash acquired	$407,010

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$385
Prepaid expenses and other current assets	5,963
Current portion of notes receivable	784
Settlement assets and customer account balances	498,811
Property, equipment and software, net	411
Goodwill	252,062
Intangible assets, net(2)	202,890
Other non-current assets	955
Accounts payable and accrued expenses	(7,837)
Settlement and customer account obligations	(498,811)
Deferred income taxes, net	(43,395)
Other non-current liabilities	(5,208)
Total purchase consideration	$407,010

(1)The fair value of the 7,551,354 shares of PRTH common stock that were issued was determined based on their market price at the time of closing adjusted for an appropriate liquidity discount due to trading restrictions under Securities Rule 144.
(2)The intangible assets acquired consist of $148.4 million for referral partner relationships, $36.0 million for technology, $16.4 million for customer relationships and $2.1 million for money transmitter licenses.

Goodwill of $252.1 million arising from the acquisition primarily consists of the expected synergies and other benefits from combining operations. Approximately $10.4 million of the goodwill attributable to the acquisition is expected to be deductible for income tax purposes. The goodwill was allocated 100% to the Company's Integrated Partners reportable segment.

The Company's Unaudited Condensed Consolidated Financial Statements include the operating results of Finxera from the Closing Date through September 30, 2021, which are reported as part of the Integrated Partners reportable segment. Revenues and operating income from Finxera during this period were $3.0 million and $1.0 million, respectively.

For the three and nine months ended September 30, 2021 we incurred $0.6 million and $9.2 million, respectively, in acquisition related costs, which primarily consisted of consulting, legal, accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Unaudited Condensed Consolidated Statements of Operations.

The following unaudited pro forma financial information presents results as if the acquisition occurred on January 1, 2020. The historical consolidated financial information of the Company and Finxera has been adjusted in the pro forma information to give effect to pro forma events that are directly attributable to the transaction and are factually supportable. Acquisition related costs of $38.8 million and $1.0 million for the nine months ended September 30, 2021 and the nine months ended September 30, 2020, respectively, are excluded from the pro forma information. The unaudited pro forma results do not reflect events that have occurred or may occur after the transaction, including the impact of any synergies expected to result from the acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction occurred on January 1, 2020, nor is it necessarily an indication of future operating results.

(in thousands, except per share amounts)	Nine Months Ended September 30,
	2021	2020
Revenues	$420,499	$352,526
Operating income	$58,290	$37,381

Other Acquisitions
Based on their purchase prices and pre-acquisition operating results and assets, none of the other businesses acquired by the Company in 2021, as described below, met the materiality requirements for pro forma disclosures individually or collectively.
Wholesale Payments, Inc.
On April 28, 2021, a subsidiary of the Company completed its acquisition of certain residual portfolio rights for a purchase price of $42.4 million and $24.8 million of post-closing payments and earn-out payments based on meeting certain attrition thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As of September 30, 2021, the sellers earned $3.8 million of the $24.8 million, which was paid during the third quarter of 2021, increasing the total purchase price recorded at September 30, 2021 to $46.2 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis. As this is an asset acquisition, additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The seller's note payable to the Company of $3.0 million and an advance of $2.0 million outstanding at the time of the purchase was netted against the initial purchase price, resulting in cash of $41.2 million being paid by the Company to the seller, which was funded from cash proceeds from the issuance of the redeemable senior preferred stock and cash on hand.
C&H Financial Services, Inc.
On June 25, 2021, a subsidiary of the Company acquired certain assets and assumed certain related liabilities under an asset purchase agreement. The acquisition was accounted for as a business combination using the acquisition method of accounting. Prior to this acquisition, the business was an Independent Sales Organization ("ISO") partner of the Company where it developed expertise in software-integrated payment services, as well as marketing programs for specific verticals such as automotive and youth sports. This business is reported within the Company's Consumer Payments reportable segment. The initial purchase price for the net assets was $35.0 million in cash and a total purchase price of not more than $60.0 million including post-closing payments and earn-out payments based on certain gross profit and revenue achievements over a three-year period from the date of acquisition. The acquisition date fair value of the contingent consideration was $4.7 million, which increased the total purchase price to $39.7 million. The seller's note payable to the Company of $0.5 million at the time of purchase was netted against the initial purchase price, resulting in cash of $34.5 million being paid by the Company to the seller, which was funded from a $30.0 million draw down of the revolving credit facility under the Credit Agreement held by the Company and $4.5 million cash on hand. The purchase price was allocated to merchant portfolio intangible assets with a ten-year useful life amortized on a straight-line basis, fixed assets and other current assets, and goodwill. Transaction costs were not material and were expensed. The preliminary purchase price allocation is set forth in the table below and is expected to be finalized as soon as practicable, but no later than one year from the acquisition date.

(in thousands)
Accounts receivable	$214
Prepaid expenses and other current assets	209
Property, equipment and software, net and other current assets	283
Goodwill	13,808
Intangible assets, net	25,400
Other non-current liabilities	(214)
Total purchase price	$39,700
The goodwill for the Wholesale Payments, Inc. asset acquisition and the C&H Financial Services, Inc. business combination is deductible by the Company for income tax purposes.
3.    Revenues
For all periods presented, substantially all of the Company's revenues from services were recognized over time. Revenues earned from the sales of payment equipment were typically recognized at a point in time.
The following table presents a disaggregation of the Company's consolidated revenues by type, followed by a description of the relationship of these types of revenues to the Company's reportable segments, for the three and nine months ended September 30, 2021 and September 30, 2020:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue Type
Merchant card fees	$122,175	$102,481	$348,244	$277,253
Outsourced services and other services	8,651	5,387	17,854	18,143
Equipment	1,716	1,094	4,755	2,855
Total revenues	$132,542	$108,962	$370,853	$298,251
Revenues earned in these disaggregated categories consists of the following:
•Merchant card fees - revenues related to discount rates and interchange fees earned from payment services provided by the Company's Consumer Payments, Commercial Payments and Integrated Partners segments.
•Outsourced services and other services - business process outsourcing services and revenues from Automated Clearing House (ACH) services, services provided to certain business customers of American Express and auxiliary services provided by our Commercial Payments segment. The Integrated Partners segment includes revenues from licensed money transmitter services.

•Equipment - revenues from sales of point-of-sale equipment and other payment-processing equipment sold to customers in the Company's Consumer Payments segment.
Transaction Price Allocated to Future Performance Obligations
ASC 606, Revenue from Contracts with Customers ("ASC 606"), requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. However, as allowed by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. The Company's most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion. Therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
Contract Assets and Contract Liabilities
A contract with a customer creates legal rights and obligations. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company's right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues recognized in excess of the amount billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. Material contract assets and liabilities are presented net at the individual contract level in the Company's Unaudited Condensed Consolidated Balance Sheets and are classified as current or non-current based on the nature of the underlying contractual rights and obligations.
Supplemental balance sheet information related to contracts from customers as of September 30, 2021 and December 31, 2020 was as follows:

(in thousands)	Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
Contract liabilities, net (current)	Customer deposits and advance payments	$1,494	$1,494
Substantially all of these balances are recognized as revenue within twelve months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three and nine months ended September 30, 2021 and September 30, 2020.
4.    Settlement Assets and Customer Account Balances and Related Obligations
Consumer Payments Segment
In the Company's Consumer Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks requires possession of funds during the settlement process to be with a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Member banks held merchant funds of $113.8 million and $103.8 million at September 30, 2021 and December 31, 2020, respectively.
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
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the Consolidated Statements of Operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and nine months ended September 30, 2021 were $0.6 million and $1.6 million, respectively. Expenses for merchant losses for the three and nine months ended September 30, 2020 were $1.5 million and $3.6 million, respectively.
Commercial Payments Segment
In the Company's Commercial Payments segment, the Company earns revenues from certain of its services by processing transactions for financial institutions and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned For the Benefit Of ("FBO") accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company; therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $86.7 million at September 30, 2021, which was the result of a transfer of customer restricted cash from Company-owned bank accounts to bank-owned FBO accounts due to a change in our business practice for certain types of customer deposits and cash advance payments. Company-owned bank accounts held $8.3 million at September 30, 2021 and $72.9 million at December 31, 2020; which are included within restricted cash and settlement obligations in the Company's Unaudited Condensed Consolidated Balance Sheets.
Integrated Partners Segment
In the Company's Integrated Partners segment, revenue is derived primarily from enrollment fees, monthly subscription fees, transaction-based fees and licensed money transmitter services fees. As part of its licensed money transmitter services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand and therefore, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer account balances and the related obligations as settlement and customer account obligations in the Company's Unaudited Condensed Consolidated Balance Sheets.

The Company's settlement assets and customer account balances and settlement and customer account obligations at September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$862	$753
Customer Account Balances:
Cash and cash equivalents	459,453	—
Time deposits	20,000	—
Total settlement assets and customer account balances	$480,315	$753

Settlement and Customer Account Obligations:
Customer account obligations	$479,453	$—
Due to customer payees	9,873	72,878
Total settlement and customer account obligations	$489,326	$72,878
5.    Disposal of Business
On September 1, 2020, Priority Real Estate Technology LLC ("PRET"), a majority-owned and consolidated subsidiary of the Company, entered into an asset purchase agreement (the "Sale Agreement") with MRI Payments LLC and MRI Software LLC (together, "MRI" or the buyer) to sell certain assets and certain associated obligations of the real estate services business. The sale was completed on September 22, 2020 after receiving regulatory approval, resulting in a gain of $107.2 million as follows:

(in thousands)
Gross cash consideration from buyer	$180,000
Less: working capital adjustment paid in cash	(584)
Net proceeds from buyer	179,416
Transaction costs incurred	(5,383)
Assets sold:
Intangible assets	(62,158)
Other assets sold, net of obligations assumed	(716)
Goodwill assigned to business sale	(2,683)
Other intangible assets	(1,237)
Pre-tax gain on sale of business	$107,239
PRET is a limited liability company and is a pass-through entity for income tax purposes. Income tax expenses associated with the gain attributable to the stockholders of the Company were estimated to be approximately $12.3 million.
Allocation of net proceeds, after transaction costs, to the PRET members included return of each member's invested capital in PRET and excess proceeds were distributed in accordance with the distribution provisions of the PRET LLC governing agreement. The Company's invested capital amounted to $71.8 million, which included the assets sold, goodwill and other intangible assets. The non-controlling interest's ("NCI") invested capital was $5.7 million. Approximately $51.4 million and $45.1 million of the excess proceeds were distributed to the Company and the NCI, respectively. The initial allocation of net proceeds remained subject to final adjustment with the PRET members at December 31, 2020. During the first quarter of 2021, it was determined that an additional $0.5 million of the excess proceeds was due to the NCI, which was included in other expenses, net in the Unaudited Condensed Consolidated Statement of Operations.

Pro Forma Information
The following pro forma information is provided for the business (the RentPayment component) that was sold under the Sale Agreement, excluding the gain recognized on the sale transaction:

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Revenues	$3,883	$12,118
Operating income(1)	$307	$1,805
Net income(2)	$259	$1,765
Net income attributable to the stockholders of Priority Technology Holdings, Inc.(3)	$259	$1,765
Income per common share for stockholders of Priority Technology Holdings, Inc. - Basic and Diluted(3)	$—	$0.03
(1)Historical financial results are not being reported as discontinued operations.
(2)Pro forma income tax expense is based on the following consolidated effective tax rates of Priority Technology Holdings, Inc.: 15.5% for the three months ended September 30, 2020; 2.2% for the nine months ended September 30, 2020. These rates exclude the effect of the $107.2 million gain on the sale recognized during the nine months ended September 30, 2020.
(3)Prior to the September 2020 sale transaction that resulted in the gain on the sale, no earnings or losses of the PRET LLC were attributable to the NCIs of PRET.
6.    Goodwill and Other Intangible Assets
Goodwill
The Company records goodwill when an acquisition is made and the purchase price is greater than the fair value assigned to the underlying separately-identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill relates to the following reporting units at September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Consumer Payments	$120,640	$106,832
Integrated Partners	252,062	—
Total	$372,702	$106,832
The following table summarizes the changes in the carrying value of goodwill for the periods ended September 30, 2021 and December 31, 2020:

(in thousands)	Amount
Balance at December 31, 2020	$106,832
Changes in the value of goodwill	—
Balance at March 31, 2021	106,832
C&H Financial Services, Inc. acquisition	17,246
Balance at June 30, 2021	124,078
Measurement period adjustment from C&H Financial Services, Inc. acquisition	(3,438)
Finxera acquisition	252,062
Balance at September 30, 2021	$372,702

The Company considered the market conditions for triggering events including those generated by the COVID-19 pandemic and concluded that there were no indicators of impairment of the Company's goodwill for the three and nine months ended September 30, 2021.
The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit may be below its carrying value. The Company will continue to monitor triggering events including the economic impact of COVID-19 on its ongoing assessment of goodwill. The Company expects to perform its next annual goodwill impairment test during the fourth quarter of 2021 using market data and a discounted cash flow analysis. The Company concluded there was no impairment as of September 30, 2021 or December 31, 2020. As such, there was no accumulated impairment loss as of September 30, 2021 and December 31, 2020.
Other Intangible Assets
As of September 30, 2021 and December 31, 2020, intangible assets consisted of the following:

	September 30, 2021			Weighted Average Useful Life (Years)
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Merchant portfolios	$76,016	$(27,817)	$48,199	4.0
Customer relationships	91,866	(67,609)	24,257	8.4
Residual buyouts(1)	125,840	(51,160)	74,680	6.4
Non-compete agreements(2)	3,390	(3,390)	—	0.0
Trade names	2,870	(1,830)	1,040	11.6
Technology(2)	50,390	(14,164)	36,226	9.8
ISO and referral partner relationships	168,800	(8,597)	160,203	13.8
Money transmitter licenses(3)	2,090	—	2,090
Total gross carrying value	$521,262	$(174,567)	$346,695
(1)Additions to Residual buyouts were offset by certain assets that became fully amortized in 2021, but are still in service.
(2)Certain assets in the group became fully amortized in 2021, but are still in service.
(3)These assets have an indefinite useful life.

	December 31, 2020			Weighted Average Useful Life (Years)
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Merchant portfolios	$55,816	$(19,471)	$36,345	5.5
Customer relationships	40,740	(30,267)	10,473	11.0
Residual buyouts	114,359	(72,659)	41,700	6.8
Non-compete agreements	3,390	(3,390)	—	3.0
Trade names	2,870	(1,651)	1,219	11.6
Technology	14,390	(13,951)	439	6.1
ISO relationships	15,200	(7,319)	7,881	23.7
Total gross carrying value	$246,765	$(148,708)	$98,057
Amortization expense for finite-lived intangible assets was $10.2 million and $25.9 million for the three and nine months ended September 30, 2021, respectively, and $8.3 million and $25.2 million for the three and nine months ended September 30, 2020, respectively. Amortization expense for future periods could differ due to new intangible asset acquisitions, changes in useful lives of existing intangible assets and other relevant events or circumstances.
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
The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at September 30, 2021.
7.    Property, Equipment and Software
Property, equipment and software as of September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Furniture and fixtures	$2,883	$2,795
Equipment	12,275	10,216
Computer software	50,307	44,320
Leasehold improvements	6,360	6,250
Property, equipment and software	71,825	63,581
Less: accumulated depreciation	(46,910)	(40,706)
Property, equipment and software, net	$24,915	$22,875
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist with the reporting of merchant processing transactions and other related information.
Depreciation expense for property, equipment and software totaled $2.2 million and $6.3 million for the three and nine months ended September 30, 2021, respectively, and $2.0 million and $5.7 million for the three and nine months ended September 30, 2020, respectively.
8.    Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either September 30, 2021 or December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued expenses	18,752	14,451
Accrued card network fees	9,775	8,041

9.    Debt Obligations
Outstanding debt obligations as of September 30, 2021 and December 31, 2020 consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Credit and Guaranty Agreement:
Term facility - matures April 27, 2027, interest rate of 6.75% at September 30, 2021	$618,450	$—
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rate of 5.75% at September 30, 2021	30,000	—
Senior Credit Agreement:
Term facility - Original maturity at January 3, 2023, interest rate of 7.50% at December 31, 2020	—	279,417
Term Loan - Subordinated, original maturity at July 3, 2023, interest rate of 12.50% at December 31, 2020	—	102,623
Total debt obligations	648,450	382,040
Less: current portion of long-term debt	(6,200)	(19,442)
Less: unamortized debt discounts and deferred financing costs	(22,293)	(4,725)
Long-term debt, net	$619,957	$357,873
Credit and Guaranty Agreement
On September 17, 2021, Priority Holdings LLC ("Holdings"), which is a direct wholly-owned subsidiary of the Company, and certain direct and indirect subsidiaries of Holdings (together with Holdings, collectively, the "Loan Parties"), entered into an agreement with Truist Bank ("Truist") and the lenders party thereto, to amend the Credit and Guaranty Agreement dated as of April 27, 2021 (the "Credit Agreement") to increase the amount of the delayed draw term loan facility under the Credit Agreement by $30.0 million. The additional delayed draw term loans are part of the same class of term loans made pursuant to the original commitments under the Credit Agreement. See Note 2, Acquisitions for additional information related to the Finxera acquisition.
On April 27, 2021, the Loan Parties, entered into the Credit Agreement with Truist and the lenders party thereto, pursuant to which Holdings has access to senior credit facilities in an aggregate principal amount of $630.0 million which are secured by substantially all of the assets of the Loan Parties and by the equity interests of Holdings.
The credit facilities under the Credit Agreement are comprised of (i) a senior secured first lien term loan facility in an aggregate principal amount of $300.0 million (the "Initial Term Loan"), the proceeds of which were used to fund the refinancing described below, (ii) a senior secured revolving credit facility in an aggregate amount not to exceed $40.0 million outstanding at any time (the "Revolving Credit Facility") and (iii) a senior secured first lien delayed draw term loan facility in an aggregate principal amount of $290.0 million (the "Delayed Draw Term Loan"), the proceeds of which may be used to fund the Company's acquisition of Finxera.
Outstanding borrowings under the Credit Agreement accrue interest using either a base rate (as defined therein) or a LIBOR rate plus an applicable margin per year, as provided in the Credit Agreement, which includes a LIBOR rate floor of 1.00% per year. Accrued interest is payable on each interest payment date (as defined in the Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount of the $40.0 million credit line in an amount equal to 0.5% per year of the unused portion. Under the terms of the Credit Agreement, the future applicable interest rate margins may vary based on the Loan Parties Total Net Leverage Ratio in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowing.

Use of Proceeds
Holdings and certain other Loan Parties have previously entered into (i) the Senior Credit Agreement and (ii) the Term Loan Agreement, both of which are described below. The proceeds from the sale of the Securities (refer to Note 10, Redeemable Senior Preferred Stock and Warrants) and from the Initial Term Loan were used to refinance the Senior Credit Agreement and the Term Loan Agreement and all outstanding obligations thereunder were repaid in full (or in the case of outstanding undrawn letters of credit, deemed issued under the Credit Agreement), and all commitments and guaranties in connection therewith have been terminated or released (the "Refinancing").
Prepayments
Under the Credit Agreement, prepayments of outstanding principal may be made in permitted increments with a 1.00% penalty for certain prepayments made in connection with repricing transactions. Such premium will be based on the principal amount that is prepaid, subject to the terms of the credit agreements.
Acceleration
The outstanding amount of any loans and any other amounts owed under the Credit Agreement may, after the occurrence of an Event of Default (as defined in the Credit Agreement), at the option of Truist, be declared immediately due and payable. Events of Default include, without limitation, the failure of the Loan Parties to pay principal, premium or interest when due under the Credit Agreement, or the failure by the Loan Parties to perform or comply with any term or covenant in the Credit Agreement, in each case, subject to any applicable cure periods provided therein.
Covenants
The Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Loan Parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Loan Parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt of the Loan Parties to the Loan Parties Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is (i) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022, (ii) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023 and (iii) 5.50:1.00 at each fiscal quarter ended September 30, 2023 and each fiscal quarter thereafter.
Senior Credit Agreement
Outstanding borrowings under the Credit and Guaranty Agreement, dated as of January 3, 2017 and subsequently amended, with Truist (the "Senior Credit Agreement"), accrued interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per year, as provided in the amended credit agreement. For the term loan facility of our Senior Credit Agreement, the Sixth Amendment, which was executed on March 18, 2020, provided for a LIBOR "floor" of 1.00% per year. Accrued interest was payable monthly. The revolving credit facility incurred a commitment fee on any undrawn amount of the $25.0 million credit line, which equated to 0.50% per year for the unused portion. The outstanding obligations under the Senior Credit Agreement at the time of the Refinancing were $274.6 million.
Term Loan Agreement
Outstanding borrowings under the Credit and Guaranty Agreement, dated as of January 3, 2017 and subsequently amended, with Goldman Sachs Specialty Lending Group, L.P. (the "Term Loan Agreement") accrued interest at 5.0%, plus an applicable margin, or percentage per year, as indicated in the amended credit agreement. Accrued interest was payable quarterly at 5.0%

per year, and the accrued interest attributable to the applicable margin was capitalized as payment-in-kind ("PIK") interest each quarter. The outstanding obligations under the Term Loan Agreement at the time of the Refinancing were $105.1 million, which consisted of the principal amount borrowed under the Term Loan Agreement of $80.0 million plus accumulated PIK interest of $25.1 million.
Contractual Maturities
Based on terms and conditions existing at September 30, 2021, future minimum principal payments for long-term debt are as follows:

	Principal Due
(in thousands)	Credit Agreement
Twelve-month period ending September 30,	Term Loan	Revolver	Total
2022	$6,200	$—	$6,200
2023	6,200	—	6,200
2024	6,200	—	6,200
2025	6,200	—	6,200
2026	6,200	30,000	36,200
Beyond five years	587,450	—	587,450
Total	$618,450	$30,000	$648,450
Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Credit Agreement.
Interest Expense and Amortization of Deferred Loan Costs and Discounts
Interest expense, including fees for undrawn amounts under the revolving credit facility and the delayed draw term loan facility, as well as amortization of deferred financing costs and debt discounts, was $8.2 million and $24.6 million for the three and nine months ended September 30, 2021, respectively, and $13.5 million and $35.5 million for the three and nine months ended September 30, 2020, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $2.1 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2020, respectively.
Deferred Loan Costs and Discounts, and Debt Extinguishment and Modification Expenses
Refinancing: The Initial Term Loan under the Credit Agreement was issued in April 2021 at a discount of $6.4 million, while the Delayed Draw Term Loan was issued in September 2021 at a discount of $6.3 million. Additionally, the Company incurred approximately $6.4 million of costs for the Refinancing, in April 2021 and $9.9 million of costs for the Delayed Draw Term Loan, including $3.5 million of ticking fees (debt commitment fees) prior to the drawdown of the funds in September 2021. Approximately $6.1 million of the remaining fees incurred for the Delayed Draw Term Loan were paid during the initial Refinancing and were deferred and included in other non-current assets on the Company's Unaudited Condensed Consolidated Balance Sheet at June 30, 2021. The costs for the Delayed Draw Term Loan were amortized over the delayed commitment access period until September 2021, at which time the unamortized balance of the deferred costs was removed from other non-current assets and recorded as a reduction of the carrying amount of the debt obligation and is being amortized over the remaining term of the debt.
The Company determined that the issuance of the Initial Term Loan under the Refinancing in April 2021 was partially an extinguishment and a modification, and therefore, recognized debt extinguishment and modification costs of $8.3 million in April 2021, which included a portion of the Refinancing fees and the write-off of previously deferred fees under the prior credit agreements. These costs are reported within other expenses, net on the Company's Unaudited Condensed Consolidated Statements of Operations.

Senior Credit Agreement: For the Sixth Amendment, executed in the first quarter of 2020, $2.7 million of lender fees were deferred and added to then-existing unamortized loan costs and discount. Approximately $0.4 million of such costs were expensed in connection with the Sixth Amendment during the first quarter of 2020.
10.    Redeemable Senior Preferred Stock and Warrants
Redeemable Senior Preferred Stock
On April 27, 2021, the Company entered into an agreement pursuant to which it issued 150,000 shares of redeemable senior preferred stock, par value $0.001 per share, and a detachable warrant to purchase 1,803,841 shares of the Company's common stock for gross proceeds of $150.0 million, less a $5.0 million discount and $5.5 million of issuance costs.

The agreement also provided the Company the option to issue an additional 50,000 shares of redeemable senior preferred stock upon the closing of the Finxera acquisition for $50.0 million, less a $0.6 million discount and within 18 months after the issuance of those shares, the Company was provided the option to issue an additional 50,000 shares at a purchase price of $50.0 million, less a $0.6 million discount, subject to the satisfaction of certain customary closing conditions.

The redeemable senior preferred stock ranks senior to the Company's common stock, equal with any other class of the Company's stock designated as being ranked on a parity basis with the redeemable senior preferred stock and junior to any other class of the Company's stock, including preferred stock, that is designated as being ranked senior to the redeemable senior preferred stock, with respect to the payment and distribution of dividends, the purchase or redemption of the Company's stock and the liquidation, winding up of and distribution of assets of the Company.

The redeemable senior preferred stock does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, as it is redeemable upon the occurrence of events that are not solely within the Company's control. Therefore, the Company classified the redeemable senior preferred stock as temporary equity and is accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method.

Of the total net proceeds of $139.5 million, $131.4 million was allocated to the redeemable senior preferred stock, $11.4 million was allocated to additional paid-in capital for the warrants and $3.3 million was allocated to non-current assets for the committed financing put right.

On September 17, 2021 the Company issued an additional 75,000 shares of redeemable senior preferred stock for $75.0 million, less a $0.9 million discount, $0.7 million of ticking fees and $1.9 million of issuance costs. Upon issuance of these additional shares, the $3.3 million that was previously allocated to non-current assets for the committed financing put right was reclassified to the redeemable senior preferred stock.

The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
January 1, 2021	—	$—
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	150	131,426
Unpaid dividend on redeemable senior preferred stock	—	1,838
Accretion of discounts and issuance cost	—	498
June 30, 2021	150	$133,762
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	75	68,183
Unpaid dividend on redeemable senior preferred stock	—	2,846
Accretion of discounts and issuance cost	—	527
September 30, 2021	225	$205,318

The dividend rate for the redeemable senior preferred stock is equal to the three-month LIBOR rate (minimum of 1%) plus an applicable margin of 12% (capped at 22.50%) per year, with a required quarterly payment of 5% plus the three-month LIBOR rate per year. In the event of non-compliance with the cash payment requirement, the dividend rate shall increase by 2% per year. In the event of the occurrence an event of default, including the failure to make any required payment related to the redeemable senior preferred stock (e.g., payment of dividends or payments with respect to redemption or prepayments) within five business days of being due, or certain other conditions of default or breach as outlined in the agreement that are not remedied within thirty days of becoming aware of such default, the dividend rate shall increase by 3% per year for the period of continuance of the default. The dividend rate shall increase by 5% per year if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors within 120 days of approval of the sale transaction by the Sale Demand Special Committee and will continue to increase by an additional 5% for each subsequent 30 calendar day period until such sale is approved by all required stockholders. The following table provides a summary of the dividends for the periods presented:

(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Dividends paid in cash	$2,440	$4,015
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	2,846	4,684
Dividends declared at the rate of 13% per year	$5,286	$8,699
The redeemable senior preferred shares have no stated maturity and will remain outstanding indefinitely until redeemed or otherwise repurchased by the Company. Outstanding shares of redeemable senior preferred stock can be redeemed at the option of the Company for cash in whole or in part at the following redemption price:

Redemption Date	Redemption Price
Prior to April 27, 2023
100% of liquidation preference (i.e., $1,000 per share) plus any accrued and unpaid dividends and the Make-Whole amount (i.e., present value of additional 2% of the liquidation preference plus any accrued and unpaid dividends thereon through the redemption date plus 102% of the amount of dividends that will accrue from the redemption date through April 27, 2023)

April 27, 2023 - April 26, 2024	102% of the sum of the (a) outstanding liquidation preference plus (b) any accrued and unpaid dividends through and including the applicable redemption date
April 27, 2024 and thereafter	100% of the sum of the (a) outstanding liquidation preference plus (b) any accrued and unpaid dividends through and including the applicable redemption date
Upon the occurrence of a change in control or a liquidation event, the Company will redeem all of the outstanding redeemable senior preferred shares for cash at the applicable redemption price described above.

The holders of the redeemable senior preferred stock may request the Company to pursue a sale transaction for the purpose of redeeming the redeemable senior preferred stock from and after the earliest of (i) October 27, 2028, (ii) 30 days after the redeemable senior preferred stockholders provide written notice to the Company of a failure by the Company to take steps within its control to prevent the Company's common stock from no longer being listed and (iii) the date that is 90 days following the Company's failure to consummate a mandatory redemption of the redeemable senior preferred stock upon the occurrence of a change in control or liquidation event.

Warrants
On April 27, 2021 the Company issued warrants to purchase up to 1,803,841 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the warrants. In connection with the issuance of the warrants, the Company entered into an agreement pursuant to which it agreed to provide certain registration rights with respect to the common shares issuable upon exercise of the warrants. Under this agreement the holders of the related shares of common stock were granted (i) piggyback rights to be included in certain underwritten offerings of common stock and (ii) the right to demand a shelf registration of the shares of common stock issued upon exercise of the warrants. As of September 30, 2021, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Condensed Consolidated Balance Sheet.

The Company used the proceeds from the April 2021 sale of the redeemable senior preferred stock to fund the Refinancing (see Note 9, Debt Obligations), to partially fund the Wholesale Payments, Inc. and C&H Financial Services, Inc. acquisitions in the second quarter of 2021 (see Note 2, Acquisitions) and to pay certain fees and expenses relating to the Refinancing and the offering of the redeemable senior preferred stock and warrants. The Company used the proceeds from the September 2021 sale of additional shares of redeemable senior preferred stock to fund the Finxera acquisition (see Note 2, Acquisitions).

11.    Income Taxes
The Company's effective income tax rate (benefit) for the three and nine months ended September 30, 2021 was 327.8% and (0.4)%, respectively. Our effective income tax rate for the three months ended September 30, 2021 differed from the U.S. statutory rate primarily as a result of changes to our valuation allowance for interest limited under section 163(j) of the Internal Revenue Code.
The Company's effective income tax rate (benefit) for the three and nine months ended September 30, 2020 was 13.8% and 15.2%, respectively. Our effective income tax rate for the three months ended September 30, 2020 differed from the U.S. statutory rate primarily as a result of changes to our valuation allowance for interest limited under section 163(j) of the Internal Revenue Code and related favorable interest limitation provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
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
Based on management's assessment, as of the third quarter of 2021, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
12.    Commitments and Contingencies
Minimum Annual Commitments with Third-Party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at September 30, 2021, the Company is committed to pay minimum processing fees under these agreements of approximately $14.8 million in 2021 and $7.8 million in both 2022 and 2023.
Commitment to Lend
See Note 13, Related Party Transactions, for information on a loan commitment extended by the Company to another entity.

Contingent Consideration for Acquisitions
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.
On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's Consumer Payments reportable segment. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of September 30, 2021, $4.3 million of the $6.4 million total contingent consideration has been paid to the seller, while the remaining $2.1 million will be payable in the first quarter of 2022 if certain criteria are achieved.
See Note 2, Acquisitions, for information about contingent consideration related to acquisitions consummated in 2021.
Legal Proceedings
The Company is involved in certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of the Company, and based on consultations with inside and outside counsel, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on the Company's results of operations, financial condition or cash flows. As more information becomes available, and the Company determines that an unfavorable outcome is probable on a claim and that the amount of probable loss that the Company will incur on that claim is reasonably estimable, the Company will record an accrued expense for the claim in question. If and when the Company records such an accrual, it could be material and could adversely impact the Company's results of operations, financial condition and cash flows.
Concentration of Risks
The Company's revenue is substantially derived from processing Visa and MasterCard bankcard transactions. Because the Company is not a member bank, in order to process these bankcard transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card associations.
A majority of the Company's cash and restricted cash is held in certain financial institutions, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.
13.    Related Party Transactions
Commitment to Lend and Warrant to Acquire
During 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity. The Company has loaned the entity a total of $3.5 million at September 30, 2021 and December 31, 2020, with a commitment to loan up to a total of $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. The Company's commitment to make additional advances under the loan agreement is dependent upon such advances not conflicting with covenants or restrictions under any of the Company's debt or other applicable agreements. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per year and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gives the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment and purchase right were not material at inception. The Company monitors any circumstances that may alter this assessment.
Equity-Method Investment

During the first quarter of 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of other expenses, net on the Company's Unaudited Condensed Consolidated Statement of Operations.
PHOT Preferred Unit Redemption - Distribution to Non-Controlling Interests
In February 2019, Priority Hospitality Technology, LLC ("PHOT"), a subsidiary of the Company, received a contribution of substantially all of the operating assets of eTab, LLC ("eTab") and CUMULUS POS, LLC ("Cumulus") under asset contribution agreements. PHOT is a part of the Company's Integrated Partners reportable segment. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80.0% owned by the Company's Chairman and Chief Executive Officer ("CEO"). No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable non-controlling preferred equity interests ("redeemable NCIs") in PHOT. Under these redeemable NCIs, the contributors were eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per year) on any undistributed preferred equity interest ("Total Preferred Equity Interest"). Once the Total Preferred Equity Interest is distributed to the holders, the redeemable NCIs cease to exist. The Company's CEO initially owned 83.3% of the redeemable NCIs, which ownership interest was subsequently reduced to 35.3% through the CEO's disposition of interests to others.
At the time of contribution, the Company determined that the contributor's carrying values of the eTab and Cumulus net assets (as a common control transaction under GAAP) were not material. Under the guidance for a common control transaction, the contribution of the eTab and Cumulus net assets did not result in a change of entity or the receipt of a business, therefore the Company's financial statements for prior periods were not adjusted to reflect the historical results attributable to the eTab net assets. For the period from February 1, 2019 through October 31, 2020, a total of $0.3 million of PHOT's earnings were attributable to the redeemable NCIs of PHOT, and this same amount was distributed in cash to the redeemable NCIs during the same period.
In November 2020, the Company agreed with the contributors to an exchange of shares of common stock of the Company, or cash, for the remaining undistributed Total Preferred Equity Interests of $4.8 million. An exchange valuation for the Company's common stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company's lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021 in connection with the Refinancing.
In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $0.8 million of cash for the Total Preferred Equity Interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company's Executive Vice President of M&A and Corporate Development received 413,081 shares of common stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the common stock valuation in November 2020 and the date of exchange in May 2021, the Company's common stock price appreciated to $7.75 per share. The Company's financial statements for the nine months ended September 30, 2021 reflect this exchange as a distribution to NCIs at an appreciated common stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to trading restrictions under Securities Rule 144. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of common stock and $0.8 million of cash.

14.    Reconciliation of Stockholders' Deficit and Non-controlling Interests
The following tables provide a reconciliation of the beginning and ending carrying amounts of stockholders' deficit and equity attributable to NCIs:

					Additional Paid-In Capital	Accumulated (Deficit)	Total
	Common Stock		Treasury Stock(1)
(in thousands)	Shares	Amount	Shares	Amount
January 1, 2021	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	558	—	558
Vesting of stock-based compensation	159	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	313
Exercise of stock options	90	—	—	—	617	—	617
Net loss	—	—	—	—	—	(2,679)	(2,679)
March 31, 2021	67,640	$68	451	$(2,388)	$7,257	$(104,692)	$(99,755)
Equity-classified stock-based compensation	—	—	—	—	821	—	821
Vesting of stock-based compensation	12	—	—	—	—	—	—
Exercise of stock options	30	—	—	—	204	—	204
Dividends on redeemable senior preferred stock	—	—	—	—	(3,413)	—	(3,413)
Fair value of warrants issued	—	—	—	—	11,357	—	11,357
Accretion of redeemable senior preferred stock discount	—		—	—	(498)	—	(498)
Fair value of PHOT preferred units redemption	—	—	—	—	(10,777)	—	(10,777)
Fair value of common shares issued for PHOT redemption	1,428	2			9,962	—	9,964
Net loss	—	—	—	—	—	(9,477)	(9,477)
June 30, 2021	69,110	$70	451	$(2,388)	$14,913	$(114,169)	$(101,574)
Equity-classified stock-based compensation	—	—	—	—	790	—	790
Vesting of stock-based compensation	20	—	—	—	—	—	—
Issuance of acquisition common stock	7,551	7	—	—	34,381	—	34,388
Exercise of stock options	53	—	—	—	369	—	369
Share repurchases	(163)	—	163	(1,023)	—	—	(1,023)
Dividends on redeemable senior preferred stock	—	—	—	—	(5,286)	—	(5,286)
Accretion of redeemable senior preferred stock discount	—	—	—	—	(527)	—	(527)
Net income (loss)	—	—	—	—	—	(549)	(549)
September 30, 2021	76,571	$77	614	$(3,411)	$44,640	$(114,718)	$(73,412)

(in thousands)					Additional Paid-In Capital	Accumulated (Deficit)	Total Priority Technology Holdings, Inc. Stockholders' (Deficit)	NCI(2)
	Common Stock		Treasury Stock(1)
	Shares	Amount	Shares	Amount
January 1, 2020	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654
Equity-classified stock-based compensation	—	—	—	—	338	—	338	—
Net loss	—	—	—	—	—	(5,869)	(5,869)	—
March 31, 2020	67,061	$68	451	$(2,388)	$3,989	$(133,543)	$(131,874)	$5,654
Equity-classified stock compensation	—	—	—	—	580	—	580	—
Net loss	—	—	—	—	—	(7,858)	(7,858)	—
June 30, 2020	67,061	$68	451	$(2,388)	$4,569	$(141,401)	$(139,152)	$5,654
Equity-based stock compensation	—	—	—	—	499	—	499	—
Net income	—	—	—	—	—	—	—	45,348
Redemption of non-controlling interest	—	—	—	—	—	—	—	(5,654)
Distributions to non-controlling interests	—	—	—	—	—	40,392	40,392	(45,348)
September 30, 2020	67,061	$68	451	$(2,388)	$5,068	$(101,009)	$(98,261)	$—
(1)At cost
(2)Prior to the third quarter of 2020, this balance was related to the acquisition of certain assets from YapStone, Inc. by the Company's PRET subsidiary during 2019. As part of the consideration for the assets acquired from YapStone, Inc. by PRET, YapStone, Inc. was issued a NCI in PRET with an initial estimated fair value and carrying value of $5.7 million. For all reporting periods since PRET's inception through June 30, 2020, no earnings or losses were attributable to the NCIs of PRET. During the three months ended September 30, 2020, a gain on a sale of assets from PRET resulted in the attribution of a total of $45.1 million to the NCIs of PRET. This amount was also distributed in a final redemption of the NCIs' interests in PRET during the three months ended September 30, 2020.

Share Repurchase Program
In August 2021, Priority's Board of Directors authorized a $10.0 million share repurchase program (the "2021 Share Repurchase Program"). Under this program the Company was authorized to purchase up to one million shares of its common stock through open market transactions, unsolicited or solicited privately negotiated transactions, or otherwise in accordance with all applicable securities laws and regulations. The 2021 Share Repurchase Program expires on August 17, 2022 and may be discontinued at any time. The Company terminated the 2021 Share Repurchase Program effective as of the close of business on September 23, 2021.
15.    Stock-based Compensation
Stock-based compensation expense is included in salary and employee benefits in the accompanying Unaudited Condensed Consolidated Statements of Operations. The Company recognizes the effects of forfeitures on compensation expense as the forfeitures occur.

Expense recognized under the 2018 Equity Incentive Plan during the periods presented was as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity-classified stock compensation expense	$790	$499	$2,169	$1,417
Liability-classified stock compensation expense(1)	145	102	180	210
Total stock compensation expense	$935	$601	$2,349	$1,627
(1) Liability-classified stock compensation under the 2018 Equity Incentive Plan where the service inception date preceded the future grant-date.
In March 2021, the Company converted a $313 thousand liability-classified stock compensation accrual for restricted stock units under the 2018 Equity Incentive Plan, whereby the service inception date preceded the future grant-date, to an equity-classified award when the restricted stock units were granted.
Income tax benefit for the stock-based compensation was not material for the three and nine months ended September 30, 2021 and September 30, 2020.
Employee Stock Purchase Plan
On April 16, 2021, the Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan ("2021 Stock Purchase Plan") was authorized by the Company's Board of Directors. The maximum number of shares available for purchase under the plan is 200,000 shares. Shares issued under the plan may be authorized but unissued or reacquired shares of common stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and we anticipate the first offering period will begin during the first quarter of 2022. The plan provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each quarter.
16.    Fair Value
Fair Value Measurements
As of September 30, 2021 and December 31, 2020, the Company no longer has any fair value estimates that are required to be remeasured at the end of each reporting period on a recurring basis.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $4.1 million and $7.7 million, at September 30, 2021 and December 31, 2020, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.

Debt Obligations
Outstanding debt obligations (see Note 9, Debt Obligations) are reflected in the Company's Unaudited Condensed Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations at fair value at the end of each reporting period.
The fair value of the of the term loan facility under the Credit Agreement at September 30, 2021 was estimated to be approximately $618.5 million. The fair value of the term loan facility under the Senior Credit Agreement at December 31, 2020 was estimated to be approximately $278.0 million. The fair value of these notes at September 30, 2021 and December 31, 2020, with a notional value and carrying value (gross of deferred costs and discounts) of $618.5 million and $279.4 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.
17.    Segment Information
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
•Commercial Payments – represents services provided to certain enterprise customers, including providing an outsourced sales force to those customers and accounts payable automation services to commercial customers.
•Integrated Partners – represents payment adjacent services that are provided primarily to the health care, real estate and hospitality industries. In September 2020, the Company sold a substantial portion of the assets of this segment. On September 17, 2021, the Company completed the acquisition of Finxera which will operate as part of this segment. Finxera provides licensed money transmitter services in the United States.
Corporate includes costs of corporate functions and shared services not allocated to the reportable segments.

Information on reportable segments and reconciliations to consolidated revenues and consolidated depreciation and amortization are as follows for the periods presented:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Consumer Payments	$124,027	$99,301	$352,045	$267,039
Commercial Payments	4,181	4,995	11,722	17,017
Integrated Partners	4,334	4,666	7,086	14,195
Consolidated revenues	$132,542	$108,962	$370,853	$298,251

Depreciation and amortization:
Consumer Payments	$10,971	$8,481	$29,847	$25,721
Commercial Payments	73	77	220	231
Integrated Partners	1,017	1,403	1,222	4,048
Corporate	269	290	834	886
Consolidated depreciation and amortization	$12,330	$10,251	$32,123	$30,886

Operating income (loss)
Consumer Payments	$14,656	$11,098	$42,467	$25,520
Commercial Payments	(29)	169	(417)	1,408
Integrated Partners	1,220	253	1,477	1,466
Total operating income of reportable segments	$15,847	$11,520	$43,527	$28,394
A reconciliation of total operating income of reportable segments to net (loss) income is provided in the following table:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating income of reportable segments	$15,847	$11,520	$43,527	$28,394
Corporate	(7,597)	(4,478)	(23,345)	(13,762)
Interest expense	(8,155)	(13,471)	(24,608)	(35,454)
Debt modification and extinguishment costs	—	(1,523)	(8,322)	(1,899)
Gain on sale of business	—	107,239	—	107,239
Other income (expenses), net	146	190	92	414
Income tax expense	(790)	(13,737)	(49)	(12,919)
Net (loss) income	(549)	85,740	(12,705)	72,013
Substantially all revenue is generated in the United States.
For the three and nine months ended September 30, 2021 and September 30, 2020, no individual merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can potentially move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the three months ended September 30, 2021 and September 30, 2020, merchants referred by one ISO organization with potential merchant portability rights generated revenue within the

Company's Consumer Payments reportable segment that represented approximately 23.4% and 21.4%, respectively, of the Company's consolidated revenues.
18.     (Loss) Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted loss per common share:
Numerator:
Net (loss) income	$(549)	$85,740	$(12,705)	$72,013
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(5,813)	—	(9,724)	—
Less: Non-controlling interest preferred unit redemptions	—	—	(10,777)	—
Less: Earnings attributable to non-controlling interests	—	(45,348)	—	(45,348)
Net (loss) income attributable to common stockholders	$(6,362)	$40,392	$(33,206)	$26,665

Basic:
Weighted-average common shares outstanding(1)	71,979	67,167	69,689	67,114
Basic (loss) earnings per common share	$(0.09)	$0.60	$(0.48)	$0.40

Diluted:
Weighted-average common shares outstanding(1)	71,979	67,167	69,689	67,114
Effect of potentially dilutive common stock equivalents	—	119	—	17
Diluted weighted average common shares outstanding	71,979	67,286	69,689	67,131
Diluted (loss) earnings per common share	$(0.09)	$0.60	$(0.48)	$0.40
(1)The weighted-average common stock shares outstanding include the 1.8 million warrants issued in the second quarter of 2021 (refer to Note 10, Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from loss per common share for the three and nine months ended September 30, 2021 and September 30, 2020 that could be dilutive in future periods were as follows:

(in thousands)	Common Stock Equivalents at
	September 30, 2021	September 30, 2020
Outstanding warrants on common stock(1)	3,557	3,557
Outstanding options and warrants issued to adviser(1)	600	600
Restricted stock awards(2)	1,202	127
Liability-classified restricted stock units	135	238
Outstanding stock option awards(2)	1,232	1,593
Total	6,726	6,115
(1)Issued by M.I. Acquisitions, Inc. prior to July 25, 2018.
(2)Granted under the 2018 Equity Incentive Plan.

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
•any failure to comply with the rules established by payment networks or standards established by third-party processors;
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

Results of Operations
This section includes a discussion and analysis of our results of operations for the three months ended September 30, 2021 (or third quarter 2021) compared to the three months ended September 30, 2020 (or third quarter 2020), and the nine months ended September 30, 2021 (or 2021 period) compared to the nine months ended September 30, 2020 (or 2020 period). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our Unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements included in our latest Annual Report on Form 10-K.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

(dollars in thousands)	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenue	$132,542	$108,962	$23,580	21.6%
Operating expenses
Costs of services	92,833	74,971	17,862	23.8%
Salary and employee benefits	11,909	10,010	1,899	19.0%
Depreciation and amortization	12,330	10,251	2,079	20.3%
Selling, general and administrative	7,220	6,688	532	8.0%
Total operating expenses	124,292	101,920	22,372	22.0%
Operating income	8,250	7,042	1,208	17.2%
Other (expenses) income
Interest expense	(8,155)	(13,471)	5,316	(39.5)%
Debt extinguishment and modification costs	—	(1,523)	1,523	(100.0)%
Gain on sale of business	—	107,239	(107,239)	(100.0)%
Other income, net	146	190	(44)	(23.2)%
Total other (expenses) income, net	(8,009)	92,435	(100,444)	(108.7)%
Income before income taxes	241	99,477	(99,236)	(99.8)%
Income tax expense	790	13,737	(12,947)	(94.2)%
Net (loss) income	$(549)	$85,740	$(86,289)	(100.6)%

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

(dollars in thousands)	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenue	$370,853	$298,251	$72,602	24.3%
Operating expenses
Costs of services	264,527	203,733	60,794	29.8%
Salary and employee benefits	31,808	29,695	2,113	7.1%
Depreciation and amortization	32,123	30,886	1,237	4.0%
Selling, general and administrative	22,213	19,305	2,908	15.1%
Total operating expenses	350,671	283,619	67,052	23.6%
Operating income	20,182	14,632	5,550	37.9%
Other (expenses) income
Interest expense	(24,608)	(35,454)	10,846	(30.6)%
Debt extinguishment and modification costs	(8,322)	(1,899)	(6,423)	338.2%
Gain on sale of business	—	107,239	(107,239)	(100.0)%
Other income, net	92	414	(322)	(77.8)%
Total other (expenses) income, net	(32,838)	70,300	(103,138)	(146.7)%
(Loss) income before income taxes	(12,656)	84,932	(97,588)	(114.9)%
Income tax expense	49	12,919	(12,870)	(99.6)%
Net (loss) income	$(12,705)	$72,013	$(84,718)	(117.6)%

The following table shows our reportable segments' financial performance data and selected performance measures for the three months ended September 30, 2021 compared to the three months ended September 30, 2020:

(in thousands)	Three Months Ended September 30,
	2021	2020	Change	% Change
Consumer Payments:
Revenues	$124,027	$99,301	$24,726	24.9%
Operating expenses	109,371	88,203	21,168	24.0%
Operating income	$14,656	$11,098	$3,558	32.1%
Operating margin	11.8%	11.2%
Depreciation and amortization	$10,971	$8,481	$2,490	29.4%
Key Indicators:
Merchant bankcard processing dollar value	$13,817,001	$11,235,068	$2,581,933	23.0%
Merchant bankcard transaction volume	151,524	122,623	28,901	23.6%
Commercial Payments:
Revenues	$4,181	$4,995	$(814)	(16.3)%
Operating expenses	4,210	4,826	(616)	(12.8)%
Operating (loss) income	$(29)	$169	$(198)	(117.2)%
Operating margin	(0.7)%	3.4%
Depreciation and amortization	$73	$77	$(4)	(5.2)%
Key Indicators:
Merchant bankcard processing dollar value	$86,855	$58,304	$28,551	49.0%
Merchant bankcard transaction volume	54	$24	$30	125.0%
Integrated Partners:
Revenues	$4,334	$4,666	$(332)	(7.1)%
Operating expenses	3,114	4,413	(1,299)	(29.4)%
Operating income	$1,220	$253	$967	382.2%
Operating margin	28.1%	5.4%
Depreciation and amortization	$1,017	$1,403	$(386)	(27.5)%
Key Indicators:
Merchant bankcard processing dollar value	$13,832	$105,537	$(91,705)	(86.9)%
Merchant bankcard transaction volume	160	371	(211)	(56.9)%
Operating income of reportable segments	$15,847	$11,520	$4,327	37.6%
Less: Corporate expense	(7,597)	(4,478)	(3,119)	(69.7)%
Consolidated operating income	$8,250	$7,042	$1,208	17.2%
Corporate depreciation and amortization	$269	$290	$(21)	(7.2)%
Key indicators:
Merchant bankcard processing dollar value	$13,917,688	$11,398,909	$2,518,779	22.1%
Merchant bankcard transaction volume	151,738	123,018	28,720	23.3%

The following table shows our reportable segments' financial performance data and selected performance measures for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

(in thousands)	Nine Months Ended September 30,
	2021	2020	Change	% Change
Consumer Payments:
Revenues	$352,045	$267,039	$85,006	31.8%
Operating expenses	309,578	241,519	68,059	28.2%
Operating income	$42,467	$25,520	$16,947	66.4%
Operating margin	12.1%	9.6%
Depreciation and amortization	$29,847	$25,721	$4,126	16.0%
Key Indicators:
Merchant bankcard processing dollar value	$39,564,898	$30,632,724	$8,932,174	29.2%
Merchant bankcard transaction volume	429,610	334,896	94,714	28.3%
Commercial Payments:
Revenues	$11,722	$17,017	$(5,295)	(31.1)%
Operating expenses	12,139	15,609	(3,470)	(22.2)%
Operating income (loss)	$(417)	$1,408	$(1,825)	(129.6)%
Operating margin	(3.6)%	8.3%
Depreciation and amortization	$220	$231	$(11)	(4.8)%
Key Indicators:
Merchant bankcard processing dollar value	$225,373	$195,229	$30,144	15.4%
Merchant bankcard transaction volume	140	70	70	100.0%
Integrated Partners:
Revenues	$7,086	$14,195	$(7,109)	(50.1)%
Operating expenses	5,609	12,729	(7,120)	(55.9)%
Operating income	$1,477	$1,466	$11	0.8%
Operating margin	20.8%	10.3%
Depreciation and amortization	$1,222	$4,048	$(2,826)	(69.8)%
Key Indicators:
Merchant bankcard processing dollar value	$38,256	$352,144	$(313,888)	(89.1)%
Merchant bankcard transaction volume	390	1,207	(817)	(67.7)%
Operating income of reportable segments	$43,527	$28,394	$15,133	53.3%
Less: Corporate expense	(23,345)	(13,762)	(9,583)	(69.6)%
Consolidated operating income	$20,182	$14,632	$5,550	37.9%
Corporate depreciation and amortization	$834	$886	$(52)	(5.9)%
Key indicators:
Merchant bankcard processing dollar value	$39,828,527	$31,180,097	$8,648,430	27.7%
Merchant bankcard transaction volume	430,140	336,173	93,967	28.0%

Impact of COVID-19 on Results and Trends
The outbreak of COVID-19 in the United States, which was declared a pandemic by the World Health Organization on March 11, 2020, adversely affected commercial activity and contributed to a significant decline in economic activity in 2020, particularly in the second quarter of 2020.
Starting in mid-March 2020 through April 2020, COVID-19 had a significant negative effect on our results. This impact was evident in a decline in merchant bankcard volume and our revenues particularly during the period of restrictive shelter-in-place requirements instituted across the United States toward the end of March 2020 through April 2020. In May 2020, as shelter-in-place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return, and revenue growth was supplemented by the acceleration of certain specialized product offerings and e-commerce payment transactions. This recovery momentum continued through the second half of 2020 and first nine months of 2021.
While there continues to be uncertainty regarding the future economic impacts of COVID-19 variants, our operating results reflect a significant recovery from the pandemic's negative effects during the first half of 2020. The pandemic's impact on the overall economy and on our comparative historical results and future results are beyond our ability to quantify predict or control.
Revenues
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Consolidated revenues
Our consolidated revenues in the third quarter of 2021 of $132.5 million increased by $23.6 million, or 21.6%, from revenues in the third quarter of 2020 of $109.0 million. Revenue growth of $24.7 million in our Consumer Payments segment was partially offset by revenue declines of $0.8 million and $0.3 million in our Commercial Payments and Integrated Partners segments, respectively.
Revenues in Consumer Payments segment
Consumer payments revenues in the third quarter 2021 of $124.0 million increased $24.7 million, or 24.9%, compared to revenues in the third quarter of 2020 of $99.3 million. This increase was driven by $30.0 million, or 33.3%, in revenue growth from our base merchant business, and was partially offset by a $5.3 million, or 58.0%, revenue decline from specialized e-commerce merchants.
Merchant bankcard volume in the third quarter of 2021 of $13.8 billion increased by $2.6 billion, or 23.0%, as compared with $11.2 billion in the third quarter of 2020. Merchant bankcard transactions of 151.5 million in the third quarter of 2021 increased by 23.6%, as compared with 122.6 million in the third quarter of 2020. Average ticket (calculated by dividing bankcard processing dollar value by the associated number of transactions processed) of $91.19 in the third quarter of 2021 decreased by 0.5%, as compared with $91.62 in the third quarter of 2020. The pandemic's influence on consumer behavior impacted the comparative volume, vertical industry mix and overall consumer spending trends.
Revenues in Commercial Payments segment
Commercial Payments revenues in the third quarter of 2021 of $4.2 million decreased by $0.8 million, or 16.3%, compared to revenues in the third quarter of 2020 of $5.0 million. Revenues in this segment are derived primarily from the accounts payable automated solutions business and from our curated managed services business.
Revenues from the accounts payable automated solutions business in the third quarter of 2021 of $1.6 million increased $0.1 million, or 3.9%, from $1.5 million in the third quarter of 2020. This increase was moderate due to increased volume from customers with lower yield. Revenues from our curated managed services business in the third quarter of 2021 of $2.6 million decreased by $0.9 million, or 25.7%, from revenues in the third quarter of 2020 of $3.5 million. This decrease was driven by a decline and curtailment in 2020 of a customer's merchant financing program in response to the COVID-19 related economic conditions and subsequent changes in the customer's business model. However, this customer initiated a new supplier enablement program during the first quarter of 2021 which contributed $1.0 million of additional revenue in the third quarter of 2021.
Revenues in Integrated Partners segment
Integrated Partners revenues in the third quarter of 2021 of $4.3 million decreased by $0.3 million, or 7.1%, compared to revenues in the third quarter of 2020 of $4.7 million. PRET comprised $0.8 million and $4.1 million of this segment's revenues in the third quarter of 2021 and 2020, respectively. Through September 22, 2020, PRET was comprised of our RentPayment and Landlord Station businesses. RentPayment, which was sold on September 22, 2020, generated revenue of $3.9 million in the third quarter of 2020. Simultaneous with the sale of RentPayment, PRET entered into revenue-producing agreements with the buyer to provide ongoing technology support and payment processing services, which offers us an opportunity to expand this relationship and provide payment processing services to existing customers of the buyer. Revenues in the third quarter 2021 of $0.8 million from PRET's ongoing business increased $0.6 million, or 274.2%, compared with revenues of $0.2 million in the third quarter of 2020. Finxera Holdings, Inc. ("Finxera"), which was acquired on September 17, 2021, contributed $3.0 million to this segment’s revenues in the third quarter of 2021. Priority PayRight Health Solutions and PHOT contributed $0.6 million of this segment's revenues in the third quarter of 2021.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Consolidated revenues
Our consolidated revenues in the first nine months of 2021 of $370.9 million increased by $72.6 million, or 24.3%, from revenues in the first nine months of 2020 of $298.3 million. Revenue growth of $85.0 million in our Consumer Payments segment was partially offset by revenue declines of $5.3 million and $7.1 million in our Commercial Payments and Integrated Partners segments, respectively.
Revenues in Consumer Payments segment
Consumer payments revenues in the first nine months of 2021 of $352.0 million increased $85.0 million, or 31.8%, compared to revenues in the first nine months of 2020 of $267.0 million. This increase was driven by $87.6 million, or 35.1%, revenue growth from our base merchant business, and a $2.6 million, or 14.9%, decrease in revenue from specialized e-commerce merchants.
Merchant bankcard volume in the first nine months of 2021 of $39.6 billion increased by $8.9 billion, or 29.2%, as compared with $30.6 billion in the first nine months of 2020. Merchant bankcard transactions of 429.6 million in the first nine months of 2021 increased by 28.3%, as compared with 334.9 million in the first nine months of 2020. Average ticket of $92.09 in the first nine months of 2021 increased 0.7%, as compared with $91.47 in first nine months of 2020.
Revenues in Commercial Payments segment
Commercial Payments revenues in the first nine months of 2021 of $11.7 million decreased by $5.3 million, or 31.1%, compared to revenues in the first nine months of 2020 of $17.0 million. Revenue in this segment is derived primarily from the accounts payable automated solutions business and from our curated managed services business.
Revenue from the accounts payable automated solutions business in the first nine months of 2021 of $4.9 million increased $0.4 million, or 8.9%, from $4.5 million in the first nine months of 2020. This increase was due to increased volume from customers with lower yield. Revenue from our curated managed services business in the first nine months of 2021 of $6.8 million decreased by $5.7 million, or 45.6%, from revenue in the first nine months 2020 of $12.5 million. This decrease was driven by a decline and curtailment in 2020 of a customer's merchant financing program in response to the COVID-19 related economic conditions and subsequent changes in the customer's business model. However, this customer initiated a new supplier enablement program during the first quarter 2021 which contributed $1.7 million of additional revenue in the first nine months of 2021.

Revenues in Integrated Partners segment
Integrated Partners revenues in the first nine months of 2021 of $7.1 million, decreased by $7.1 million, or 50.1%, compared to revenues in the first nine months of 2020 of $14.2 million. PRET comprised $2.3 million and $12.6 million of this segment's revenues in the first nine months of 2021 and 2020, respectively. Through September 22, 2020, PRET was comprised of our RentPayment and our Landlord Station businesses. RentPayment, which was sold on September 22, 2020, generated revenue of $12.1 million in the first nine months of 2020. Simultaneous with the sale of RentPayment, PRET entered into revenue-producing agreements with the buyer to provide ongoing technology support and payment processing services, which offers us an opportunity to expand this relationship and provide payment processing services to existing customers of the buyer. Revenue in the first nine months of 2021 of $2.3 million from PRET's ongoing business increased $1.9 million, or 475.0%, compared with revenue of $0.4 million in the in the first nine months of 2020. Finxera, which was acquired on September 17, 2021, contributed $3.0 million to this segment’s revenue in the first nine months of 2021. Priority PayRight Health Solutions and PHOT contributed $1.8 million of this segment's revenue in the first nine months of 2021.
Consolidated Operating expenses
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Our consolidated operating expenses in the third quarter of 2021 of $124.3 million increased $22.4 million, or 22.0%, from consolidated operating expenses in the third quarter of 2020 of $101.9 million. This increase was driven by an increase in costs of services. Costs of services is the third quarter of 2021 of $92.8 million increased by $17.9 million or 23.8%, from costs of services in the third quarter of 2020 of $74.9 million due to higher revenues in the third quarter of 2021. Depreciation and amortization expense in the third quarter of 2021 of $12.3 million increased by $2.1 million, or 20.3%, from depreciation and amortization expense in the third quarter of 2020 of $10.3 million primarily due to amortization expense from intangible assets acquired during the period. Salary and employee benefits expense in the third quarter of 2021 of $11.9 million increased $1.9 million, or 19.0%, from salary and employee benefits expense in the third quarter of 2020 of $10.0 million, primarily attributable to an increase in the number of employees and contracted resources caused by the increased level of operations and acquisitions, as well as higher stock-based compensation expense. Selling, general and administrative ("SG&A") expense in the third quarter of 2021 of $7.2 million increased $0.5 million, or 8.0%, from SG&A expense in the third quarter of 2020 of $6.7 million, primarily attributable to acquisition and corporate financing activities, tax-related assessments, and slightly higher costs for travel, tradeshows and office-related expenses. During the third quarter of 2021, SG&A expense included $1.3 million of professional fees and expenses incurred in connection with the acquisition of Finxera, as well as certain litigation activities, and $0.6 million of tax-related assessments and acquisition-related transition services. During the third quarter of 2020, SG&A expense included $0.6 million of professional fees and expenses primarily incurred in connection with acquisition and litigation activities, $1.0 million of acquisition-related transition services in the Integrated Partners segment, and a $1.0 million write-down in the carrying value of an intangible asset in the Consumer Payments segment. These expenses were partially offset by a $0.8 million legal recovery settled in the third quarter of 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Our consolidated operating expenses in the first nine months of 2021 of $350.7 million increased $67.1 million, or 23.6%, from consolidated operating expenses in the first nine months of 2020 of $283.6 million. This increase was driven by higher costs of services. Costs of services in the first nine months 2021 of $264.5 million increased $60.8 million, or 29.8%, from costs of services in the first nine months 2020 of $203.7 million due to higher revenues in the first nine months of 2021. Depreciation and amortization expense in the first nine months of 2021 of $32.1 million increased by $1.2 million, or 4.0%, from depreciation and amortization expense in the first nine months of 2020 of $30.9 million due to amortization expense from intangible assets acquired during the period. Salary and employee benefits expense in the first nine months of 2021 of $31.8 million increased $2.1 million, or 7.1%, from salary and employee benefits expenses in the first nine months of 2020 of $29.7 million, primarily attributable to an increase in the number of employees and contracted resources caused by the increased level of operations, as well as higher stock-based compensation expense. SG&A expense in the first nine months of 2021 of $22.2 million increased $2.9 million, or 15.1%, from SG&A expense in the first nine months of 2020 of $19.3 million. During the first nine months of 2021, SG&A expense included $6.8 million of professional fees and expenses incurred in connection with the acquisition of Finxera, the April 2021 debt refinancing and issuance of preferred stock and other acquisition activities, as well as litigation activities, and $0.6 million of tax-related assessments and acquisition-related transition services. During the first nine months of 2020, Corporate SG&A expense included $1.5 million of professional fees and expenses primarily incurred in connection with acquisition and litigation activities, partially offset by $0.7 million of legal settlement recoveries. The Integrated Partners segment SG&A expense included $2.7 million of acquisition-related transition services, while the Consumer Payments segment expense included a $1.0 million write-down of the carrying value of an intangible asset.
Operating income (loss)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Consolidated operating income in the third quarter of 2021 of $8.3 million increased by $1.2 million, or 17.2%, from $7.0 million in the third quarter of 2020. This increase was the result of $5.7 million of higher revenues less costs of services partially offset by $1.9 million of higher salary and employee benefits expense, $0.5 million of higher SG&A expense and $2.1 million of higher depreciation and amortization expense.
Our Consumer Payments segment contributed $14.7 million in operating income for the third quarter of 2021, an increase of $3.6 million, or 32.1%, from $11.1 million in the third quarter of 2020. This increase was the result of $6.6 million higher revenues less costs of services and $0.8 million of lower SG&A expense being partially offset by $1.3 million of higher salary and employee benefits expense and $2.5 million of higher depreciation and amortization expense.
Our Commercial Payments segment had an operating income slightly below breakeven for the third quarter of 2021 compared to operating income of $0.2 million for the third quarter of 2020. This decline was primarily the result of $0.4 million of lower revenues less costs of services being partially offset by $0.2 million of lower other operating costs, primarily salaries and employee benefits.
Our Integrated Partners segment contributed operating income of $1.2 million for the third quarter of 2021, an increase of $1.0 million compared to $0.3 million of operating income for the third quarter of 2020. The increase was driven by the September 2021 acquisition of Finxera. Revenues less costs of services decreased by $0.5 million, which was more than offset by a decrease in SG&A of $1.1 million, and a decrease in depreciation and amortization expense of $0.4 million. SG&A in the third quarter of 2020 included $1.0 million of RentPayment acquisition-related transition services. The RentPayment business was sold in September, 2020.
Corporate expenses were $7.6 million for the third quarter of 2021, an increase of $3.1 million from expenses of $4.5 million for the third quarter of 2020. This increase was driven by an increase in professional fees, selling, general and administrative expenses, and salaries and employee benefits, as described above in the prior section for Consolidated Operating expenses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Consolidated operating income in the first nine months of 2021 of $20.2 million increased by $5.6 million, or 37.9%, from $14.6 million in the first nine months of 2020. This increase was the result of $11.8 million of higher revenues less costs of services being partially offset by $2.1 million of higher salary and employee benefits expense, $2.9 million of higher SG&A expense and $1.2 million of higher depreciation and amortization expense.
Our Consumer Payments segment contributed $42.5 million in operating income in the first nine months of 2021, an increase of $16.9 million, or 66.4%, from $25.5 million in the first nine months of 2020. This increase was the result of $21.6 million higher revenues less costs of services and $1.4 million of lower SG&A expense being partially offset by $1.9 million of higher salary and employee benefits expense and $4.1 million of higher depreciation and amortization due to an increase in intangible assets from acquisitions.
Our Commercial Payments segment had an operating loss of $0.4 million in the first nine months of 2021 compared to operating income of $1.4 million in the first nine months of 2020. This $1.8 million decline was the result of $2.3 million of lower revenues less costs of services, partially offset by $0.5 million of lower salary and employee benefits.

Our Integrated Partners segment contributed operating income of $1.5 million in the first nine months of 2021, which is consistent with $1.5 million of operating income in the first nine months of 2020. The September 2021 acquisition of Finxera resulting in $1.0 million of operating profit, and PRET's ongoing operating profit increased $0.8 million for the first nine months of 2021, which was offset by the September 2020 sale of PRET's RentPayment business, which had operating profit of $1.8 million for the first nine months of 2020.
Corporate expenses were $23.3 million in the first nine months of 2021, an increase of $9.5 million from expenses of $13.8 million in the first nine months of 2020. This increase was driven by a $5.5 million increase in professional fees, a $2.1 million increase in selling, general and administrative expenses, and a $1.9 million increase in salaries and employee benefits, as described above in the prior section for Consolidated Operating expenses.
Interest expense
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Interest expense in the third quarter of 2021 of $8.2 million decreased by $5.3 million, or 39.5%, from $13.5 million in the third quarter of 2020. This decline was primarily driven by lower rate of interest on the new loans secured by the Company on the refinancing of its credit facilities in April 2021. The new term and revolver loans carry an interest rate of 6.75% and 5.75%, respectively, as compared to the old term loans and subordinated term loans, which carried an interest rate of 7.5% and 12.5%, respectively. The outstanding debt during the third quarter 2020 was also higher as proceeds from the RentPayment sale in September 2020 were used to fund the senior debt principal repayment. Additionally, proceeds from the issuance of our redeemable senior preferred stock in April 2021 were used to repay the subordinated debt which carried a higher rate of interest.
Interest expense included cash interest, payment-in-kind interest and amortization of deferred financing costs and debt discounts. During the third quarter of 2021 and 2020, interest expense was comprised of:

(dollars in thousands)	Three Months Ended September 30,
	2021	2020
Cash	$8,296	$9,589
Payment-in-kind	—	3,228
Amortization and other	(141)	654
	$8,155	$13,471
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Interest expense in the first nine months of 2021 of $24.6 million decreased by $10.9 million, or 30.6%, from $35.5 million in the first nine months of 2020. This decline was primarily driven by the factors described above for the three months ended September 30, 2021 compared to three months ended September 30, 2020.
Interest expense included cash interest, payment-in-kind interest and amortization of deferred financing costs and debt discounts. During the first nine months of 2021 and 2020, interest expense was comprised of:

(dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Cash	$17,250	$27,028
Payment-in-kind	2,512	6,643
Amortization and other	4,846	1,783
	$24,608	$35,454

Debt extinguishment and modification costs
Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
During April 2021, the Company expensed unamortized deferred costs and discounts of $3.0 million associated with the retirement of our subordinated debt facility and refinancing of our senior debt facility and expensed $5.3 million of third-party costs incurred in connection with the refinancing. During September 2020 the Company expensed unamortized deferred costs and discount of $1.5 million associated with the $106.5 million principal prepayment for the term facility under our Senior Credit Facility. In the first quarter of 2020, the Company expensed $0.4 million of third-party costs incurred in connection with the amendment of our debt facilities.
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
With respect to recording a deferred tax benefit for the carryforward of business interest expense, GAAP applies a "more likely than not" threshold for assessing recoverability. Based on management's assessment, as of the third quarter of 2021 the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the fiscal three month and nine month periods ended September 30, 2021. We determined that since small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate of the year to date tax provision for the fiscal three month and nine month periods ended September 30, 2021.
Financial Condition
The following discussion describes key changes that have occurred to our consolidated balance sheet at September 30, 2021 compared to December 31, 2020.
Total current assets of $580.7 million at September 30, 2021 increased by $444.8 million from $135.9 million at December 31, 2020 due primarily to the following factors:
Cash and cash equivalents
Unrestricted cash of $17.0 million at September 30, 2021 increased by $7.8 million from $9.2 million at December 31, 2020. The increase is largely attributable to net cash used in operating activities of $2.6 million, offset by the net impact of cash provided by (used in) investing and financing activities.

Restricted cash
Restricted cash of $17.3 million decreased by $61.6 million in the first nine months 2021, largely attributable to the transfer of customer restricted cash from a Priority-owned account to a bank-owned FBO account resulting from a change in our business practice for certain types of customer deposits and cash advance payments.
Prepaid expenses and other current assets
Prepaid expenses and other current assets of $13.3 million increased by $9.8 million in the first nine months 2021, largely attributable to acquisition of Finxera.
Settlement assets and customer account balances
Settlement assets and customer account balances of $480.3 million increased by $479.5 million in the first nine months of 2021, largely attributable to the acquisition of Finxera for cash balances in client and subscriber accounts.
Accounts receivable, net of allowance for doubtful accounts
Accounts receivable, net of $52.7 million increased by $11.3 million in the first nine months of 2021, largely attributable to higher revenues.
Total assets of $1,335.2 million at September 30, 2021 increased by $917.4 million from $417.8 million at December 31, 2020 due primarily to the $444.8 million increase in current assets and the following increases in long-term assets:
Goodwill
Goodwill of $372.7 million increased by $265.9 million in the first nine months of 2021, resulting from the acquisition of C&H Financial Services, Inc.in June 2021 and the acquisition of Finxera in September 2021.
Intangible assets
Intangible assets, net of accumulated amortization, of $346.7 million increased by $248.6 million in the first nine months of 2021, resulting from acquisitions of $274.5 million, offset by amortization expense of $25.9 million.
Deferred taxes
The net deferred tax asset of $3.5 million decreased by $43.2 million in the first nine months of 2021, primarily resulting from a deferred tax liability recorded as part of the acquisition of Finxera in September 2021.
Total current liabilities of $569.2 million at September 30, 2021 increased by $420.4 million from $148.8 million at December 31, 2020 due primarily to the following factors:
Accounts payable and accrued expenses
Accounts payable and accrued expenses of $42.1 million increased by $12.3 million in the first nine months of 2021, as a result of the acquisition of Finxera and an increase in operations.
Settlement and customer account obligations
Settlement and customer account obligations of $489.3 million at September 30, 2021 increased by $416.4 million from $72.9 million at December 31, 2020 largely attributable to obligations related to customer account balances of $479.5 million from the Finxera acquisition offset by a decrease in customer restricted cash from a Priority-owned account to a bank-owned FBO account resulting from a change in our business practice for certain types of customer cash advance activities. The increase in customer account obligations is directly correlated with the increase in customer account balances.

Current portion of long-term debt
Current portion of long-term debt of $6.2 million at September 30, 2021 decreased by $13.2 million from $19.4 million at December 31, 2020 due to the April 2021 debt refinancing, which resulted in an updated repayment schedule. The April 2021 debt refinancing is discussed below in the subsequent section for Liquidity and Capital Resources.
Total liabilities of $1,203.3 million at September 30, 2021 increased by $686.9 million from $516.4 million at December 31, 2020 due primarily to the $420.4 million increase in current liabilities and the following changes in long-term liabilities:
Long-term debt, net of current portion, discounts and debt issuance costs
Long-term debt of $620.0 million, including borrowings under the revolving credit facility of $30.0 million at September 30, 2021 increased by $262.1 million from $357.9 million at December 31, 2020 due largely to the April 2021 debt refinancing and additional borrowings for the funding of the Finxera and the C&H Financial Services, Inc. acquisitions.
Redeemable senior preferred stock
Redeemable senior preferred stock of $205.3 million at September 30, 2021 increased by $205.3 million due to the issuance and sale Redeemable Senior Preferred Stock. The issuance of redeemable senior preferred stock is discussed below in the subsequent section for Liquidity and Capital Resources.
The Company issued 150.0 million of redeemable senior preferred stock along with detachable Warrants to purchase up to 1,803,841 shares of the Company's common stock, par value $0.001 per share, at an exercise price $0.001 in April 2021. In September 2021, an additional $75.0 million of redeemable senior preferred stock was issued as part of the September 17, 2021 Finxera acquisition. The Company received a commitment from the investors to purchase up to an additional $25.0 million of redeemable senior preferred stock to provide financing for other permitted acquisitions. Proceeds from the issuance of the redeemable senior preferred stock of $211.0 million (net of discount of $5.9 million and issuance costs of $7.4 million) were allocated to the redeemable senior preferred stock $199.6 million and to the warrants $11.4 million.
Stockholders' deficit
Stockholders' deficit of $73.4 million at September 30, 2021 decreased by $25.2 million from a deficit of $98.6 million at December 31, 2020. Accumulated deficit of $114.7 million increased $12.7 million in the first nine months of 2021 due to the net loss of $12.7 million for nine months ended September 30, 2021.
Additional paid-in capital of $44.6 million increased by $38.8 million in the first nine months of 2021. The increase was primarily driven by a $34.4 million in proceeds from the issuance of 7,551,354 common shares from the Finxera merger, $11.4 million from the issuance of detachable warrants, $10.0 million from the issuance of common stock in redemptions of non-controlling interest preferred units, $2.2 million from stock-based compensation and $1.2 million from stock option exercises. These increases were offset by a decrease of $10.8 million related to non-controlling interest preferred unit redemptions and a decrease of $9.7 million for dividends to redeemable senior preferred stockholders, including $1.0 million of discount accretion. The preferred unit redemption is discussed below in PHOT Preferred Unit Redemption – Distribution to Non-Controlling Interests.
Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit facility are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management's estimates and assumptions, including utilizing the most currently available information regarding the effects of the COVID-19 pandemic on our financial results.

Actual future results could differ materially, as the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and ultimately could negatively impact our liquidity and capital resources.
Our principal uses of cash are to fund business operations, administrative costs and debt service.
Our working capital, defined as current assets less current liabilities, was $11.5 million at September 30, 2021 and $(13.0) million December 31, 2020, respectively. At September 30, 2021, we had $30.0 million outstanding under the $40.0 million revolving credit facility of our Senior Credit Agreement.
The following tables and narrative reflect our changes in cash flows for the comparative nine month periods ended September 30, 2021 and 2020:

(dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(2,567)	$10,431
Investing activities	(462,878)	168,990
Financing activities	871,010	(171,056)
Net increase in cash and cash equivalents, and restricted cash	$405,565	$8,365
Cash (Used In) Provided By Operating Activities
Net cash used in operating activities was $2.6 million in the first nine months of 2021 compared to net cash provided by operating activities of $10.4 million in the first nine months of 2020. The decrease is primarily driven by the payment of PIK interest and changes in operating assets and liabilities.
Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $462.9 million in the first nine months 2021 compared to net cash provided by investing activities of $169.0 million in the first nine months of 2020. Cash used to acquire intangible portfolio assets amounted to $48.2 million in the first nine months of 2021 compared to $4.4 million in the first nine months of 2020. Cash used to acquire businesses in the first nine months of 2021 amounted to $407.1 million. Cash used to acquire property, equipment and software amounted to $7.5 million in the first nine months of 2021 and $6.0 million in the first half of 2020.
Cash Provided By (Used In) Financing Activities
Net cash provided by financing activities was $871.0 million in the first nine months compared to net cash used in financing activities of $171.1 million in the first nine months of 2020. In the first nine months of 2021, total debt principal repayments were $359.9 million; proceeds from the issuance of long-term debt, net of deferred discounts and debt issuance costs, were $598.2 million; proceeds from borrowings under the revolving credit facility were $30.0 million; proceeds from issuance of senior preferred equity, net of discounts and issuance costs, were $211.0 million cash portion of dividend paid to redeemable senior preferred stockholder was $4.0 million; cash portion of preferred unit redemption to non-controlling interests was $0.8 million, proceeds from exercise of stock options was $1.2 million and the Company repurchased 162,715 shares of its common stock at a cost of $1.0 million under its share repurchase program. In the first nine months of 2020, senior debt principal repayments of $109.5 million, debt modification costs of $2.7 million , $0.5 million of net repayments under the revolving credit facility, redemption of redeemable non-controlling interests of $5.7 million and profit distributions to non-controlling interests of $45.3 million. In the first nine months of 2021, cash provided by financing activities included balances in customer accounts of $396.3 million resulting from the acquisition of Finxera.

Long-Term Debt at September 30, 2021
On April 27, 2021, the Company refinanced its previous credit facilities by entering into a new Credit and Guaranty Agreement ("the Credit Agreement"). The Credit Agreement, is comprised of a senior secured first lien term loan facility in an aggregate principal amount of $300.0 million (the "Initial Term Loan", or "Term Loan"), a senior secured revolving credit facility in an aggregate amount not to exceed $40.0 million outstanding at any time and a senior secured first lien delayed draw term loan facility in an aggregate principal amount of $290.0 million ("Delayed Draw Term Loan", or "Term Loan"), the proceeds of which may be used to fund the Company's acquisition of Finxera. The Term Loan's interest rate is LIBOR (1.0% floor) plus 5.75%, which is a 75 basis point reduction from LIBOR (1.0% floor) plus 6.5% under the prior senior indebtedness.
As of September 30, 2021, we had outstanding debt obligations, including current portion and net of unamortized debt discount of $626.2 million, compared to $377.3 million at December 31, 2020, resulting in an increase of $248.9 million. The debt balance at September 30, 2021 consisted of $596.2 million outstanding under the Term Loan and $30 million outstanding under the revolving credit facility. Minimum amortization of the Initial Term Loan are equal quarterly installments in aggregate annual amounts equal to 1.0% of original principal, with the balance paid upon maturity. The Term Loan matures in April 2027 and the revolving credit facility expires in April 2026.
The Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Loan Parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Loan Parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022, 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023 and 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter.
As of September 30, 2021, we were in compliance with our financial covenants. Total Net Leverage Ratio, Consolidated Total Debt and Consolidated Adjusted EBITDA are defined in the Credit and Guaranty Agreement and are summarized below:
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

Consolidated Adjusted EBITDA is a non-GAAP liquidity measure. For determining the Total Net Leverage Ratio at September 30, 2021, Consolidated Adjusted EBITDA was calculated as follows in accordance with the referenced clause definitions from the Credit and Guaranty Agreement executed on April 27, 2021:

(in thousands)	Last Twelve Months Ended
September 30, 2021
Consolidated Net Income (GAAP)	$(13,709)
Applicable Adjustments:
Interest expense (clause (i)(b))	33,992
Depreciation and amortization (clause (i)(d))	42,012
Income tax expense (clause (i)(c))	(1,971)
Non-cash stock-based compensation (clause (i)(j))	3,153
Acquisition transition services (clause (i)(k))	(50)
Debt extinguishment and modification expenses (clause (i)(h))	8,322
Impairment of intangible asset (clause (i)(f))	773
Provision for allowance for note receivable (clause (i)(f))	467
Change in fair value of contingent consideration for business combinations (clause (ii)(a))	(360)
Certain legal fees and expenses (clause (i)(m))	4,778
Litigation settlement recoveries (clause (i)(k))	3
Professional, accounting and consulting fees (clause (i)(k))	2,404
Other professional and consulting fees (clause (i)(h))	1,693
Other adjustments (clause (i)(k))	965
Pro forma impact of disposal	99
Pro forma impact of acquisitions and transactions	65,274
Consolidated Adjusted EBITDA (non-GAAP)	$147,845
At September 30, 2021, the Total Net Leverage Ratio was 4.27:1.00, calculated as follows:

(in thousands, except ratio)	September 30, 2021
Consolidated Total Debt:
Current portion of long-term debt	$6,200
Long-term debt, net of discounts and deferred financing costs	619,957
Unamortized debt discounts and deferred financing costs	22,293
648,450
Less unrestricted cash	(16,974)
Consolidated Net Debt	$631,476

Total Net Leverage Ratio	4.27x
Redeemable Senior Preferred Stock.
On April 27, 2021, we entered into the Securities Purchase Agreement with credit funds managed by certain affiliates of Ares Management Corporation ("Investors"), pursuant to which we issued and sold 150,000 shares of Redeemable Senior Preferred Stock, par value $0.001 per share, at a purchase price of $150.0 million, or $1,000 per Redeemable Senior Preferred Share, less a $5.0 million discount and issued Warrants to purchase up to 1,803,841 shares of the Company's common stock, par value

$0.001 per share, at an exercise price $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the Warrants.
In addition on September 17, 2021 the Company issued an additional 75,000 shares of Redeemable Senior Preferred Stock, upon the consummation of the Company's acquisition of Finxera for a purchase price of $75.0 million, or $100 per share, less a discount of $0.9 million. The Company may also issue and sell to the Investors up to an additional 25,000 shares of Redeemable Senior Preferred Stock, at a purchase price of $1,000 per share, less a discount of $0.3 million, within 18 months after September 17, 2021, upon the completion of a permitted acquisition and satisfaction of certain customary closing conditions.
Proceeds from the sale of the Redeemable Senior Preferred Stock were used to repay subordinated debt, pay certain fees and expenses relating to the debt refinancing and the Securities Purchase Agreement, fund an April 2021 asset acquisition and fund the Finxera acquisition in September 2021.
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
The Redeemable Senior Preferred Stock has a quarterly cumulative preferred dividend at LIBOR plus 12.0%, with a cash portion at the discretion of the Company at LIBOR (1.0% floor) plus 5.0% and accumulated portion at 7.0%. The dividend is subject to a 2.0% increase if the Company elects the cash portion to be added to accumulated. There are scheduled dividend rate increases after the fifth anniversary of issuance. In the first nine months of 2021, the Company's Board of Directors declared and authorized the second and third quarter 2021 dividends with a 6.0% cash portion of $1.6 million and $2.4 million, respectively, and a 7.0% accumulated portion of $1.8 million and $2.9 million respectively. The Company paid the dividend on June 30, 2021 and September 30, 2021. Additionally, the Company recorded $0.5 million of discount accretion.
Impact of COVID-19 Pandemic on Liquidity and Capital Resources
Our current assessment is that we anticipate cash on hand, funds generated from operations and available borrowings under our revolving credit facility to be sufficient to meet our working capital requirements, and that we will remain in compliance with our debt covenants. However, the ongoing magnitude, duration and effects of the COVID-19 pandemic on our future results of operation, cash flows and financial condition are difficult to predict at this time, and our current assessment is subject to material revision.
Related Party Transactions
PHOT Preferred Unit Redemption - Distribution to Non-Controlling Interests
In February 2019, PHOT, a subsidiary of the Company, received a contribution of substantially all of the operating assets eTab and Cumulus under asset contribution agreements. PHOT is a part of the Company's Integrated Partners reportable segment. No material liabilities were assumed by PHOT. These contributed assets were composed substantially of technology-related assets. Prior to these transactions, eTab was 80.0% owned by the Company's CEO. No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable NCIs in PHOT. Under these redeemable NCIs, the contributors were eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per year) on any undistributed preferred equity interest ("Total Preferred Equity Interest"). Once the Total Preferred Equity Interest is distributed to the holders, the redeemable NCIs cease to exist. The Company's CEO initially owned 83.3% of the redeemable NCIs, which ownership interest was subsequently reduced to 35.3% through the CEO's disposition of interests to others.

At the time of contribution, the Company determined that the contributor's carrying value of the eTab and Cumulus net assets (as a common control transaction under GAAP) were not material. Under the guidance for a common control transaction, the contribution of the eTab and Cumulus net assets did not result in a change of entity or the receipt of a business, therefore the Company's financial statements for prior periods were not adjusted to reflect the historical results attributable to the eTab net assets. For the period from February 1, 2019 through October 31, 2020, a total of $250,000 of PHOT's earnings were attributable to the NCIs of PHOT, and this same amount was distributed in cash to the NCIs during the same period.
In November 2020, the Company agreed with the contributors to an exchange of shares of common stock of the Company, or cash, for the remaining undistributed Total Preferred Equity Interests of $4.8 million. An exchange valuation for the Company's common stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company's lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021 in connection with the debt refinancing. The April 2021 debt refinancing is discussed above in the prior section for Liquidity and Capital Resources.
In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $814,219 of cash for the Total Preferred Equity Interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company's Executive Vice President of M&A and Corporate Development received 413,081 shares of common stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the common stock valuation in November 2020 and the date of exchange in May 2021, the Company's common stock price appreciated to $7.75 per share. The Company's financial statements for the three months ended June 30, 2021 reflect this exchange as a distribution to non-controlling interests at an appreciated common stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to Rule 144 trading restrictions. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of common stock and $0.8 million of cash.
Off-Balance Sheet Arrangements
We have not entered into any other transactions with third parties or unconsolidated entities whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or other obligations.
Commitments and Contractual Obligations
Commitments
See Note 2. Acquisitions and Note 12. Commitments and Contingencies, to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for disclosure information about potential contingent payments that we may be required to make in future periods that are not required to be recognized in our consolidated balance sheets as of September 30, 2021 or December 31, 2020.
Contractual Obligations
Except as described in the following, there have been no significant changes to our contractual obligations compared to those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Priority" included in the Annual Report for the year ended December 31, 2020. Changes in the minimum annual spend commitments with third-party processor partners and contingent consideration for acquisitions are further described in Note 12. Commitments and Contingencies. For an updated schedule of debt repayments under the Credit and Guaranty Agreement executed on April 27, 2021 and amended on September 17, 2021, see Note 9. Debt Obligations. Also, at December 31, 2020, the Company accrued approximately $6.2 million for the remaining cash consideration it estimates it will be required to pay under an assignment of merchant portfolio rights agreement and related reseller agreement it executed with a third-party in October 2019. Payments are required to be made on a quarterly basis through September 30, 2022. The Company continues to review its estimate of the remaining consideration to be paid and will adjust its obligation accordingly if deemed necessary. As of September 30, 2021, the only change in the amounts accrued was for the required payments made in 2021.

Critical Accounting Policies and Estimates
Our Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our most recent Annual Report on Form 10-K. There have been no material changes to these critical accounting policies and estimates as of September 30, 2021.
Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standards setting bodies that may affect our current and/or future financial statements. See Note 1. Basis of Presentation and Significant Accounting Policies, to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements not yet adopted.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.
b)  Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain legal proceedings and claims which occur in the normal course of our business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A "Risk Factors" because these risk factors may affect our operations and financial results.
The risks described in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2021 (shares are in whole units):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1-31, 2021	—	$—	—	—
August 1-31, 2021	44,911	5.79	44,911	955,089
September 1-30, 2021	117,804	$6.48	117,804	0
Total	162,715		162,715
(1)In August 2021, Priority's Board of Directors authorized a $10.0 million share repurchase program (the "2021 Share Repurchase Program"). Under this program the Company may purchase up to 1 million shares of its common stock through open market transactions, unsolicited or solicited privately negotiated transactions, or otherwise in accordance with all applicable securities laws and regulations. The 2021 Share Repurchase Program expires on August 17, 2022 and may be discontinued at any time. The Company terminated the 2021 Share Repurchase Program effective as of the close of business on September 23, 2021.
Item 3. Defaults Upon Senior Securities
N/A
Item 4. Mine Safety Disclosures
N/A
Item 5. Other Information
N/A

Item 6. Exhibits

Exhibit		Description

10.6		Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                        Priority Technology Holdings, Inc.

November 15, 2021	/s/ THOMAS C. PRIORE Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

November 15, 2021	/s/ MICHAEL T. VOLLKOMMER Michael T. Vollkommer Chief Financial Officer (Principal Financial Officer)