Form 10-K
period 2021-12-31
Priority Technology Holdings, Inc.
filed 2022-03-17
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $74.0 million (based upon the closing sale price of the common stock on that date on The Nasdaq Capital Market).
As of March 10, 2022, 77,561,210 shares of common stock, par value $0.001 per share, were issued and 76,840,794 shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Priority Technology Holdings, Inc., scheduled to be held on May 25, 2022, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2021.

Cautionary Note Regarding Forward-looking Statements
Some of the statements made in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic;
•competition in the payment processing industry;
•the use of distribution partners;
•any unauthorized disclosures of merchant or cardholder data, whether through breach of our computer systems, computer viruses or otherwise;
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
The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, including the risk factors set forth in the "Item 1A - Risk Factors" section of this Annual Report on Form 10-K, that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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

Terms Used in this Annual Report on Form 10-K
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the terms "Company," "Priority," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

PART I.

Item 1. Business
Overview of the Company
Priority is a payments technology company that leverages a purpose-built platform to enable clients to collect, store and send money, operating at scale. We help our customers take and make payments while managing business and consumer operating accounts to monetize payment networks. Our tailored, agile technology powers high-value payments products bolstered by our industry leading personalized support.
Priority was established in 2005 and has grown from a founder financed startup to become the 6th largest non-bank merchant acquirer in the United States ("U.S.") by volume. Since inception, we have built a native technology platform that provides all forms of payments (card acquiring and issuing, automated clearing house ("ACH"), check and wire) and embedded banking services that serve small and medium-sized businesses ("SMB"), independent software vendor ("ISV") and enterprise customers. Collectively, our single platform to collect, store and send money currently processes over 60 billion transactions in payment volume on behalf of its approximately 240,000 SMB and ISV customers and has established approximately 75,000 supplier relationships. Priority maintains a global business platform with 790 employees operating from its headquarters in Alpharetta, GA and offices in other locations, including New York, NY; San Jose, CA; Chattanooga, TN; Raleigh, NC and Chandigarh, India.
Priority delivers value to its partners by leveraging a native banking and payments technology to deliver solutions that power modern commerce for SMBs and enterprise software and business partners. Our approach is simple, we handle the complexities of payments and banking to free our partners to focus on their core business objectives. Priority provides end-to-end operational support including risk management and underwriting, full compliance and customer service.
Our growth has been underpinned by three key strengths: 1) market leading proprietary product platforms in SMB, business-to-business ("B2B") and Enterprise Payments verticals; 2) focused distribution engines dedicated to helping our partners monetize their merchant payment networks; and 3) a cost-efficient, agile payment, banking and business processing infrastructure, purpose-built to support our partners in operating in these distinct market verticals.
Priority's solutions are delivered via internally developed payment applications and services to the SMB Payments, B2B Payments and Enterprise Payments business segments.
•SMB Payments: Provides full-service acquiring and payment-enabled solutions for business to consumer ("B2C") transactions, leveraging Priority's proprietary software platform, distributed through independent sales organizations ("ISO"), direct sales and vertically focused ISV channels.
•B2B Payments: Provides market-leading accounts payable ("AP") automation solutions to corporations, software partners and industry leading financial institutions ("FI") (including Citibank, Mastercard and American Express).
•Enterprise Payments: Provides embedded payment and banking solutions to enterprise customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.

PRIORITY

MISSION: Build innovative payment solutions that collect, store & send money to power modern commerce

Direct | ISV | Reseller

SMB PAYMENTS	
MX Merchant	MX Connect
e|tab	LandlordStation
PayRight	Cumulus

Direct | ISV | Reseller

B2B PAYMENTS	
CPX	FI's (ACH.com)
Managed Services	

Direct | ISV

ENTERPRISE PAYMENTS	
CFTPay	CFTConnect
Passport Enterprise	

PASSPORT – API / UI + UX ***"YOUR TICKET TO MODERN PAYMENTS"***

PASSPORT PLATFORM ARCHITECTURE (SHARED MACRO/MICRO SERVICES)

PAYMENTS

Card Processing · Compliance
Card Issuing · Pay Fac

BANKING

Virtual Accounts · Ledger · ACH/ACH+ · Compliance
Check Processing /Recon · Bill Payments

DATA SCIENCE

Data Warehouse · Business Intelligence
Data Science · Visualization

A NATIVE PLATFORM OF SHARED SERVICES EXPOSED AS SIMPLE SET OF API'S TO COLLECT, STORE & SEND MONEY

The SMB MX product line provides technology-enabled payment acceptance and business management capabilities to merchants, enterprises and our distribution partners. The MX product line includes MX Connect and our MX Merchant products, which together provide resellers and merchant clients a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. MX Connect provides our SMB payments reselling partners with automated tools that support low friction merchant on-boarding, underwriting and risk management, client service, and commission processing through a single mobile-enabled, web-based interface. The result is a smooth merchant activation onto our flagship consumer payments offering, MX Merchant, which provides core processing and business solutions to SMB clients. In addition to payment processing, the MX Merchant product line encompasses a variety of proprietary and third-party product applications that merchants can adopt such as MX Insights, MX Storefront, MX Retail, MX Invoice, MX B2B and ACH.com, among others. This comprehensive suite of solutions enables merchants to 1) identify key consumer trends in their businesses; 2) quickly implement e-commerce or retail point-of-sale ("POS") solutions; and 3) handle ACH payments. By empowering resellers to adopt a consultative selling approach and embedding our technology into the critical day-to-day workflows and operations of both merchants and resellers, we believe that we have established and maintained "sticky" relationships. We believe that our strong retention, coupled with consistent merchant onboarding, have resulted in strong processing volume and revenue growth.
In addition to our SMB offering, we have diversified our source of revenues through our growing presence in the B2B market. We provide automated AP offerings to our enterprise clients and FIs through our CPX platform. Our CPX platform offers clients a seamless bridge for buyer-to-supplier (payor-to-provider) payments by integrating directly to a buyer's payment instruction file and parsing it for payment to suppliers via virtual card, purchase card, ACH +, dynamic discounting or check. Successful implementation of our AP automation solutions provides: 1) suppliers with the benefits of cash acceleration; 2) buyers with valuable rebate/discount revenue: and 3) the Company with stable sources of payment processing and other revenue. Additionally, we provide curated managed services and a robust suite of integrated AP automation solutions to industry leading FIs and card networks such as Citibank, Mastercard, Visa and American Express, among others. Considering that the commercial payments volume in the U.S. is over twice the size of consumer payments and substantially less penetrated for electronic payments, we believe that this market represents a high growth opportunity for us.
Our Enterprise Payments segment provides embedded payment and banking solutions to enterprise customers that modernize legacy platforms and accelerate modern software partners looking to monetize payment components. We provide solutions for

ISVs, third-party integrators, and merchants that allow for the leveraging of our core payments engine, our automated payables platform or our account ledgering capabilities all via APIs resources.
We generate revenue primarily from payment processing transactions, and to a lesser extent, from monthly subscription services and other solutions provided to customers. Payment processing fees are generated from the ongoing sales of our merchants and are governed by multi-year merchant contracts. As a result, payment processing fees are highly recurring in nature. Due to the nature of our strong reseller-centric distribution model and differentiated technology offering, we can drive efficient scale and operating leverage, generating robust margins and profitability.
For the year ended December 31, 2021, we generated revenue of $514.9 million, net loss attributable to common stockholders of $24.6 million and Adjusted EBITDA (a non-GAAP liquidity measure) of $96.3 million, compared to revenue of $404.3 million, net income attributable to common stockholders of $25.7 million, and Adjusted EBITDA of $70.3 million for the year ended December 31, 2020. For a discussion of Adjusted EBITDA and a reconciliation to net income (loss), the most directly comparable measure under generally accepted accounting principles ("GAAP"), please see the section entitled "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources" in Part II of this Annual Report on Form 10-K.
Industry Overview
The payment processing industry provides merchants with credit, debit, gift, loyalty card and other payment processing services, along with related value-added solutions and information services. The industry continues to grow, driven by wider merchant acceptance, increased use of electronic payments and advances in payment technology. The proliferation of bankcards and the use of other payment technologies has made the acceptance of electronic payments through multiple channels a virtual necessity for many businesses to remain competitive. The increased use and acceptance of bankcards and the availability of more sophisticated products and services has resulted in a highly competitive, specialized industry.
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
Key Industry Trends
The following are key trends we believe are impacting the merchant acquiring/payment processing industry:
•Trend Toward Electronic Transactions – We believe the continued shift from cash/paper payments toward electronic/card payments will drive growth for merchant acquirers and processors as volume continues to grow correspondingly. We believe this migration and overall market growth will continue to provide tailwinds to the electronic payments industry.
•Convergence of Payments and Banking – As consumer behavior shifts due to the COVID-19 pandemic, the scale of disruption is likely to grow dramatically and the speed of change will continue to rise in the months to come. The appetite of both merchants and consumers for new alternatives to traditional payment options is top of mind and Big tech companies, fintechs, challenger banks and other non-bank entrants are driving market disruption by offering customers better user experiences at lower prices. The continued displacement of cash and checks over the next several years, helped along by customers' adoption of digital shopping and fueled by their desire to avoid contact with physical infrastructure and objects, will create even more opportunities for disruption in payments.
•Mobile Payments – Historically, e-commerce was conducted on a computer via a web browser; however, as mobile technologies continue to proliferate, consumers are making more purchases through mobile browsers and native mobile applications. We believe this shift represents a significant opportunity given the high growth rates of mobile payments volume, higher fees for card-not-present and cross-border processing and potential for the in-app economy to stimulate and/or alter consumer spending behavior.

B2B payments is the largest payment market in the U.S. by volume and presents a significant opportunity for payment providers to capitalize on the conversion of check and paper-based payments to electronic payments, including card-based acceptance. As businesses have increasingly looked to improve efficiency and reduce costs, the electronification of B2B payments has gained momentum.
Competitive Strengths
We possess certain attributes that we believe differentiate us as a leading provider of merchant acquiring, commercial payment and banking as a service ("BaaS") solutions in the U.S. Our key competitive strengths include:
•Diverse Reseller Community – We maintain strong reseller relationships with approximately 1,300 partners, including ISOs, FIs, ISVs, value-added resellers ("VARs") and other referral partners. MX Connect enables resellers to efficiently market merchant acquiring solutions to a broad base of merchants through a one-to-many distribution model. We believe that our ability to service our reseller partners through a comprehensive offering provides a competitive advantage that has allowed the Company to build a large, diverse merchant base characterized by high retention. The strengths of our technology offering are manifested in the fact that we maintain ownership of merchant contracts, with most reseller contracts including strong non-solicit and portability restrictions.
•Comprehensive Suite of Payment Solutions – We offer a comprehensive and differentiated suite of traditional and emerging payment products and services that enables SMBs to address their payment needs through one provider. Our purpose-built proprietary technology provides technology-enabled payment acceptance and business management solutions to merchants, enterprises and ISVs. We provide a payment processing platform that allows merchants to accept electronic payments (e.g., credit cards, debit cards, and ACH) at the POS, online, and via mobile payment technologies. We deliver innovative business management products and add-on features that meet the needs of SMBs across different vertical markets. Additionally, with our BaaS offerings, we are uniquely positioned to collect, store and send money on behalf of our customers. As a result, we believe we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption and value-add service utilization that is underway in the SMB market. We believe our solutions facilitate a superior merchant experience that results in increased customer lifetime value.
•Highly Scalable Business Model with Operating Leverage – As a result of thoughtful investments in our technology, we have developed robust and differentiated infrastructure that has enabled us to scale in a cost-efficient manner. Our operating efficiency supports a low capital expenditure environment to develop product enhancements that drive organic growth across our SMB and B2B payment ecosystems, as well as, attract both reselling partners and enterprise clients looking for best-in-class solutions. By creating a cost-efficient environment that facilitates the combination of ongoing product innovation to drive organic growth and stable cash flow to fund acquisitions, we anticipate ongoing economies of scale and increased margins over time.
•Experienced Management Team Led by Industry Veterans – Our executive management team has a record of execution in the merchant acquiring and technology-enabled payments industry. Our team has continued to develop and enhance our proprietary and innovative technology platforms that differentiate us in the payments industry. We invest to attract and retain executive leadership that align with the opportunities in the market and our strategic focus.
Growth Strategies
We intend to continue to execute a multi-pronged growth strategy, with diverse organic initiatives supplemented by acquisitions. Growth strategies include:
Organic Growth in our Consumer Reseller and Merchant Base
We expect to grow through our existing reseller network and merchant base by capitalizing on the organic growth of existing merchant volume and reseller merchant portfolios. By providing resellers with agile tools to manage their sales businesses and grow their merchant portfolio, we have established a solid base from which to generate new merchant adoption and retain existing merchants. By engaging in a consultative partnership approach, we maintain strong relationships with our reseller partners and continue to exhibit strong merchant adoption and volume growth trends. Through our resellers, we provide merchants with full-service acquiring solutions, as well as value-added services and tools to streamline their business processes and enable them to focus on driving same store sales growth.
Deploy our Banking as a Service Solution to Enterprise Customers
Our Enterprise Payments segment, and its flagship product Priority Passport enables software partners and business platform customers to embed our payments and banking solutions into their core operating and business systems that deliver a fully automated and digital experience to collect, store and send money for their customers. Through Passport, Priority delivers a full BaaS solution to customers that manages the inflows and outflows, and reconciliation, of all forms of payments (ACH, wire, check, credit and debit) for an infinite number of clients from a single bank account. The platform today manages over 340,000 active accounts and, through its nationwide money transmission licenses, handles approximately $500.0 million in deposits across a growing number of partners. This segment is quickly growing as marketplaces, gig economy platforms, software partners, and legacy business platforms are incorporating features of payment processing and banking services into their customer experience and enhance their offering.
Expand our Network of Distribution Partners
We have established and maintained a strong position within the reseller community with approximately 1,300 partners. We intend to continue to expand our distribution network to reach new partners, particularly with ISVs and VARs to expand technology and integrated partnerships. We believe that our technology offering enables us to attract and retain, high-quality resellers focused on growth.
Deploy Industry Specific Payment Technology
We intend to continue to enhance and deploy our technology-enabled payment solutions in attractive industries. Specifically, we will continue to expand our capabilities to collect, store and send money into industry-specific verticals. We continue to identify and evaluate new, attractive industries where we can deliver differentiated technology-enabled payment solutions that meet merchants' industry-specific needs.
Expand Electronic Payments Share of B2B Transactions with CPX
We have a growing presence in the commercial payments market where we provide curated managed services and AP automation solutions to industry leading FIs and card networks such as Citibank, Mastercard, Visa and American Express. The commercial payments market is the largest and one of the fastest growing payments markets in the U.S. by volume. We are well positioned to capitalize on the shift from check to electronic payments, which currently lags the consumer payments market, by eliminating the friction between buyers and suppliers through our industry leading offerings. We believe this will drive strong growth and profitability.
Accretive Acquisitions
With a consistent, long-term goal of maximizing stockholder value, we intend to selectively pursue strategic and tactical acquisitions that meet our established criteria. We actively seek potential acquisition candidates that exhibit certain attractive attributes including predictable and recurring revenue, a scalable operating model, low capital intensity complementary technology offerings and a strong cultural fit. Our operating infrastructure is purpose-built to rapidly and seamlessly consolidate complementary businesses into our ecosystem all while optimizing revenue and cost synergies.
Sales and Distribution
We reach our SMB segment through three primary sales channels: 1) ISOs (Retail and Wholesale) and Agents; 2) FIs; and 3) ISVs and VARs. Our cloud-based solution, MX Connect, allows our partners and resellers to engage merchants for processing services and a host of value-added features designed to enhance their customer relationships. Our merchants utilize our cloud-based MX Merchant product suite to manage their businesses and process transactions. This separate solution increases our ability to retain the merchant if the ISO were to leave the Company.

Our B2B segment obtains its partner clients through: 1) direct sales initiatives; 2) ISVs and business partnerships; 3) the card networks (Mastercard, Visa, American Express); and 4) large U.S. banking institutions. We support a direct vendor sales model that provides turn-key merchant development, product sales and supplier enablement programs. By establishing a seamless bridge for buyer-to-supplier (payor-to-provider) payments that is integrated directly to a buyer's payment instruction file to facilitate payments to vendors via all payment types (virtual card, purchase card, ACH +, dynamic discounting), we have established ourselves as one of the top solutions in commercial payments.
Our market strategy has resulted in a merchant base that we believe is diversified across both industries and geographies resulting in, what we believe, is more stable average profitability per merchant. Only one single reseller relationship contributes more than 10% of total bankcard processing volume, and that one relationship represents approximately 18% of our total bankcard processing volume.
Security, Disaster Recovery and Back-up Systems
As a result of routine business operations, we store information relating to our merchants and their transactions. Because this information is considered sensitive in nature, we maintain a high level of security to protect it. Our computational systems are continually updated and audited to the latest security standards as defined by 1) payment card industry and data security standards; and 2) the Payment Card Industry Security Standards Council. As such, we have a dedicated team responsible for responding to security incidents. This team develops, maintains, tests and verifies our incident response plan. The primary function of this team is to react and respond to intrusions, denial of service, data leakage, malware, vandalism and other events that could potentially jeopardize data availability, integrity and confidentiality. In addition to handling security incidents, the incident response team continually educates themselves and us on information security matters.
High-availability and disaster recovery are provided through a combination of redundant hardware and software running at two geographically distinct data centers. Each data center deployment is an exact mirror of the other and each can handle all technical, payment and business operations for all product lines independently. If one data center becomes impaired, the traffic is automatically redirected to the other. Business continuity planning drills are run each quarter to test fail-over and recovery as well as staff operations and readiness.
Third-party Processors and Sponsor Banks
We partner with various vendors in the payments value chain, most notably processors and sponsor banks which sit between us (the merchant acquirer) and the card networks, to assist us in providing payment processing services to merchant clients. Processing is a scale-driven business in which many acquirers outsource the processing function to a small number of large processors. In these partnerships, we serve as a merchant acquirer and enter into processing agreements with payment processors, such as First Data or TSYS, to assist us in providing front-end and back-end transaction processing services for our merchants. These third parties are compensated for their services. These processors in turn have agreements with card networks such as Visa and Mastercard, through which the transaction information is routed in exchange for network fees.
To provide processing services, merchant acquirers like Priority must be registered with the card networks (e.g., Visa and Mastercard). To register with a card network in the U.S., acquirers must maintain relationships with banks willing to sponsor the merchant acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Wells Fargo, Synovus Bank, Pueblo Bank, Sutton Bank and Axiom Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by Atlantic Capital Bank and Fifth Third Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for Mastercard) across the card networks (or ACH network) to authorize and clear transactions.
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

Initial Underwriting – Central to our risk management process are our front-line underwriting policies that vet all resellers and merchants prior to their contractual arrangements with us. Our automated risk systems pull: 1) credit bureau reports; 2) corporate ownership details; 3) anti-money laundering information; and, 4) Office of Foreign Assets Control ("OFAC") and Financial Crimes Enforcement Network ("FinCEN") information from a variety of integrated databases. The collected information is delivered to a tenured team of underwriters who conduct any necessary industry checks, financial performance analysis or owner background checks, consistent with our policies. Based upon these results, the underwriting department rejects or approves the merchant or reseller and sets appropriate merchant and reseller reserve requirements which are held by our bank sponsors on our behalf. Resellers are subject to quarterly and/or annual assessments for financial strength in compliance with our policies and adjustments to reserve levels. The results of our initial merchant underwriting process inform the transaction-level risk limits for volume, average ticket, transaction types and authorization codes that are captured by our CYRIS risk module - a proprietary risk system that monitors and reports transaction risk activity to our risk team. This transaction-level risk module, housed within MX Connect, forms the foundational risk management framework that enables the Company to optimize transaction activity and processing scale while preserving a modest aggregate risk profile that has resulted in historically low losses.
Real-Time Risk Monitoring – Merchant transactions are monitored on a transactional basis to proactively enforce risk controls. Our risk systems provide automated evaluation of merchant transaction activity against initial underwriting settings. Transactions that are outside underwriting parameters are queued for further investigation. Also, resellers whose merchant portfolio represents a concentration of investigated merchants are evaluated for risk action (i.e., increased reserves or contract termination).
Risk Audit – Transactions flagged by our risk monitoring systems or that demonstrate suspicious activity traits that have been flagged for review can result in funds being held in addition to other risk mitigation actions. The risk mitigation actions can include: 1) non-authorization of the transaction; 2) debit of reserves; or 3) termination of the processing agreement. Merchants are periodically reviewed to assess any risk adjustments based upon their overall financial health and compliance with network standards. Merchant transaction activity is investigated for instances of business activity changes or credit impairment (and improvement).
Loss Mitigation – In instances where transactions and/or individual merchants are flagged for fraud, or in instances where the transaction activity is resulting in excessive charge-backs, several loss mitigation actions may be taken. These include: 1) charge-back dispute resolution; 2) merchant and reseller funds (reserves or processed batches) withheld; 3) inclusion on Network Match List to notify the industry of a "bad actor"; and/or 4) legal action.
Acquisitions and Dispositions of Businesses
On September 17, 2021, we completed our acquisition of Finxera Holdings, Inc. ("Finxera"). Finxera is a provider of deposit account management and licensed money transmission services in the U.S. The acquisition of Finxera will allow the Company to offer clients turn-key merchant services, payment facilitation, card issuing, automated payables, virtual banking, e-wallet tools, risk management, underwriting and compliance on a single platform.
See Note 3, Acquisitions for additional information related to the Company's acquisitions. For information regarding our business disposal, see Note 6, Disposal of Business.
Competition
The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume. When excluding banks, we ranked 6th among U.S. merchant acquirers, according to the Nilson Report issued in March 2021.
The concentration at the top of the industry is partly a result of consolidation. We believe that consolidation has also resulted in many large processors maintaining multiple, inflexible legacy IT systems that are not well-equipped to adjust to changing market requirements. We believe that the large merchant acquirers whose innovation has been hindered by these redundant, legacy systems risk losing market share to acquirers with more agile and dynamic IT systems, such as Priority.

Pricing has historically been the key factor influencing the selection of a merchant acquirer. Providers with more advanced tech-enabled services (primarily online and integrated offerings), have an advantage over providers who are operating legacy technology and offering undifferentiated services that have come under pricing pressure from higher levels of competition. High quality customer service further differentiates providers as this helps to reduce attrition. Other competitive factors that set acquirers apart include: 1) price; 2) vast product offerings; 3) partnerships with FIs; 4) servicing capability; 5) data security; and 6) functionality. Leading acquirers are expected to continue to add additional services to expand cross-selling opportunities, primarily in omni-channel payment solutions, POS software, payments security, customer loyalty and other payments-related offerings.
The largest opportunity for acquirers to expand is within the SMB merchant market. According to the SMB Group, a markets insight firm for SMBs, the majority of SMBs recognize the upside that tech-enabled solutions provide to daily operations and long-term growth potential. As small businesses increasingly demand integrated solutions tailored to specific business functions or industries, merchant processors are adopting payment-enabled software offerings that combine BaaS products with core business operating software. By subsisting within SMB's critical business software, processors are able to improve economic results through better merchant retention and higher processing margins. Through our MX Merchant platform, we are well-positioned to capitalize on the trend towards integrated solutions, new technology adoption and value added-service utilization in the SMB market.
Government Regulation and Payment Network Rules
We operate in an increasingly complex legal and regulatory environment. We are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that are utilized to provide our electronic payment services, as more fully described below.
Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction. Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10.0 billion or more are capped at $0.21 per transaction and an ad valorem component of five basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on our results of operations.
In addition, the Dodd-Frank Act limits the ability of payment card networks to impose certain restrictions because it allows merchants to: 1) set minimum dollar amounts (not to exceed $10.00) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards); and 2) provide discounts or incentives to encourage consumers to pay with cash, checks, debit cards or credit cards.
The rules also contain prohibitions on network exclusivity and merchant routing restrictions. These rules require a card issuer to: 1) enable at least two unaffiliated networks on each debit card; 2) prohibit card networks from entering into exclusivity arrangements; and 3) restrict the ability of issuers or networks to mandate transaction routing requirements. The prohibition on network exclusivity has not significantly affected our ability to pass on network fees and other costs to our customers, nor do we expect it to in the future.
The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB"), which has assumed responsibility for enforcing federal consumer protection laws, and the Financial Stability Oversight Council ("FSOC"), which was established to, among other things, identify risks to the stability of the U.S. financial system. The FSOC has the authority to require supervision and regulation of nonbank financial companies that the FSOC determines pose a systemic risk to the U.S. financial system. Accordingly, we may be subject to additional systemic risk-related oversight.

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
Banking Laws and Regulations
The Federal Financial Institutions Examination Council (the "FFIEC") is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the National Credit Union Administration, the Office of the Comptroller of the Currency and the Bureau of Consumer Financial Protection. The FFIEC examines large data processors to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.
We are considered by the FFIEC to be a technology service provider ("TSP") based on the services we provide to FIs. As a TSP, we are subject to audits by an interagency group consisting of the Federal Reserve System, the FDIC, and the Office of the Comptroller of the Currency.
We also hold money transmission licenses in 48 U.S. states and territories. Accordingly, we are subject to the applicable laws and regulations and are subject to examinations by state banking regulators.
Privacy and Information Security Laws
We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include: 1) the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of FIs and to companies that provide services to FIs in the U.S.; 2) certain health care technology laws, including HIPAA and the Health Information Technology for Economic and Clinical Act; and 3) the California Consumer Protection Act ("CCPA"), which establishes a new privacy framework for covered businesses by: i) creating an expanded definition of personal information; ii) establishing new data privacy rights for consumers in the State of California; iii) imposing special rules on the collection of consumer data from minors; and iv) creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union and its successor, the General Data Protection Regulation. Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases: 1) restrict the collection, processing, storage, use and disclosure of personal information; 2) require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use; and 3) disclosure of protected information. These laws also impose requirements for safeguarding and removal or elimination of personal information.
Anti-money Laundering and Counter-terrorism Regulation
The U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001 (collectively, the "BSA"), and the BSA implementing regulations administered by FinCEN, a bureau of the U.S. Department of the Treasury, require, among other things, each financial institution to: 1) develop and implement a risk-based anti-money laundering program; 2) file reports on large currency transactions; 3) file suspicious activity reports if the financial institution believes a customer may be violating U.S. laws and regulations; and 4) maintain transaction records. Given that a number of our clients are FIs that are directly subject to U.S. federal anti-money laundering laws and regulations, we have developed an anti-money laundering compliance program to best assist our clients in meeting such legal and regulatory requirements.
We are subject to certain economic and trade sanctions programs that are administered by OFAC of the U.S. Department of Treasury, which place prohibitions and restrictions on all U.S. citizens and entities with respect to transactions by U.S. persons with specified countries and individuals and entities identified on OFAC's Specially Designated Nationals list (for example, individuals and companies owned or controlled by, or acting for or on behalf of, countries subject to certain economic and trade sanctions, as well as terrorists, terrorist organizations and narcotics traffickers identified by OFAC under programs that are not country specific). Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. We have developed and continue to enhance compliance programs and policies to monitor and address such legal and regulatory requirements and developments. We continue to enhance such programs and policies to ensure that our customers do not engage in prohibited transactions with designated countries, individuals or entities.
Telephone Consumer Protection Act
We are subject to the Federal Telephone Consumer Protection Act of 1191 (the "TCPA") and various state laws to the extent we place telephone calls and short message service ("SMS") messages to clients and consumers. The TCPA regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices and can alter the way we do business.
Escheat Laws
We are subject to U.S. federal and state unclaimed or abandoned property laws that require us to transfer to certain government authorities the unclaimed property of other that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state and foreign regulatory authorities with regard to our escheatment practices.
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
Intellectual Property
We have developed a payments platform that includes many instances of proprietary software, code sets, workflows and algorithms. It is our practice to enter confidentiality, non-disclosure and invention assignment agreements with our employees and contractors, and to enter into confidentiality and non-disclosure agreements with other third parties to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, copyrights, registered domain names, and patent rights to help protect the Priority brand and our other intellectual property.
Human Capital Management
As of December 31, 2021, we employed 790 employees, of which 783 were employed full-time. We have employees residing throughout the United States and India. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Inclusion and Diversity
Our inclusion and diversity program focuses on our employees, workplace and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our employees should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs or other characteristics. As part of this goal, we launched a Diversity and Inclusion roundtable series for all employees. Inclusion and diversity remains a common thread in all of our human resource practices so that we can attract, develop and retain the best talent for our workforce.
Availability of Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are made available free of charge on our internet website at www.prth.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (the "SEC"). The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Risk Factors Related to Our Business
Our business has been, and is likely to continue to be, negatively affected by the recent COVID-19 outbreak.
The outbreak of COVID-19 in the U.S., which was declared a pandemic by the World Health Organization on March 11, 2020, continues to adversely affect commercial activity and has contributed to significant declines in economic activity. In particular, the COVID-19 pandemic has affected a number of operational factors, including:
•merchant temporary closures and failures;
•continued and/or worsening unemployment which may negatively influence consumer spending;
•third-party disruptions, including potential outages at network providers and other suppliers; and
•increased cyber and payment fraud risk.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and difficult to predict at this time, including, but not limited to, the duration and spread of the pandemic, its severity, the restrictive actions taken to contain the virus or treat its effects, its effects on our customers and how quickly and to what extent normal economic and operating conditions, operations and demand for our services can resume. Accordingly, while the COVID-19 pandemic could have an adverse effect on our revenues and financial results for reporting periods after 2021, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time.
Unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.
Our services include the processing, transmission and storing of sensitive business and personal information about our merchants, merchants' customers, vendors, partners and other third parties. This information may include credit and debit card numbers, bank account numbers, personal identification numbers, names and addresses or other sensitive business information. This information may also be stored by third parties to whom we outsource certain functions or other agents ("associated third parties"). We may have responsibility to the card networks, FIs, and in some instances, our merchants, and/or ISOs, for our failure or the failure of our associated third parties to protect this information.
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
As a result of information security risks, we must continuously develop and enhance our controls, processes and practices designed to protect our computer systems, software, data and networks from attack, damage or unauthorized access. This continuous development and enhancement will require us to expend additional resources, including to investigate and remediate significant information security vulnerabilities detected. Despite our investments in security measures, we are unable to assure that any security measures will not be subject to system or human error.
Our systems or our third-party providers' systems may fail, which could interrupt our service, cause us to lose business, increase our costs and expose us to liability.
We depend on the efficient and uninterrupted operation of our computer systems, software, data centers and telecommunications networks, as well as the systems and services of third parties. A system outage or data loss could have a material adverse effect on our business, financial condition, results of operations and cash flows. Not only could we suffer damage to our reputation in the event of a system outage or data loss, but we may also be liable to third parties. Many of our contractual agreements with FIs and certain other customers require the payment of penalties if we do not meet certain operating standards. Our systems and operations or those of our third-party providers could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss or telecommunications failure.
The payment processing industry is highly competitive and such competition is likely to increase, which may adversely influence the prices we can charge to merchants for our services and the compensation we must pay to our distribution partners, and as a result, our profit margins.
The payment processing industry is highly competitive. We primarily compete in the SMB merchant industry. We compete with FIs and their affiliates, independent payment processing companies and ISOs. We also compete with many of these same entities for production through distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of payments with credit, debit and prepaid cards ("Electronic Payments"), particularly Electronic Payments to SMB merchants, and our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.
Additionally, many FIs and their subsidiaries or well-established payment-enabled technology providers with which we compete, have substantially greater capital, technological, management and marketing resources than we have. These factors may allow our competitors to offer better pricing terms to merchants and more attractive compensation to distribution partners, which could result in a loss of our potential or current merchants and distribution partners. Our current and future competitors may also develop or offer services that have price or other advantages over the services we provide.
We also face new, well capitalized, competition from emerging technology and non-traditional payment processing companies as well as traditional companies offering alternative electronic payments services and payment-enabled software solutions. If these new entrants gain a greater share of total electronic payments transactions, they could impact our ability to retain and grow our relationships with merchants and distribution partners. Acquirers may be susceptible to the adoption by the broader merchant community of payment-enabled software versus terminal based payments.

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
Payment network rules are established and changed from time to time by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. The timelines imposed by the payment networks or sponsor banks for expected compliance with new rules have historically been, and may continue to be, highly compressed, requiring us to quickly implement changes to our systems which increases the risk of non-compliance with new standards or the reduction of certain types of merchant activity. In addition, the payment networks could make changes to interchange or other elements of the pricing structure of the merchant acquiring industry that would have a negative impact on our results of operations.
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
We have actively acquired businesses and expect to continue to make acquisitions of businesses and assets in the future. The acquisition and integration of businesses and assets involve a number of risks. These risks include valuation (negotiating a fair price for the business and assets), integration (managing the process of integrating the acquired business' people, products, technology, and other assets to realize the projected value and synergies), regulatory (obtaining any applicable regulatory or other government approvals), and due diligence (identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions). There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction and our inability to finance the transaction on commercially acceptable terms. In addition, any potential acquisition can subject us to a variety of other risks:
•If we are unable to successfully integrate the benefits plans, duties and responsibilities and other factors of interest to management of employees of the acquired business, we could lose employees to our competitors in the region, which could significantly affect our ability to operate the business and complete the integration;
•If the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers to our competitors;
• Any acquisition may otherwise cause disruption to the acquired company's business and operations and relationships with financial institution sponsors, customers, merchants, employees and other partners;
•Any acquisition and the related integration could divert the attention of our management from other strategic matters including possible acquisitions and alliances and planning for new product development or expansion into new markets for payments technology and software solutions; and
•The costs related to the integration of an acquired company's business and operations into ours may be greater than anticipated.
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
Worldwide financial market conditions, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects and may cause economic uncertainties or deterioration in the U.S. The U.S. markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on U.S. financial markets. We are monitoring the conflict between Russia and Ukraine. While we do not expect that such conflict will itself be material to our business, geopolitical instability and adversity arising from such conflict (including additional conflicts that could arise from such conflict), the imposition of sanctions, taxes and/or tariffs against Russia and Russia's response to such sanctions (including retaliatory acts, such as cyber attacks and sanctions against other countries) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition.

Any new legislation that may be adopted in the U.S. could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve Board and the FSOC. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations, particularly in view of the regulatory oversight we presently face. We cannot predict the effects of these or similar events in the future on the U.S. economy in general, or specifically on our business model or growth strategy, which typically involves the use of debt financing. To the extent a downturn in the U.S. economy impacts our merchant accounts, regulatory changes increase the burden we face in operating our business, or disruptions in the credit markets prevent us from using debt to finance future acquisitions, our financial condition and results of operations may be materially and adversely impacted.
We rely on FIs and other service and technology providers. If they fail or discontinue providing their services or technology generally or to us specifically, our ability to provide services to merchants may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.
We rely on various FIs to provide clearing services in connection with our settlement activities. If such FIs should stop providing clearing services, we must find other FIs to provide those services. If we are unable to find a replacement financial institution, we may no longer be able to provide processing services to certain customers, which could negatively affect our revenues, earnings and cash flows.
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
We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by the card networks themselves and may be influenced by card issuers, some of which are our competitors with respect to processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members, including us. The termination of our registrations or our membership status as a service provider or merchant processor, or any changes in a card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a merchant or an ISO fails to comply with the applicable requirements of the card associations and networks, we or the merchant or ISO could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable merchant or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or Mastercard rules that would impair our registration, could require us to stop providing Visa and Mastercard payment processing services, which would make it impossible for us to conduct our business on its current scale.
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
Our business is affected by laws and regulations and examinations that affect us and our industries. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.
Interchange fees are subject to intense legal, regulatory and legislative scrutiny. In particular, the Dodd-Frank Act limits the amount of debit card fees charged by certain issuers, allowing merchants to set minimum dollar amounts for the acceptance of credit cards and allowing merchants to offer discounts or other incentives for different payment methods. These types of restrictions could negatively affect the number of debit transactions, which would adversely affect our business. The Dodd-Frank Act also created the CFPB, which has assumed responsibility for enforcing federal consumer protection laws, and the FSOC, which has the authority to determine whether any non-bank financial company, which may include us within the definitional scope, should be supervised by the Federal Reserve because it is systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business, which increases our risk profile and may have an adverse impact on our business, financial condition and results of operations.
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
These and other laws and regulations, even if not directed at us, may require us to make significant efforts to change our products and services and may require that we incur additional compliance costs and change how we price our services to merchants. Implementing new compliance efforts may be difficult because of the complexity of new regulatory requirements and may cause us to devote significant resources to ensure compliance. Furthermore, regulatory actions may cause changes in business practices by us and other industry participants which could affect how we market, price and distribute our products and services, which could limit our ability to grow, reduce our revenues or increase our costs. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

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
We may also be subject to costly litigation if our services and technology are alleged to infringe upon or otherwise violate a third party's proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Any of these third parties could make a claim of infringement against us with respect to our products, services or technology. We may also be subject to claims by third parties for patent, copyright or trademark infringement, breach of license or violation of other third-party intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement or other violations and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement or violation also might require us to redesign affected products or services, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold our contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.
Changes in tax laws and regulations could adversely affect our results of operations and cash flows from operations.
Changes in tax laws in our significant tax jurisdictions could materially increase the amount of taxes we owe, thereby negatively impacting our results of operations as well as our cash flows from operations. For example, restrictions on the deductibility of interest expense in a U.S. jurisdiction without a corresponding reduction in statutory tax rates could negatively impact our effective tax rate, financial position, results of operations and cash flows in the period that such a change occurs and future periods.
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
We have a substantial amount of indebtedness and may incur other debt in the future. Our level of debt and the covenant to which we agreed could have negative consequences on us, including, among other things, (i) requiring us to dedicate a large portion of our cash flow from operations to servicing and repayment of the debt; (ii) limiting funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (iii) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our ability to react to changes in our business, our industry and economic conditions.
Substantially all of our indebtedness is variable rate debt, primarily based on LIBOR. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to disappear entirely or to perform differently than in the past. While we expect reasonable alternatives to LIBOR will be implemented, we cannot predict the consequences and timing of any impact, which could include an increase in our interest expense As a result of this variable rate debt, an increase in interest rates generally, such as those we have recently experienced, would adversely affect our profitability. We may enter into pay-fixed interest rate swaps to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
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
In addition, the credit agreements governing our senior credit facilities contain a total net leverage ratio financial covenant. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. A breach of any of these covenants (or any other covenant in the documents governing our Credit and Guaranty Agreement) could result in a default or event of default under our Credit and Guaranty Agreement. If an event of default occurred, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Credit and Guaranty Agreement. Any acceleration of amounts due under the Credit and Guaranty Agreement would likely have a material adverse effect on us.
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
We have the ability to redeem outstanding warrants (the "Warrants") at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, if the last reported sales price (or the closing bid price of our common stock in the event the common stock is not traded on any specific trading day) of the common stock equals or exceeds $16.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available or cashless exercise is exempt from the registration requirements under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force a warrant holder: (i) to exercise Warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so; (ii) to sell Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, may be substantially less than the market value of your Warrants.
The liquidity of the Warrants may be limited.
There is a limited trading market for our Warrants, which might adversely affect the liquidity, market price and price volatility of the Warrants. In addition, our publicly traded Warrants have been removed from quotation on The Nasdaq Global Market. As a result, investors in our Warrants may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Warrants, and the ability of our stockholders to sell our Warrants in the secondary market has been materially limited.
Financial Risks
Changes in the method for determining the London Interbank Offered Rate ("LIBOR") and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.
The majority of our current indebtedness bears interest at a variable rate based on LIBOR, and we may incur additional indebtedness based on LIBOR. In July 2017, the United Kingdom's Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The ICE Benchmark Administration Limited recently announced that it will consult on its intention to extend the publication of most tenors LIBOR to June 30, 2023. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. At this time, it is not possible to predict when LIBOR will be replaced as the reference rate in the agreements governing the Company's indebtedness or the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, however, the Company's borrowing costs may be adversely affected.

Item 1B. Unresolved Staff Comments
N/A

Item 2. Properties
We operate from several offices throughout the U.S. and one office in India, all of which we lease.
Our key office locations include:
•corporate headquarters in Alpharetta, GA;
•administrative office in Hicksville, NY;
•administrative office in New York, NY;
•administrative office in San Jose, CA;
•administrative office in Raleigh, NC and
•administrative office in Chandigarh, India.
We lease several small facilities for sales and operations. Our current facilities meet the needs of our employee base and can accommodate our currently contemplated growth.

Item 3. Legal Proceedings
We are involved in certain other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with inside and outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available and we determine that an unfavorable outcome is probable on a claim and that the amount of probable loss that we will incur on that claim is reasonably estimable, we will record an accrued expense for the claim in question. If and when we record such an accrual, it could be material and could adversely impact our results of operations, financial condition and cash flows.

Item 4. Mine Safety Disclosures
N/A

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On July 25, 2018, our common stock began trading on The Nasdaq Global Market under the symbol "PRTH". As of March 10, 2022, we had 64 holders of record of our common stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock.
Equity Compensation Plan Information

Period	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,206,328	$6.90	3,363,040
Equity Compensation Plans not approved by security holders	—	$—	—
(1)Represents stock options and Restricted Stock Units ("RSU") outstanding under the Company's 2018 Equity Incentive Plan.
(2)The weighted-average exercise price set forth in this column is calculated for stock options outstanding and excludes outstanding RSU awards, since recipients are not required to pay an exercise price to receive the shares related to these awards.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by the Company of its common stock during the three months ended December 31, 2021 (shares are in whole units):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2021	18,939	$5.56	—	—
November 1-30, 2021	31,279	$6.57	—	—
December 1-31, 2021	55,891	$6.56	—	—
Total	106,109		—
(1)Includes shares withheld to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards. The number of shares withheld was determined based on the fair market value on the vesting date.
(2)The Company terminated the 2021 Share Repurchase Program in September 2021.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-over-year comparisons between 2021 and 2020. Discussions of 2019 items and year-over-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Certain amounts in this section may not add mathematically due to rounding. The abbreviation "nm" used the the following sections indicates the metric is not meaningful.
For a description and additional information about our three reportable segments, see Note 20, Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Impact of COVID-19 on Results and Trends
The outbreak of COVID-19 in the U.S., which was declared a pandemic by the World Health Organization on March 11, 2020, adversely affected commercial activity and contributed to a significant decline in economic activity in 2020, particularly in the second quarter of 2020.
Starting in mid-March 2020 through April 2020, COVID-19 had a significant negative effect on our results. This impact was evident in a decline in merchant bankcard volume and our revenues particularly during the period of restrictive shelter-in-place requirements instituted across the U.S. toward the end of March 2020 through April 2020. In May 2020, as shelter-in-place restrictions began to be lifted and regional economies started to reopen, our processing volumes began to return, and revenue growth was supplemented by the acceleration of certain specialized product offerings and e-commerce payment transactions. This recovery momentum continued through the second half of 2020 and the year 2021.
While there continues to be uncertainty regarding the future economic impacts of COVID-19 variants, our operating results reflect a significant recovery from the pandemic's negative effects during the first half of 2020. The pandemic's impact on the overall economy and on our comparative historical and future results are beyond our ability to predict or control.

Results of Operations
This section includes certain components of our results of operations for the years ended December 31, 2021 (or "2021"), December 31, 2020 (or "2020") and December 31, 2019 (or "2019"). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Revenue
For the year ended December 31, 2021, our consolidated revenue of $514.9 million increased by $110.6 million, or 27.4%, from $404.3 million for the year ended December 31, 2020. This overall increase was driven by an increase in bankcard volumes fueled by: 1) increased consumer spending resulting from post-pandemic recovery in the economy; and 2) acquisitions made by the Company.

The following table shows our revenues by type for 2021, 2020 and 2019:

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue Type:
Merchant card fees	$468,764	$377,346	$339,450	$91,418	24.2%	$37,896	11.2%
Outsourced services and other services	21,033	23,103	28,712	(2,070)	(9.0)%	(5,609)	(19.5)%
Money transmission services revenue	19,415	—	—	19,415	nm	—	nm
Equipment	5,689	3,893	3,692	1,796	46.1%	201	5.4%
Total revenues	$514,901	$404,342	$371,854	$110,559	27.3%	$32,488	8.7%
For the year ended December 31, 2021, our merchant card fees revenue of $468.8 million increased by $91.5 million, or 24.3%, from $377.3 million for the year ended December 31, 2020. This increase was driven by an increase in the merchant bankcard volume processed by the Company.
Outsourced services and other services revenue of $21.0 million for the year ended December 31, 2021 decreased by $2.1 million, or 9.1%, from $23.1 million for the year ended December 31, 2020, primarily due to the wind down of certain customer programs due to the impact of the COVID-19 pandemic.
Money transmission services revenue of $19.4 million for the year ended December 31, 2021 is related to the acquisition of Finxera Holdings, Inc. ("Finxera") in September 2021.
Equipment revenue of $5.7 million for the year ended December 31, 2021 increased by $1.8 million, or 46.2%, from $3.9 million for the year ended December 31, 2020. The increase was primarily due to the sale of equipment to new merchants added during the year.
Operating Expenses
Operating expenses for 2021, 2020 and 2019 were as follows:

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Operating expenses
Costs of services	$359,885	$277,374	$252,569	$82,511	29.7%	$24,805	9.8%
Salary and employee benefits	43,818	39,507	42,214	4,311	10.9%	(2,707)	(6.4)%
Depreciation and amortization	49,697	40,775	39,092	8,922	21.9%	1,683	4.3%
Selling, general and administrative	28,408	25,825	30,795	2,583	10.0%	(4,970)	(16.1)%
Total operating expenses	$481,808	$383,481	$364,670	$98,327	25.6%	$18,811	5.2%
Costs of Services
Costs of services of $359.9 million for the year ended December 31, 2021 increased by $82.5 million, or 29.7%, from $277.4 million for the year ended December 31, 2020, primarily due to the corresponding increase in revenues. For the year ended December 31, 2021, costs of services as a percentage of total revenues increased to 69.9% as compared to 68.6% for the year ended December 31, 2020. This increase was primarily due to bankcard volume growth from larger partners with higher commissions.

Salary and Employee Benefits
Salary and employee benefits expense of $43.8 million for the year ended December 31, 2021 increased by $4.3 million, or 10.9%, from $39.5 million for the year ended December 31, 2020, primarily due to an increase in headcount related to our acquisition of Finxera in September 2021. The Company's employee headcount increased to 790 in 2021 from 479 in 2020.
Depreciation and Amortization Expense
Depreciation and amortization expense of $49.7 million for the year ended December 31, 2021 increased by $8.9 million, or 21.8%, from $40.8 million for the year ended December 31, 2020, primarily due to the recognition of finite lived intangible assets from the business combinations completed during the year, offset by a decrease related to the sale of certain assets from Priority Real Estate Technology, LLC's ("PRET") real estate services business in 2020.
Selling, General and Administrative
Selling, general and administrative expenses of $28.4 million for the year ended December 31, 2021 increased by $2.6 million, or 10.1%, from $25.8 million for the year ended December 31, 2020, primarily due to expenses from acquired businesses as well as one-time transaction expenses.

Other (Expenses) Income, net

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Other (expenses) income
Interest expense	$(36,485)	$(44,839)	$(40,653)	$8,354	(18.6)%	$(4,186)	10.3%
Debt extinguishment and modification costs	(8,322)	(1,899)	—	(6,423)	338.2%	(1,899)	nm
Gain on sale of business and investment	7,643	107,239	—	(99,596)	(92.9)%	107,239	nm
Other income, net	202	596	710	(394)	(66.1)%	(114)	(16.1)%
Total other (expenses) income, net	$(36,962)	$61,097	$(39,943)	$(98,059)	(160.5)%	$101,040	(253.0)%

Interest Expense
Interest expense of $36.5 million for the year ended December 31, 2021 decreased by $8.3 million, or 18.5%, from $44.8 million for the year ended December 31, 2020, primarily due to the lower rate of interest on the new loans secured by the Company in connection with the refinancing of its credit facilities in April 2021. The new term facility and revolving credit facility carry interest rates of 6.75% and 5.75% at December 31, 2021, respectively, as compared to the old term facility and subordinated term loan facility, which carried interest rates of 7.50% and 12.50% at December 31, 2020, respectively. The decrease in interest expense in 2021 was also driven by the timing of additional borrowings. The Company borrowed $320.0 million to fund the acquisition of Finxera in September 2021, which was only outstanding during part of the year.
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs for the year ended December 31, 2021 were $8.3 million, an increase of $6.4 million, or 336.8%, from $1.9 million for the year ended December 31, 2020. The Company refinanced its credit facilities in April 2021. As a result the Company expensed unamortized deferred costs and discounts of $3.0 million associated with the retirement of its subordinated debt facility and expensed $5.3 million of third-party costs incurred in connection with the refinancing. During 2020, the Company expensed unamortized deferred costs and discounts of $1.5 million associated with the $106.5 million principal prepayment for the term facility under our Senior Credit Facility and expensed $0.4 million of third-party costs incurred in connection with the amendment of its credit facilities.

Gain on Sale of Business and Investment
Gain on sale of business and investment for the year ended December 31, 2021 was $7.6 million, which resulted from consideration received by the Company in connection with the termination of certain warrants held in the common stock of an entity that was sold during the year. The amount of consideration received may be subject to certain adjustments in the future related to a potential earn out that is contingent on 2022 performance. Any remaining payments made or received by the Company will be recorded in the period in which such amounts are finalized. For the year ended December 31, 2020, gain on sale of business and investment was $107.2 million, which was related to the sale of PRET's real estate services business in September 2020, as discussed in Note 6, Disposal of Business.
Income Tax Expense

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
(Loss) income before income taxes	$(3,869)	$81,958	$(32,759)	$(85,827)	(104.7)%	$114,717	(350.2)%
Income tax expense	$(5,258)	$10,899	$830	$(16,157)	(148.2)%	$10,069	1,213.1%
Effective tax rate	135.9%	13.3%	(2.5)%
The effective tax rate for 2021 increased primarily due to: 1) an increase in the valuation allowance against certain business interest carryover deferred tax assets; 2) non-deductible transaction costs incurred in the acquisition of Finxera; 3) the finalization of prior estimates on the sale of PRET's real estate services business impacting amounts attributable to noncontrolling partners; and 4) an increase in the tax basis of certain intangible assets resulting from a change in a subsidiary's entity status.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under accounting principles GAAP and the U.S. tax code. The consolidated effective income tax rate for 2021 may not be indicative of our effective tax rate for future periods.
Earnings Attributable to Common Shareholders

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Net income (loss)	$1,389	$71,059	$(33,589)	$(69,670)	(98.0)%	$104,648	(311.6)%
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(18,009)	—	—	(18,009)	nm	—	nm
Less: Non-controlling interests ("NCI") preferred unit redemptions, net of deferred tax benefit	(8,021)	—	—	(8,021)	nm	—	nm
Less: Net income attributable to redeemable and redeemed NCIs	—	(45,398)	—	45,398	(100.0)%	(45,398)	nm
Net (loss) income attributable to common stockholders	$(24,641)	$25,661	$(33,589)	$(50,302)	(196.0)%	$59,250	(176.4)%
Dividends and accretion attributable to redeemable senior preferred stockholders was $18.0 million for the year ended December 31, 2021, and was comprised of $8.7 million of accumulated dividends accrued as part of the carrying value of the redeemable senior preferred stock, $7.5 million of dividends that were paid in cash and $1.8 million related to the accretion of discounts and issuance cost for the redeemable senior preferred stock.

NCI preferred unit redemptions was $(8.0) million for the year ended December 31, 2021, and was related to the redemption of the PHOT preferred units, as discussed in Note 15, Related Party Transactions.
Net income attributable to redeemable and redeemed NCIs for the year ended December 31, 2020 was $(45.4) million, which was related to the portion of the gain on the sale of PRET's real estate services business in 2020 that was due to the NCIs.
Segment Results
The Company reorganized its business segments as of December 31, 2021, resulting in three segments: Small and medium-sized businesses ("SMB") Payments, business-to-business ("B2B") Payments and Enterprise Payments. Segment results included in the discussion below were restated in accordance with the new segment structure for comparison purposes. The impact of the restatement of the prior period results is as follows:

	SMB Payments(1)		B2B Payments(2)		Enterprise Payments(3)
	2020	2019	2020	2019	2020	2019
Revenue:
Restated	$370,521	$334,180	$20,922	$25,980	$12,899	$11,694
Historically reported	367,816	330,599	20,922	25,980	15,604	15,275
Difference	$2,705	$3,581	$—	$—	$(2,705)	(3,581)
Operating Income:
Restated	$37,897	$30,936	$923	$(891)	$1,899	$2,027
Historically reported	38,392	32,237	923	(891)	1,404	725
Difference	$(495)	$(1,301)	$—	$—	$495	$1,302
Depreciation and Amortization:
Restated	$35,627	$33,194	$306	$323	$3,674	$4,046
Historically reported	35,002	32,842	306	323	4,299	4,398
Difference	$625	$352	$—	$—	$(625)	$(352)
(1)Compared to the Company's legacy Consumer Payments segment.
(2)Compared to the Company's legacy Commercial Payments segment.
(3)Compared to the Company's legacy Integrated Partners segment.
SMB Payments

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue	$475,630	$370,521	$334,180	$105,109	28.4%	$36,341	10.9%
Operating expenses	422,746	332,624	303,244	90,122	27.1%	29,380	9.7%
Operating income	$52,884	$37,897	$30,936	$14,987	39.5%	$6,961	22.5%
Operating margin	11.1%	10.2%	9.3%
Depreciation and amortization	$41,144	$35,627	$33,194	$5,517	15.5%	$2,433	7.3%
Key Indicators:
Merchant bankcard processing dollar value	$53,411,622	$42,020,429	$42,303,880	$11,391,193	27.1%	$(283,451)	(0.7)%
Merchant bankcard transaction volume	578,102	456,066	511,852	122,036	26.8%	(55,786)	(10.9)%

Revenue
Revenue from our SMB Payments segment was $475.6 million for the year ended December 31, 2021, compared to $370.5 million for the year ended December 31, 2020. The increase of $105.1 million, or 28.4%, was primarily driven by increased merchant bankcard volume. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2021 remained consistent with 2020 at 0.9%.
Operating Income
Operating income from our SMB Payments segment was $52.9 million for the year ended December 31, 2021, compared to $37.9 million for the year ended December 31, 2020. The increase of $15.0 million, or 39.6%, was primarily driven by the increase in sales and the cost benefit tied to purchased residuals from an acquired portfolio.
B2B Payments

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue	$17,138	$20,922	$25,980	$(3,784)	(18.1)%	$(5,058)	(19.5)%
Operating expenses	17,003	19,999	26,871	(2,996)	(15.0)%	(6,872)	(25.6)%
Operating income	$135	$923	$(891)	$(788)	(85.4)%	$1,814	(203.6)%
Operating margin	0.8%	4.4%	(3.4)%
Depreciation and amortization	$294	$306	$323	$(12)	(3.9)%	$(17)	(5.3)%
Key Indicators:
Merchant bankcard processing dollar value	$323,502	$249,779	$312,342	$73,723	29.5%	$(62,563)	(20.0)%
Merchant bankcard transaction volume	220	102	109	118	115.7%	(7)	(6.4)%
Revenue
Revenue from our B2B Payments segment was $17.1 million for the year ended December 31, 2021, compared to $20.9 million for the year ended December 31, 2020. The decrease of $3.8 million, or 18.2%, was primarily driven by the wind down of certain programs in the Managed Services business due to scaled back operations as a result of the COVID-19 pandemic.
Operating Income
Operating income from our B2B Payments segment was $0.1 million for the year ended December 31, 2021, compared to $0.9 million for the year ended December 31, 2020. The decrease of $0.8 million, or 88.9%, was primarily attributable to the decrease in revenue from the Managed Services business due to scaled back operations as a result of the COVID-19 pandemic.

Enterprise Payments

(in thousands)	Years Ended December 31,			2021 vs 2020		2020 vs 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue	$22,133	$12,899	$11,694	$9,234	71.6%	$1,205	10.3%
Operating expenses	15,370	11,000	9,667	4,370	39.7%	1,333	13.8%
Operating income	$6,763	$1,899	$2,027	$4,864	256.1%	$(128)	(6.3)%
Operating margin	30.6%	14.7%	17.3%
Depreciation and amortization	$7,158	$3,674	$4,046	$3,484	94.8%	$(372)	(9.2)%
Key Indicators:
Merchant bankcard processing dollar value	$52,376	$46,542	$386,101	$5,834	12.5%	$(339,559)	(87.9)%
Merchant bankcard transaction volume	549	487	1,380	62	12.7%	(893)	(64.7)%
Revenue
Revenue from our Enterprise Payments segment was $22.1 million for the year ended December 31, 2021, compared to $12.9 million for the year ended December 31, 2020. The increase of $9.2 million, or 71.3%, was primarily driven by revenues contributed by the Finxera business since its acquisition in September 2021, offset by decreases due to the sale of PRET's real estate services business in 2020.
Operating Income
Operating income from our Enterprise Payments segment was $6.8 million for the year ended December 31, 2021, compared to $1.9 million for the year ended December 31, 2020. The increase of $4.9 million, or 257.9%, was primarily driven by operating income contributed by the Finxera business since its acquisition in September 2021.
Depreciation and Amortization
Depreciation and amortization expense from our Enterprise Payments segment was $7.2 million for the year ended December 31, 2021, compared to $3.7 million for the year ended December 31, 2020. The increase of $3.5 million, or 94.6%, was primarily driven by the amortization of intangibles resulting from the Finxera acquisition in September 2021.

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
Our working capital, defined as current assets less current liabilities, was $19.6 million at December 31, 2021 and $(13.0) million at December 31, 2020. As of December 31, 2021, we had cash totaling $20.3 million compared to $9.2 million at December 31, 2020. These cash balances do not include restricted cash of $28.9 million and $78.9 million at December 31, 2021 and December 31, 2020, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at December 31, 2021 compared with $19.4 million at December 31, 2020.
At December 31, 2021, we had availability of approximately $25.0 million under our revolving credit arrangement.
The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

	Years Ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$9,377	$12,202
Investing activities	(451,033)	166,396
Financing activities	871,629	(140,943)
Net increase in cash and restricted cash	$429,973	$37,655
Cash Provided by Operating Activities
Net cash provided by operating activities was $9.4 million and $12.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. The $2.8 million, or 23.0% decrease in 2021 was primarily driven by the payment of payment-in-kind ("PIK") interest upon the refinancing of our credit facilities in April 2021 and changes in operating assets and liabilities offset by cash generated from the operations of the Company.
Cash (Used in) Provided by Investing Activities
Net cash used in investing activities was $451.0 million compared to cash provided by investing activities of $166.4 million for the years ended December 31, 2021 and 2020, respectively. For 2021, net cash used in investing activities included cash purchase consideration of $407.1 million for the acquisition of businesses, additions to property, equipment and software of $9.7 million, and acquisitions of intangible assets of $49.5 million, offset by proceeds from the sale of an investment of $15.3 million. For 2020, net cash provided by investing activities included proceeds from the sale of a business of $179.4 million, offset by additions to property, equipment and software of $7.5 million, and acquisitions of intangible assets of $5.6 million.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $871.6 million for the year ended December 31, 2021, compared to $140.9 million of cash used in financing activities in the year ended December 31, 2020. The net cash provided by financing activities for 2021 included proceeds from the issuance of new debt of $598.2 million, net borrowings from the revolving credit facility of $15.0 million, proceeds from the issuance of the redeemable senior preferred stock of $211.0 million, proceeds from the exercise of stock options of $1.2 million and changes in the net obligations for funds held on the behalf of customers of $417.6 million. These cash inflows were offset by cash used for the repayment of debt of $361.4 million, cash used for the repurchase of common stock of $1.7 million, dividends paid to redeemable senior preferred stockholders of $7.5 million and distribution to NCIs in subsidiaries of $0.8 million. The net cash used in financing activities for 2020 included changes in the net obligations for funds held on the behalf of customers of $34.9 million. This cash inflow was offset by cash used for the repayment of debt of $113.3 million, net repayment under the revolving credit facility of $11.5 million, redemption of NCI interest in subsidiary of $5.7 million, and distribution to NCIs in subsidiaries of $45.4 million.
Long-Term Debt
On April 27, 2021, the Company entered into a Credit and Guaranty Agreement with Truist Bank ("Truist") (the "Credit Agreement") which provides for: 1) a $300.0 million senior secured term loan facility (the "initial term loan"); 2) a $290.0 million senior secured delayed draw term loan facility (the "delayed draw term loan") (together, the "term facility"); and 3) a $40.0 million senior secured revolving credit facility. The Credit Agreement was amended on September 17, 2021 to increase the amount of the delayed draw term loan facility by $30.0 million to $320.0 million. The additional delayed draw term loan is part of the same class of term loans made pursuant to the original commitments under the Credit Agreement.
Outstanding borrowings under the Credit Agreement accrue interest using either a base rate or a LIBOR rate plus an applicable margin per year, subject to a LIBOR rate floor of 1.00% per year. Accrued interest is payable on each interest payment date (as defined in the Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowings.
As of December 31, 2021, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $610.3 million, compared to $377.3 million at December 31, 2020, resulting in an increase of $233.0 million. The debt balance at December 31, 2021 consisted of $616.9 million outstanding under the term facility and $15.0 million outstanding under the revolving credit facility, offset by $21.6 million of unamortized debt discounts and issuance costs. Minimum amortization of the initial term loan are equal quarterly installments in aggregate annual amounts equal to 1.0% of original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of December 31, 2021, the Company was in compliance with our financial covenants.

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
Goodwill and Long-lived Assets
We test goodwill for impairment for each of our reporting units on an annual basis on annual assessment date of October 1 or when events occur, or circumstances indicate the fair value of a reporting unit may be below its carrying value. We may perform a quantitative assessment that uses market data and discounted cash flow analysis, which involve estimates of future revenues and operating cash flows. Where deemed appropriate, we may perform the annual assessment using the optional qualitative method. By using the October 1 annual assessment date, we believe that we will be able to utilize more readily available data from both internal and external sources and have additional time to evaluate the data prior to finalizing our year-end Consolidated Financial Statements and disclosures. This annual impairment assessment for goodwill does not change our requirements to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present.
We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the unamortized balance of the asset group.
We amortize the cost of our acquired intangible assets over their estimated useful lives using either a straight-line or an accelerated method that most accurately reflects the estimated pattern in which the economic benefit of the respective asset is consumed.
Business Combinations
We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. For acquisitions that include contingent consideration, we estimate the fair value of contingent consideration at the acquisition date. The estimated fair value of contingent consideration is updated in future periods based on information available at that time. Management uses all available information when estimating the fair values of the assets acquired, liabilities assumed and contingent consideration, and must apply judgement and make certain assumptions when making these estimates. The assumptions management uses when determining fair values include estimated future cash flows or income, market rate assumptions, actuarial assumptions and discount rate assumptions. We typically engage third-party valuation advisors to assist in estimating the fair values of acquired assets and assumed liabilities. Our estimates of fair value are based upon assumptions the Company believes to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could differ materially.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our debt facilities under our Credit and Guaranty Agreement bear interest at either a base rate or a LIBOR rate plus an applicable margin per year, subject to a LIBOR rate floor of 1.00% per year. As of December 31, 2021, we had $631.9 million in outstanding borrowings under our Credit and Guaranty Agreement. Ignoring the 1.00% LIBOR floor, a hypothetical 1.00% increase or decrease in the applicable LIBOR rate on our outstanding indebtedness under the Credit and Guaranty Agreement would increase or decrease cash interest expense on our indebtedness by approximately $6.4 million per year.
We do not currently hedge against interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Priority Technology Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. ("the Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations

Description of the Matter	As described in Note 3 to the consolidated financial statements, the Company completed its acquisitions of Finxera Holdings, Inc. and C&H Financial Services, Inc. during the year ended December 31, 2021 for total consideration of $407 million and $39.7 million, respectively. The acquisitions were accounted for as business combinations. The Company's accounting for these acquisitions included determining the fair value of the intangible assets acquired, which primarily included referral partner relationships, customer relationships, acquired technology, and merchant portfolios.

Auditing the Company's accounting for the acquisitions was complex due to the significant estimation required by management to determine the fair values of the acquired intangible assets of $211.4 million for Finxera Holdings, Inc. and $25.4 million for C&H Financial Services, Inc. The significant estimation was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions, including estimated future cash flows or income, discount rate and royalty rate assumptions, as applicable to the individual intangible assets acquired. These assumptions relate to the future performance of the acquired businesses, are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the significant assumptions, and evaluating the completeness and accuracy of underlying data supporting the significant assumptions. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions used in the valuation of the intangible assets acquired. For example, we compared the significant assumptions to current industry, market and economic trends, as well as historical results of the acquired businesses. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. We also evaluated the appropriateness of the Company’s disclosures included in Note 3 in relation to these acquisition matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.

Atlanta, Georgia
March 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Priority Technology Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit and cash flows of Priority Technology Holdings, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the Company's results of operations and cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We served as the Company's auditor from November 20, 2014 to June 5, 2020.

Atlanta, Georgia
March 30, 2020 (except for Note 20 as to which the date is March 17, 2022)

Priority Technology Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$20,300	$9,241
Restricted cash	28,859	78,879
Accounts receivable, net of allowances of $555 and $574, respectively	58,423	41,321
Prepaid expenses and other current assets	15,807	3,500
Current portion of notes receivable, net of allowances of $0 and $467, respectively	272	2,190
Settlement assets and customer account balances	479,471	753
Total current assets	603,132	135,884
Notes receivable, less current portion	105	5,527
Property, equipment and software, net	25,233	22,875
Goodwill	365,740	106,832
Intangible assets, net	340,211	98,057
Deferred income taxes, net	8,265	46,697
Other noncurrent assets	9,256	1,957
Total assets	$1,351,942	$417,829
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$42,523	$29,821
Accrued residual commissions	29,532	23,824
Customer deposits and advance payments	5,021	2,883
Current portion of long-term debt	6,200	19,442
Settlement and customer account obligations	500,291	72,878
Total current liabilities	583,567	148,848
Long-term debt, net of current portion, discounts and debt issuance costs	604,105	357,873
Other noncurrent liabilities	18,349	9,672
Total noncurrent liabilities	622,454	367,545
Total liabilities	1,206,021	516,393
Commitments and contingencies (Note 14)
Redeemable senior preferred stock:
Redeemable senior preferred stock, $0.001 par value per share; 250,000 shares authorized; 225,000 issued and outstanding at December 31, 2021; none authorized, issued or outstanding at December 31, 2020	210,158	—
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; none issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share; 1,000,000,000 shares authorized; 77,460,312 and 67,842,204 shares issued at December 31, 2021 and December 31, 2020, respectively; and 76,739,896 and 67,390,980 shares outstanding at December 31, 2021 and December 31, 2020, respectively.	77	68
Additional paid-in capital	39,835	5,769
Treasury stock at cost, 720,416 and 451,224 shares at December 31, 2021 and December 31, 2020, respectively	(4,091)	(2,388)
Accumulated deficit	(100,058)	(102,013)
Total stockholders' deficit	(64,237)	(98,564)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,351,942	$417,829
See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues	$514,901	$404,342	$371,854
Operating expenses
Costs of services	359,885	277,374	252,569
Salary and employee benefits	43,818	39,507	42,214
Depreciation and amortization	49,697	40,775	39,092
Selling, general and administrative	28,408	25,825	30,795
Total operating expenses	481,808	383,481	364,670
Operating income	33,093	20,861	7,184
Other (expenses) income
Interest expense	(36,485)	(44,839)	(40,653)
Debt extinguishment and modification costs	(8,322)	(1,899)	—
Gain on sale of business and investment	7,643	107,239	—
Other income, net	202	596	710
Total other (expenses) income, net	(36,962)	61,097	(39,943)
(Loss) income before income taxes	(3,869)	81,958	(32,759)
Income tax (benefit) expense	(5,258)	10,899	830
Net income (loss)	1,389	71,059	(33,589)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(18,009)	—	—
Less: NCI preferred unit redemptions, net of deferred tax benefit	(8,021)	—	—
Less: Net income attributable to redeemable and redeemed NCIs	—	(45,398)	—
Net (loss) income attributable to common stockholders	$(24,641)	$25,661	$(33,589)

(Loss) earnings per common share:
Basic	$(0.34)	$0.38	$(0.50)
Diluted	$(0.34)	$0.38	$(0.50)

Weighted-average common shares outstanding:
Basic	71,902	67,158	67,086
Diluted	71,902	67,263	67,086

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2018	67,038	$67	—	$—	$—	$(94,085)	$(94,018)	$—	$(94,018)
Equity-classified stock-based compensation	—	—	—	—	3,652	—	3,652	—	3,652
Vesting of stock-based compensation	54	1	—	—	(1)	—	—	—	—
Warrant redemptions	420	—	—	—	—	—	—	—	—
Share repurchases	(451)	—	451	(2,388)	—	—	(2,388)	—	(2,388)
Net (loss) income attributable to common stockholders	—	—	—	—	—	(33,589)	(33,589)	—	(33,589)
Issuance of NCI in subsidiary	—	—	—	—	—	—	—	5,654	5,654
December 31, 2019	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654	$(120,689)
Equity-classified stock-based compensation	—	—	—	—	2,118	—	2,118	—	2,118
Vesting of stock-based compensation	330	—	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	—	—	—	—	—	25,661	25,661	—	25,661
Redemption of NCI in subsidiary	—	—	—	—	—	—	—	(5,654)	(5,654)
Earnings attributable to redeemable and redeemed NCIs	—	—	—	—	—	—	—	45,398	45,398
Earnings distributed to redeemable and redeemed NCIs	—	—	—	—	—	—	—	(45,398)	(45,398)
December 31, 2020	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)	$—	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	2,888	—	2,888	—	2,888
Vesting of stock-based compensation	465	—	—	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	313	—	313
Issuance of common stock	7,551	7	—	—	34,381	—	34,388	—	34,388
Exercise of stock options	174	—	—	—	1,195	—	1,195	—	1,195
Fair value of NCI preferred units redemption, net of deferred tax benefit	—	—	—	—	(8,021)	—	(8,021)	—	(8,021)
Fair value of common shares issued for NCI redemption	1,428	2	—	—	9,962	—	9,964	—	9,964
Share repurchases and shares withheld for taxes	(269)	—	269	(1,703)	—		(1,703)	—	(1,703)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
Warrants issued	—	—	—	—	11,357	—	11,357	—	11,357
Dividends on redeemable senior preferred stock	—	—	—	—	(16,164)	—	(16,164)	—	(16,164)
Accretion of redeemable senior preferred stock	—	—	—	—	(1,845)	—	(1,845)	—	(1,845)
Change in estimate of tax basis differences	—	—	—	—	—	566	566	—	566
Net income (loss)	—	—	—	—	—	1,389	1,389	—	1,389
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$(100,058)	$(64,237)	$—	$(64,237)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,389	$71,059	$(33,589)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain and transaction costs recognized on sale of business and investment	(7,643)	(112,622)	—
Depreciation and amortization of assets	49,697	40,775	39,092
Stock-based compensation	3,213	2,430	3,652
Amortization of debt issuance costs and discounts	2,305	2,396	1,667
Write-off of deferred loan costs and discount	2,580	1,523	—
Deferred income tax (benefit) provision	(2,559)	2,960	765
Change in fair value of contingent consideration	—	(360)	(620)
Payment-in-kind interest	(23,715)	8,573	5,126
Impairment charges for intangible asset	—	1,753	—
Other non-cash items, net	462	444	(808)
Change in operating assets and liabilities (net of acquisitions and sale of business and investment):
Accounts receivable	(16,694)	(5,160)	(1,736)
Prepaid expenses and other current assets	(1,597)	303	(1,184)
Income taxes (receivable) payable	(5,107)	(238)	(46)
Notes receivable	333	(2,230)	(390)
Accounts payable and other accrued liabilities	7,018	1,343	(1,061)
Customer deposits and advance payments	2,138	(2,045)	1,646
Other assets and liabilities, net	(2,443)	1,298	(434)
Net cash provided by operating activities	9,377	12,202	12,080
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(407,129)	—	(184)
Proceeds from sale of business and investment	15,278	179,416	—
Additions to property, equipment and software	(9,719)	(7,461)	(11,118)
Notes receivable loan funding	—	—	(3,500)
Acquisitions of intangible assets	(49,463)	(5,559)	(82,945)
Net cash (used in) provided by investing activities	(451,033)	166,396	(97,747)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	607,318	—	69,650
Debt issuance and modification costs (paid) refunded	(9,073)	(2,749)	83
Repayments of long-term debt	(361,425)	(110,507)	(3,828)
Borrowings under revolving credit facility	30,000	7,000	14,000
Repayments of borrowings under revolving credit facility	(15,000)	(18,505)	(2,500)
Proceeds from the issuance of redeemable senior preferred stock, net of discount	219,062	—	—
Redeemable senior preferred stock issuance fees and costs	(8,098)	—	—
Redemption of redeemable NCI in subsidiary	—	(5,654)	—
Repurchases of common stock and shares withheld for taxes	(1,703)	—	(2,388)
Dividends paid to redeemable senior preferred stockholders	(7,460)	—	—

	Years Ended December 31,
	2021	2020	2019
Profit distributions to redeemable non-controlling interests of subsidiaries	(815)	(45,398)	—
Proceeds from exercise of stock options	1,196	—	—
Settlement and customer accounts obligations, net	417,627	34,870	27,284
Net cash provided by (used in) financing activities	871,629	(140,943)	102,301
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	429,973	37,655	16,634
Cash and cash equivalents, and restricted cash at beginning of period	88,120	50,465	33,831
Cash and cash equivalents, and restricted cash equivalents at end of period	$518,093	$88,120	$50,465

Supplemental cash flow information:
Cash paid for interest	$26,056	$33,433	$33,091
Cash paid for income taxes, net of refunds	$2,212	$8,370	$—
Non-cash investing and financing activities:
Payment-in-kind interest added to principal of debt obligations	$—	$8,573	$5,126
Payment of accrued contingent consideration for asset acquisition from offset of account receivable	$—	$1,686	$—
Accruals for asset acquisition contingent consideration	$3,000	$8,332	$2,133
Notes receivable from sellers used as partial consideration for acquisitions	$3,499	$—	$—
Purchases of property, equipment and software through accounts payable	$—	$—	$23
Intangible assets acquired by issuing non-controlling interest in subsidiary	$—	$—	$5,654
Non-cash additions to other noncurrent assets for right-of-use operating leases	$234	$—	$—
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$20,300	$9,241	$3,234
Restricted cash	28,859	78,879	47,231
Customer account balances (see Note 5)	468,934	—	—
Total cash and cash equivalents, and restricted cash	$518,093	$88,120	$50,465

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business and Significant Accounting Policies
The Business
Headquartered in Alpharetta, GA, Priority Technology Holdings, Inc. and subsidiaries (together, the "Company") began operations in 2005 with a mission to build a merchant-inspired payments platform that would advance the goals of its customers and partners. Our approach leverages a single platform to collect, store and send money that operates at scale. Our technology supports high-value payments products complimented by our personalized support. We are a leading provider to businesses, enterprises and distribution partners such as retail independent sales organizations ("ISOs"), financial institutions ("FIs"), wholesale ISOs and independent software vendors ("ISVs").
The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.
The Company provides:
•Small and medium-size business clients ("SMBs") payments processing solutions for business-to-consumer ("B2C") transactions through ISOs, FIs, ISVs and other referral partners. Our proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions.
•Business-to-business ("B2B") payments solutions such as automated vendor payments and professionally curated managed services to industry leading FIs and networks. Our proprietary B2B CPX platform was developed to be a best-in-class solution for buyer/supplier payment enablement.
•Institutional services (also known as Managed Services) solutions that provide audience-specific programs for institutional partners and other third parties looking to leverage the Company's professionally trained and managed call center teams for customer onboarding, assistance and support, including marketing and direct-sales resources.
•Enterprise payments solutions for ISVs and other third parties that allow them to leverage the Company's core payments engine via robust application program interfaces ("API") resources and high-utility embeddable code.
•Consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.
The Company provides its services through three reportable segments: 1) SMB Payments; 2) B2B Payments; and 3) Enterprise Payments. For additional information about our reportable segments, see Note 20, Segment Information.
To provide many of its services, the Company enters into agreements with payment processors which in turn have agreements with multiple card associations. These card associations comprise an alliance aligned with insured FIs ("member banks") that work in conjunction with various local, state, territory and federal government agencies to make the rules and guidelines regarding the use and acceptance of credit and the card associations. The Company has multiple sponsorship bank agreements and is itself a registered ISO with Visa. The Company is also a registered member service provider with Mastercard. The Company's sponsorship agreements allow the capture and processing of electronic data in a format to allow such data to flow through networks for clearing and fund settlement of merchant transactions.
Emerging Growth Company Status
Prior to December 31, 2021, the Company was an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company is no longer an EGC, including using the extended transition period for complying with new or revised accounting standards. On December 31, 2021, we ceased to qualify as an EGC and have adopted any new standards that we are now required to adopt.

Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliated companies are accounted for under the equity method and are included in other noncurrent assets in the accompanying Consolidated Balance Sheets. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided the Company is able to exercise significant influence over the investee's operations.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.
Significant Accounting Policies
Revenue Recognition
The Company applies the five-step model to assess its contracts with customers. At contract inception, the Company assesses the services and goods promised in its contracts with customers and identifies the performance obligation for each promise to transfer a distinct good or service to the customer. The Company recognizes revenue when it satisfies a performance obligation by transferring a service or good to the customer in an amount to which the Company expects to be entitled (i.e., transaction price) allocated to the distinct services or goods. The Company has elected the permitted practical expedient that allows it to use the portfolio approach for many of its contracts since this approach's impact on the financial statements, when applied to a group of contracts (or performance obligations) with similar characteristics, is not materially different from the impact of applying the revenue standard on an individual contract basis. Under the portfolio practical expedient, collectability is still assessed at the individual contract level when determining if a contract exists. The Company has elected to exclude any contracts with an original duration of one year or less and any variable consideration that meets specified criteria from its disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance.
In delivering payment services to the customer, the Company may also provide a limited license agreement to the customer for the use of one or more of the Company's proprietary cloud-based software applications. The Company grants a right to use its software applications only when the customer has contracted with the Company to receive related payment services. When combined with the underlying payment services, the license and the payment services provided to the customer are a single stand-ready obligation and the Company's performance obligation is defined by each time increment, rather than by the underlying activities, (quantity and timing of which is not determinable), satisfied over time based on days elapsed.
In order to provide our payment services, we obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of services or goods to the customer, the Company considers the nature of each specific promised service or good and applies judgment to determine whether the Company controls the service or good before it is transferred to the customer or whether the Company is acting as an agent of the third party. To determine whether the Company controls the service or good, it assesses indicators including: 1) which party is primarily responsible for fulfillment; 2) which party has discretion in determining pricing for the service or good; and 3) other considerations deemed to be applicable to the specific situation. Based on our assessment of these indicators, we have concluded that the promise to our customers to provide payment services is distinct from the services provided by the card issuing financial institutions and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing financial institutions and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, we present our revenues net of the interchange fees retained by the card issuing financial institutions and the fees charged by the payment networks.

SMB Payments – The Company's SMB Payments segment enables the Company's customers to accept card, electronic and digital-based payments at the point of sale by providing a suite of services including authorization, settlement and funding, customer support and help-desk functions, chargeback resolution, payment security, consolidated billing and statements, and online reporting
The Company's SMB Payments segment enables the Company's customers to accept card, electronic and digital-based payments at the point of sale by providing a suite of services including authorization, settlement and funding, customer support and help-desk functions, chargeback resolution, payment security, consolidated billing and statements, and online reporting.
Typically, revenues generated from these transactions are based on a variable percentage of the dollar amount of each transaction, and in some instances, additional fees (e.g., statement fees, annual fees and monthly minimum fees, fees for handling chargebacks, gateway fees and fees for other miscellaneous services) are charged for each transaction. The Company's sponsoring banks collect the gross merchant discount from the card holder's issuing bank, pay the interchange fees and assessments to the payment networks and credit card associations, retain their fees, and pay to the Company the net amount which represents the Company's revenue.
The Company also earns revenue and commissions from resale of electronic POS equipment.
B2B Payments – The Company's B2B Payments segment enables the Company's customers to automate their accounts payable and other commercial payments functions with the Company's payment services that utilize physical and virtual payment cards as well as ACH transactions. In addition, the Company provides cost-plus-fee turn-key business process outsourcing and assists commercial customers with programs that are designed to increase acceptance of electronic payments.
Revenues are generally earned on a per-transaction basis and are recognized by the Company net of certain third-party costs for interchange fees, assessments to the payment networks, credit card associations fees, sponsor bank fees and rebates to customers. For outsourcing services, revenue is recognized to the extent of billable rates times hours worked and other reimbursable costs incurred. For performance obligations associated with outsourced services that are satisfied over time, the Company applies the permitted practical expedient known as the "right to invoice practical expedient" that allows the Company to recognize revenue in the amount of consideration to which the Company has the right to invoice when that amount corresponds directly to the value transferred to the customer.
Enterprise Payments – The Company's Enterprise Payments segment uses payment-adjacent technologies to facilitate the acceptance of electronic payments from customers.
Revenue from the Enterprise Payments segment consists of the following:
•Enrollment fees: The revenue associated with enrollment fees is recognized upon the receipt of a fully executed enrollment application, completion of the customer account setup, data verification and the constructive receipt of the applicable non-refundable fee.
•Subscription fees: The Company recognizes monthly subscription fees as recurring maintenance fees each month during the term of the client's enrollment. Revenue from transaction-based fees is recognized upon constructive receipt of transaction fees for payments to creditors issued ACH payments, paper checks or wire transfers. These fees are transferred to the Company from the client account balances, which may be maintained by the Company in money transmission license trust accounts or by partner banks.
•Interest revenue: Interest revenue is derived from certain client cash deposit balances maintained in interest bearing accounts with select partner banks.
•Customer relationship management ("CRM") and consulting fees: CRM license fees are recognized on a monthly basis and consulting fees are recognized when services are performed.
A substantial portion of this segment's revenues are earned as an agent of a third party, and therefore this earned revenue is reported as a net amount within revenue.

Transaction Price Allocated to Future Performance Obligations
Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, ("ASC 606") requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations. However, as allowed by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As described above, the Company's most significant performance obligations consist of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion. Therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for this disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
Contracts with Customers and Contract Costs
The Company accrues and pays commission expense based on variable merchant payment volumes and for certain customer service and other services provided by its ISOs. Since commissions expenses are accrued and paid to ISOs on a monthly basis after the merchant enters into a new or renewed contract, these are not deemed to be a cost to acquire a new contract but they are reported within costs of services on our Consolidated Statements of Operations. The ISO is typically an independent contractor or agent of the Company.
The Company may occasionally elect to buy out all or a portion of an ISO's rights to receive future commission payments related to certain merchants. Amounts paid to the ISO for these residual buyouts are capitalized by the Company under the accounting guidance for intangible assets and included in intangible assets, net on our Consolidated Balance Sheets.
A contract with a customer creates a legal right and obligation. As the Company performs under customer contracts, its right to consideration that is unconditional is considered to be accounts receivable. If the Company's right to consideration for such performance is contingent upon a future event or satisfaction of additional performance obligations, the amount of revenues recognized in excess of the amount billed to the customer is recognized as a contract asset. Contract liabilities represent consideration received from customers in excess of revenues recognized. Material contract assets and liabilities are presented net at the individual contract level in the Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes highly liquid instruments with an original maturity of three months or less, and cash held at FIs that is owned by the Company. Restricted cash is held by the Company in FIs for the purpose of in-process customer settlements or reserves held per contact terms.
Accounts Receivable
Accounts receivable is stated net of allowance for doubtful accounts and are amounts primarily due from the Company's sponsor banks for revenues earned, net of related interchange and processing fees, and do not bear interest. Other types of accounts receivable are from agents, merchants and other customers. Amounts due from sponsor banks are typically paid within 30 days following the end of each month.
Allowance for Doubtful Accounts Receivable and Notes Receivable
The Company records an allowance for doubtful accounts and/or notes receivable when it is probable that the account receivable balance or the note receivable balance will not be collected, based upon loss trends and an analysis of individual accounts. Accounts receivable and notes receivable are written off when deemed uncollectible. Recoveries of accounts receivable and notes receivable previously written off, if any, are recognized when received. The allowance for doubtful accounts was $0.6 million at December 31, 2021 and 2020. As of December 31, 2021, there was no allowance for doubtful notes receivable. The allowance for doubtful notes receivable was $0.5 million at December 31, 2020.

Customer Deposits and Advance Payments
The Company may receive cash payments from certain customers and vendors that require future performance obligations by the Company. Amounts associated with obligations expected to be satisfied within one year are reported in customer deposits and advance payments on the Company's Consolidated Balance Sheets and amounts associated with obligations expected to be satisfied after one year are reported as a component of other noncurrent liabilities on the Company's Consolidated Balance Sheets. These payments are subsequently recognized in the Company's Consolidated Statements of Operations when the Company satisfies the performance obligations required to retain and earn these deposits and advance payments.
A vendor may make an upfront payment to the Company to offset costs that the Company incurs to integrate the vendor into the Company's operations. These upfront payments are deferred by the Company and are subsequently amortized against expense in its Consolidated Statements of Operations as the related costs are incurred by the Company in accordance with the agreement with the vendor.
Property and Equipment
Property and equipment are stated at cost, except for property and equipment acquired in a business combination, which is recorded at fair value at the time of the transaction. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
Expenditures for repairs and maintenance which do not extend the useful life of the respective assets are charged to expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. At the time of retirements, sales or other dispositions of property and equipment, the original cost and related accumulated depreciation are removed from the respective accounts and the gains or losses are presented as a component of income or loss from operations.
Costs Incurred to Develop Software for Internal Use
Costs incurred to develop computer software for internal use are capitalized once: 1) the preliminary project stage is completed; 2) management authorizes and commits to funding a specific software project; and 3) it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred prior to meeting the qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Post-implementation costs related to the internal-use computer software, are expensed as incurred. Internal-use software development costs are amortized using the straight-line method over the estimated useful life of the software, which generally ranges from three to five years.
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2021, 2020 and 2019, there was no impairment associated with internal-use software.
For the years ended December 31, 2021, 2020 and 2019, the Company capitalized software development costs of $7.8 million, $7.1 million and $8.2 million, respectively. As of December 31, 2021 and 2020, capitalized software development costs, net of accumulated amortization, totaled $18.3 million and $16.4 million, respectively, and are included in property, equipment and software, net on the Consolidated Balance Sheets.
Amortization expense for capitalized software development costs for the years ended December 31, 2021, 2020 and 2019 was $5.9 million, $5.3 million and $4.1 million, respectively, and are included in depreciation and amortization on the Consolidated Statements of Operations.
Other Intangible Assets
Other intangible assets are initially recorded at cost or fair value when acquired in connection with a business combination. The carrying value of an intangible asset acquired in an asset acquisition may subsequently be increased for contingent consideration when due to the seller and such amounts can be estimated. The portion of any unpaid purchase price that is contingent on future activities is not initially recorded by the Company on the date of acquisition. Rather, the Company recognizes contingent consideration when it becomes probable and estimable. All of the Company's intangible assets, except goodwill and money transmission licenses, have finite lives and are subject to amortization. Intangible assets consist of acquired merchant portfolios, customer relationships, ISO and referral partner relationships, residual buyouts, trade names, technology, non-compete agreements and money transmission licenses.

Intangible Asset	Nature	Estimated Useful Life
ISO and Referral Partner Relationships	acquired relationships with ISOs and referral partners	11 - 25 years
Residual Buyouts	surrender of rights to receive commissions by ISOs	3 - 9 years
Customer Relationships	acquired customer relationships	2 - 15 years
Merchant Portfolios	acquired rights to a portfolio of merchants	5 - 10 years
Technology	acquired proprietary software and website domains	7 - 10 years
Trade Names and Non-compete Agreements	acquired trade names and non-compete agreements	5 - 12 years
Money Transmission Licenses	acquired licenses to collect, store and send money in the U.S. and Puerto Rico	indefinite
Impairment of Long-lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2021 and 2019. For the year ended December 31, 2020, the Company recognized an impairment charge of $1.8 million for a residual buyout intangible asset. See Note 8, Goodwill and Other Intangible Assets.
Goodwill
The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. See Note 8, Goodwill and Other Intangible Assets.
Leases
The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases and its related interpretations, codified as ASC 842 ("ASC 842"), as of January 1, 2021, applying the optional transition approach available whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable, and prior periods are not restated. Upon adoption the Company recorded right-of-use ("ROU") assets of approximately $7.4 million and related operating lease obligations of approximately $8.4 million. There was no impact to the opening balance of retained earnings.
Under ASC 842
The Company evaluates lease and service arrangements at lease inception to determine if a lease is or contains a lease. Lease arrangements are evaluated at their commencement date to determine classification as operating or finance. Operating leases are reported as part of other noncurrent assets, accounts payable and accrued expenses and other noncurrent liabilities on the Company's Consolidated Balance Sheets. Finance leases, if applicable, are reported as part of property, equipment and software, net, and debt on the Company's Consolidated Balance Sheets. Leases with a term of twelve months or less are not included on the Company's Balance Sheets. The Company does not separate lease and non-lease components. Certain estimates and assumptions are made when determining the value of ROU assets and the related liabilities, including when establishing the lease term and discount rates and variable lease payments (e.g., rent escalations tied to changes in the Producer Price Index).

The lease term for all of the Company's leases includes the non-cancelable period of the lease adjusted for any renewal or termination options the Company is reasonably certain to exercise. The lease payment stream includes any rent escalation that is required under certain lease agreements. The Company's leases generally do not provide an implicit rate of interest, nor is it readily determinable by the Company, and as such the Company uses its incremental borrowing rate in determining the discounted value of the lease payments. Lease expense and depreciation expense, if applicable, are recognized on a straight-line basis over the term of the lease.
Prior to the Adoption of ASC 842
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
Settlement Assets and Customer Account Balances and Related Obligations
Settlement assets and customer account balances and the related obligations recognized on the Company's Consolidated Balance Sheets represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 5, Settlement Assets and Customer Account Balances and Related Obligations.
Debt Issuance and Modification Costs
Eligible debt issuance costs associated with the Company's credit facilities are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company's term debt are presented on the Company's Consolidated Balance Sheets as a direct reduction in the carrying value of the associated debt liability. Debt modification costs represents amounts paid to third parties to modify existing debt agreements when those amounts are not eligible for capitalization.
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
Non-controlling Interests
The Company previously issued non-voting profit-sharing interests in three of its subsidiaries that were formed in 2019 or 2018 to acquire the operating assets of certain businesses, which were deemed to be NCIs. As of December 31, 2021, the Company's NCIs have all been fully redeemed. See Note 3, Acquisitions and Note 6, Disposal of Business for more details related to the redemptions in 2021 and 2020.
To estimate the initial fair value of a profit-sharing interest, the Company utilized future cash flow scenarios with a focus on those cash flow scenarios that could result in future distributions to the NCIs. Profits or losses are attributed to an NCI based on the hypothetical-liquidation-at-book-value method that utilizes the terms of the profit-sharing agreement between the Company and the NCIs.

Based on the LLC agreements for these three subsidiaries, in certain instances the NCIs are entitled to certain earnings of the respective subsidiary. Prior to 2020, no earnings were attributable to any NCIs. All material earnings attributable to the NCIs for the year ended December 31, 2020 were simultaneously distributed to the NCIs.
Accrued Residual Commissions
Accrued residual commissions consist of amounts due to ISOs and independent sales agents based on a percentage of the net revenues generated from the Company's merchant customers. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $318.9 million, $240.2 million and $213.8 million, respectively, for the years ended December 31, 2021, 2020 and 2019, and are included in costs of services in the accompanying Consolidated Statements of Operations.
ISO Deposit and Loss Reserve
ISOs may partner with the Company in an exclusive partner program in which ISOs are given negotiated pricing in exchange for bearing risk of loss. Through the arrangement, the Company accepts deposits on behalf of the ISO and a reserve account is established by the Company. All amounts maintained by the Company are included in the accompanying Consolidated Balance Sheets as other liabilities, which are directly offset by restricted cash accounts owned by the Company.
Stock-based Compensation
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period and is reflected in salary and employee benefits expense on the Company's Consolidated Statements of Operations. Awards generally vest over two or three years and may not vest evenly over the vesting period. The effects of forfeitures are recognized as they occur.
The Company measures a liability award under a stock-based payment arrangement based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.
Stock options
Under the Company's 2018 Equity Incentive Plan, the Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:
Expected volatility – Measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to the relatively short amount of time that the Company's common stock (Nasdaq: PRTH) has traded on a public market, the Company uses volatility data for the common stocks of a peer group of comparable public companies. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.
Risk-free interest rate – U.S. Treasury rate for a stripped-principal treasury note as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.
Expected term – Period of time over which the stock options granted are expected to remain outstanding. As a newly public company, the Company lacks sufficient exercise information for its stock option plan. Accordingly, the Company uses a method permitted by the Securities and Exchange Commission ("SEC") whereby the expected term is estimated to be the mid-point between the vesting dates and the expiration dates of the stock option grants. An increase in the expected term will increase the fair value of the stock option and the related compensation expense.
Dividend yield – The Company uses an amount of zero as the Company has paid no cash or stock dividends and does not anticipate doing so in the foreseeable future. An increase in the dividend yield will decrease the fair value of the stock option and the related compensation expenses.

If a participant terminates employment with the Company, vested options may be exercised for a short period of time while unvested options are forfeited. However, in any event, a stock option will expire ten years from the date of grant.
Time-based restricted stock awards
The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company's common stock on the date of grant and is recognized as compensation expense over the vesting term of the awards.
Performance-based restricted stock awards
The Company accounts for its performance-based restricted stock awards based on the quoted closing price of the Company's common stock on the date of grant, adjusted for any market-based vesting criteria, and records stock-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved. The performance goals may be work-related goals for the individual recipient and/or based on certain corporate performance goals. The Company reassesses the probability of vesting at each reporting period and prospectively adjusts stock-based compensation expense based on its probability assessment. Additionally, if performance goals are set or reset on an annual basis, compensation cost is recognized in any reporting period only for performance-based restricted stock awards in which the performance goals have been established and communicated to the award recipient.
Repurchased Stock
Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its common stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, common stock and additional paid-in capital, remain intact. See Note 16, Stockholders' Deficit.
If the treasury shares are ever reissued in the future, proceeds in excess of repurchased cost will be credited to additional paid-in capital. Any deficiency will be charged to retained earnings (accumulated deficit), unless additional paid-in capital from previous treasury stock transactions exists, in which case the deficiency will be charged to that account, with any excess charged to retained earnings (accumulated deficit). If treasury stock is reissued in the future, a cost flow assumption (e.g., FIFO, LIFO or specific identification) will be adopted to compute excesses and deficiencies upon subsequent share reissuance.
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
The carrying values of accounts and notes receivable, accounts payable and accrued expenses, long-term debt and cash, including settlement assets and the associated deposit liabilities, approximate their fair values due to either the short-term nature of such instruments or the fact that the interest rate of the debt is based upon current market rates. The Company does not currently have any fair value estimates that are required to be remeasured at the end of each reporting period on a recurring basis.
Foreign Currency
The Company's reporting currency is the U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Foreign exchange translation and transaction gains and losses were not material for the periods presented and are included in the Consolidated Statements of Operations.
Recently Adopted Accounting Standards
As an EGC, the Company made an election under Section 107(b)(1) of the JOBS Act to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards and has been following requirements applicable to the private companies for adopting new and updated accounting standards. On December 31, 2021, the Company ceased to qualify as an EGC, and accordingly adopted new accounting standards when applicable for non-EGC, smaller reporting company filers.
Leases (ASC 842)
In February 2016, the FASB issued ASU 2016-02, Leases, codified as ASC 842. Under this new guidance, lessees are required to recognize for all leases (with the exception of short-term leases): 1) a lease liability equal to the lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and 2) a ROU asset which will represent the lessee's right to use, or control the use of, a specified asset for the lease term. On December 31, 2021, we ceased to qualify as an EGC, and therefore, we adopted ASC 842 and its related interpretations as of January 1, 2021. In the adoption of ASC 842, the Company used the optional transition approach available under ASU 2018-11, Leases. Under the optional transition approach, which the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable, and prior periods are not restated. The Company elected to adopt the package of practical expedients pursuant to which it has not reassessed: 1) whether existing or expired contracts contain a lease; 2) lease classification for existing or expired leases; or 3) the accounting for initial direct costs that were previously capitalized. The Company has also elected the practical expedients available under the standard and has made accounting policy elections to: 1) exclude short-term leases from the balance sheets; and 2) not separate lease and non-lease components. The Company did not elect the practical expedient to use hindsight in determining lease terms for existing leases and when assessing existing ROU assets for impairment. Upon adoption we recognized approximately $7.4 million for ROU assets and approximately $8.4 million for the related operating lease obligations. There was no impact to the opening balance of retained earnings. The Company does not expect the new accounting standard to have a material effect on future financial results.
Implementation Costs Incurred in Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2015-15"), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted ASU 2018-15 on January 1, 2021, electing to apply the amendments prospectively to all implementation costs incurred after adoption. The adoption of this ASU did not impact the Company's Consolidated Financial Statements, as there were no implementation costs incurred for hosting arrangements that are service contracts during 2021.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistency in the application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our Consolidated Financial Statements.
Goodwill Impairment Testing (ASU 2017-04)
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on the current step 1). Any impairment charge will be limited to the amount of goodwill allocated to an impacted reporting unit. ASU 2017-04 will not change the current guidance for completing Step 1 of the goodwill impairment test, and an entity will still be able to perform the current optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The Company adopted ASU 2017-04 on January 1, 2021, and there was no impact to the Company's Consolidated Financial Statements.
Recently Issued Accounting Standards Pending Adoption
The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. If certain criteria are met, entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These updates can be adopted at any time before December 31, 2022. The Company is currently evaluating the potential impact that ASU 2021-01 may have on the Consolidated Financial Statements.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance will change how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 will replace the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard will require entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the potential impact that this update may have on the timing of recognizing future provisions for expected losses on the Company's accounts receivable and notes receivable. Since the Company is a smaller reporting company, the Company must adopt this new standard no later than the beginning of 2023 for annual and interim reporting periods.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, as if the acquirer had originated the contracts. Generally this will result in the acquirer recognizing and measuring the acquired contract assets and liabilities consistent with the manner by which they were recognized and measured by the acquiree. This update is effective for the Company on January 1, 2023, including interim periods within those fiscal years. The impact that ASU 2021-08 may have on the Company's Consolidated Financial Statements will depend on the circumstances of any business combination that may occur after adoption.
Concentration of Risk
A substantial portion of the Company's revenues and receivables are attributable to merchants. For the years ended December 31, 2021, 2020 and 2019, no individual merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other referral partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the years ended December 31, 2021, 2020 and 2019, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's SMB Payments reportable segment that represented approximately 22%, 21% and 18%, respectively, of the Company's consolidated revenues.
A majority of the Company's cash and restricted cash is held in certain FIs, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

Reclassifications
Certain prior year amounts in these Consolidated Financial Statements have been reclassified to conform to the current year presentation, with no net effect on the Company's operating income, income (loss) before income tax expense (benefit), net income (loss), stockholders' deficit.
We reclassified certain cash flows related to settlement assets and customer account balances and the related obligations from net cash provided by operating activities to net cash provided by (used in) financing activities within the Consolidated Statements of Cash Flows. Prior period amounts have been reclassified to conform to the current period presentation. These changes have no impact on our previously reported consolidated net income, financial position or net increase in cash and cash equivalents.
The current period presentation classifies all changes in settlement and customer account balance obligations on our Consolidated Statements of Cash Flows as net cash provided by (used in) financing activities. The current period presentation provides a more meaningful representation of the cash flows related to the movement of settlement assets and customer account balances due to the restrictions on and use of those funds.

The following tables present the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows:

(in thousands)	Years Ended December 31,
	2020	2019
Net cash provided by operating activities:
Historically reported	$47,072	$39,364
Adjustment	(34,870)	(27,284)
Reclassified	12,202	12,080
Net cash (used in) provided by financing activities:
Historically reported	(175,813)	75,017
Adjustment	34,870	27,284
Reclassified	$(140,943)	$102,301

2.    Leases
The Company adopted ASC 842 and its related interpretations effective January 1, 2021, using the optional transition approach available under ASU 2018-11, Leases, under which the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if applicable, in the period of adoption and prior periods are not restated.
The Company's leases consist primarily of real estate leases for office space, which are classified as operating leases. Lease expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease. The Company did not have any finance leases at January 1, 2021 or December 31, 2021.

As of December 31, 2021, ROU assets and lease liabilities consisted of the following:

(in thousands, except weighted-average data)	Financial Statement Classification	December 31, 2021
Operating Lease ROU Assets:
Operating lease ROU assets	Other noncurrent assets	$6,262
Operating Lease Obligations:
Operating lease obligations - current	Accounts payable and accrued expenses	$1,723
Operating lease obligations - noncurrent	Other noncurrent liabilities	5,596
Total operating lease obligations		$7,319

Weighted-average remaining lease term, in years		4.9
Weighted-average discount rate		6.88%
The Components of lease expense for the year ended December 31, 2021 were as follows:

(in thousands)	Financial Statement Classification	Year Ended December 31, 2021
Operating lease expense (1)	Selling, general and administrative	$1,841
(1) Excludes short-term lease expense which was immaterial for the year ended December 31, 2021.
Cash paid for amounts included in the measurement of lease liabilities was as follows:

(in thousands)	Financial Statement Classification	Year Ended December 31, 2021
Operating cash flows from operating leases	Operating activities	$1,803
Lease Commitments

Future minimum lease payments for the Company's real estate operating leases at December 31, 2021 were as follows:

(in thousands)
Year Ending December 31,	Amount Due
2022	$2,136
2023	1,682
2024	1,367
2025	1,205
2026	1,298
Thereafter	958
Total future minimum lease payments	8,646
Amount representing interest	(1,327)
Total future minimum lease payments, net of interest	$7,319

As of December 31, 2021, the Company had not committed to any additional future obligations for leases that have not yet commenced.

Future minimum lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year were as follows at December 31, 2020:

(in thousands)
Year Ending December 31,	Amount Due
2021	$1,356
2022	1,307
2023	1,356
2024	1,394
2025	1,367
Thereafter	2,388
Total	$9,168
Total rent expense for the years ended December 31, 2020 and 2019 was $2.5 million and $2.0 million, respectively, which is included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

3.    Acquisitions
Finxera Acquisition
On September 17, 2021 (the "Closing Date"), the Company completed its acquisition of 100% of the equity interests of Finxera Holdings, Inc. ("Finxera"). Finxera is a provider of deposit account management and licensed money transmission services in the U.S. The acquisition will allow the Company to offer clients turn-key merchant services, payment facilitation, card issuing, automated payables, virtual banking, e-wallet tools, risk management, underwriting and compliance on a single platform.
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

(in thousands)
Consideration:
Cash	$379,220
Equity instruments(1)	34,388
Less: cash and restricted cash acquired	(6,598)
Total purchase consideration, net of cash and restricted cash acquired	$407,010

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$385
Prepaid expenses and other current assets	5,198
Current portion of notes receivable	784
Settlement assets and customer account balances	498,811
Property, equipment and software, net	712
Goodwill	245,104
Intangible assets, net(2)	211,400
Other noncurrent assets	955
Accounts payable and accrued expenses	(7,837)
Settlement and customer account obligations	(498,811)
Deferred income taxes, net	(44,311)
Other noncurrent liabilities	(5,380)
Total purchase consideration	$407,010
(1)The fair value of the 7,551,354 shares of PRTH common stock that were issued was determined based on their market price at the time of closing adjusted for an appropriate liquidity discount due to trading restrictions under Securities Rule 144.
(2)The intangible assets acquired consist of $154.9 million for referral partner relationships, $34.3 million for technology, $20.1 million for customer relationships and $2.1 million for money transmission licenses.
Goodwill of $245.1 million arising from the acquisition primarily consists of the expected synergies and other benefits from combining operations. Approximately $8.7 million of the goodwill attributable to the acquisition is expected to be deductible for income tax purposes. The goodwill was allocated 100% to the Company's Enterprise Payments reportable segment.
In 2020, Finxera acquired two businesses for which the purchase price included contingent consideration valued at $6.1 million. The contingent consideration payable is comprised of earnout opportunities equal to 50% of certain revenues earned from the customers assumed in these acquisitions. The associated earnout opportunities are to be measured and paid every six months and expire at various dates through December 31, 2023. As of December 31, 2021, $0.1 million of the $6.1 million of total contingent consideration has been paid to the sellers. At December 31, 2021, there was $6.0 million accrued, of which $1.0 million and $5.0 million was included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, on the Company's Consolidated Balance Sheet.
The Company's Consolidated Financial Statements include the operating results of Finxera from the Closing Date through December 31, 2021, which are reported as part of the Enterprise Payments reportable segment. Revenues and operating income from Finxera during this period were $19.4 million and $4.3 million, respectively.
For the year ended December 31, 2021 we incurred $9.3 million, in acquisition related costs, which primarily consisted of consulting, legal, accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations.
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

(in thousands, except per share amounts)	Years Ended December 31,
	2021	2020
Revenues	$561,585	$463,823
Operating income	$21,619	$32,548
Other Acquisitions
Wholesale Payments, Inc.
On April 28, 2021, a subsidiary of the Company completed its acquisition of certain residual portfolio rights for a purchase price of $42.4 million and $24.8 million of post-closing payments and earn-out payments based on meeting certain attrition thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As of December 31, 2021, the sellers earned $3.8 million of the $24.8 million, which was paid during the third quarter of 2021, increasing the total purchase price recorded at December 31, 2021 to $46.2 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis. As this is an asset acquisition, additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The seller's note payable to the Company of $3.0 million and an advance of $2.0 million outstanding at the time of the purchase was netted against the initial purchase price, resulting in cash of $41.2 million being paid by the Company to the seller, which was funded from cash proceeds from the issuance of the redeemable senior preferred stock and cash on hand.
C&H Financial Services, Inc.
On June 25, 2021, a subsidiary of the Company acquired certain assets and assumed certain related liabilities under an asset purchase agreement. The acquisition was accounted for as a business combination using the acquisition method of accounting. Prior to this acquisition, the business was an ISO partner of the Company where it developed expertise in software-integrated payment services, as well as marketing programs for specific verticals such as automotive and youth sports. This business is reported within the Company's SMB Payments reportable segment. The initial purchase price for the net assets was $35.0 million in cash and a total purchase price of not more than $60.0 million including post-closing payments and earn-out payments based on certain gross profit and revenue achievements over a three-year period from the date of acquisition. The acquisition date fair value of the contingent consideration was $4.7 million, which increased the total purchase price to $39.7 million. The seller's note payable to the Company of $0.5 million at the time of purchase was netted against the initial purchase price, resulting in cash of $34.5 million being paid by the Company to the seller, which was funded from a $30.0 million draw down of the revolving credit facility under the Credit and Guaranty Agreement held by the Company and $4.5 million cash on hand. Transaction costs were not material and were expensed. The preliminary purchase price allocation is set forth in the table below and is expected to be finalized as soon as practicable, but no later than one year from the acquisition date.

(in thousands)
Accounts receivable	$214
Prepaid expenses and other current assets	209
Property, equipment and software, net and other current assets	287
Goodwill	13,804
Intangible assets, net(1)	25,400
Other noncurrent liabilities	(214)
Total purchase price	$39,700
(1)The intangible assets acquired consist of $20.2 million for merchant portfolio intangible assets with a ten-year useful life and $5.2 million for ISO partner relationships with a twelve-year useful life.
The goodwill for the Wholesale Payments, Inc. asset acquisition and the C&H Financial Services, Inc. business combination is deductible by the Company for income tax purposes. Based on their purchase prices and pre-acquisition operating results and assets, these two businesses acquired by the Company in 2021, as described above, did not meet the materiality requirements for pro forma disclosures individually or collectively.
YapStone, Inc.
In March 2019, the Company, through one of its subsidiaries, Priority Real Estate Technology, LLC ("PRET"), acquired certain assets and assumed certain related liabilities from YapStone, Inc. under an asset purchase and contribution agreement. The purchase price for the YapStone net assets was $65.0 million in cash plus a non-controlling interest ("NCI") in PRET issued to YapStone, Inc. with a fair value that was estimated to be approximately $5.7 million. The total purchase price was assigned to customer relationships, except for $1.0 million and $1.2 million which were assigned to a software license agreement and a services agreement, respectively. The $65.0 million of cash was funded from the Company's Senior Credit Facility. PRET is part of the Company's Enterprise Payments reportable segment.
During the third quarter of 2020, substantially all of the YapStone net assets were sold to a third party (see Note 6, Disposal of Business). Approximately $45.1 million of PRET's 2020 earnings through the disposal date, which were primarily composed of the gain recognized on the sale, were attributed and distributed in cash to the NCI during the third quarter of 2020 pursuant to the profit-sharing agreement between the Company and the NCI. At the time of the sale, the NCI was also redeemed in cash for its $5.7 million interest in PRET.
For the year ended December 31, 2019, no earnings of PRET were allocated to the NCI.
Residual Portfolio Rights Acquired
On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. Of the $15.2 million, $5.0 million was funded from the term loan under Senior Credit Agreement, $10.0 million was funded from the revolving credit facility under the Senior Credit Agreement, and cash on hand was used to fund the remaining amount. This acquisition became part of the Company's SMB Payments reportable segment. The purchase price was subject to a potential increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers over a three-year period. Additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset and amortization expense is adjusted to reflect the new carrying value at the original purchase date. The first period for determining contingent consideration ended in March 2020, and the Company paid the seller $2.1 million of additional cash consideration, partially offset by an amount owed to the Company by the seller. In 2021, the Company paid the seller an additional $2.1 million for the second period for determining contingent consideration that ended in March 2021, which had been recorded as a contingent consideration liability at December 31, 2020. The remaining $2.1 million will be payable in the first quarter of 2022 if certain criteria are achieved.

Merchant Portfolio Rights and Reseller Agreement
In October 2019, the Company simultaneously entered into two agreements with another entity. These two related agreements assign to the Company certain perpetual rights to a merchant portfolio and form a five-year reseller arrangement whereby the Company will offer and sell to its customer base certain online services to be fulfilled by the other entity. No cash consideration was paid to, or received from, the other entity at execution of either agreement. It was not initially determinable if the Company would have to pay any amount as consideration for the merchant portfolio rights due to the provisions of the related reseller agreement. The Company does not anticipate any net losses under the two contracts. Subsequent cash payments from the Company to the other entity for the merchant portfolio rights are determined based on a combination of: 1) the actual financial performance of the acquired merchant portfolio rights; and 2) actual sales and variable wholesale costs for the online services sold by the Company under the reseller arrangement. Prior to December 31, 2020, amounts paid to the other entity were accounted for as either standard costs of the services sold by the Company under the five-year reseller agreement or consideration for the merchant portfolio rights.
As of December 31, 2020, the Company determined it had accumulated the additional data and historical experience that it deems necessary in order to reasonably estimate an amount of cash that the Company believes it will ultimately have to transfer as remaining consideration for the merchant portfolio rights. Accordingly, at December 31, 2021 and 2020 the Company had accrued approximately $2.4 million and $6.2 million of estimated remaining cash consideration and additional accumulated costs for the merchant portfolio, respectively. At December 31, 2021 and 2020 the Company had recorded aggregate costs, including both actual costs and estimated remaining consideration, totaling $11.1 million. Amortization expense was adjusted to reflect the new carrying value at the original purchase date. As of December 31, 2021 and 2020, accumulated amortization was $5.0 million and $2.8 million, respectively. The merchant portfolio has an estimated remaining life of 2.75 years at December 31, 2021.
The Company will continue to review its estimate of the remaining consideration to be funded and adjust the value of the intangible asset and accrual for its obligation accordingly.

4.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenue Type:
Merchant card fees	$468,764	$377,346	$339,450
Outsourced services and other services	21,033	23,103	28,712
Money transmission services revenue	19,415	—	—
Equipment	5,689	3,893	3,692
Total revenues(1)(2)	$514,901	$404,342	$371,854
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $0.7 million, $0.8 million and $0.6 million of interest income for the years ended December 31, 2021, 2020 and 2019, respectively, is included in other income, net on the Company's Consolidated Statements of Operations and not reflected in the table above.
Deferred revenues were not material for the years ended December 31, 2021, 2020 and 2019.

Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Supplemental balance sheet information related to contracts from customers as of December 31, 2021 and 2020 was as follows:

(in thousands)	Consolidated Balance Sheet Location	December 31, 2021	December 31, 2020
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,280	$1,494
Substantially all of these balances are recognized as revenue within 12 months. Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the years ended December 31, 2021, 2020 or 2019.

5.    Settlement Assets and Customer Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Member banks held merchant funds of $102.1 million and $103.8 million at December 31, 2021 and 2020, respectively.
Exception items include items such as customer chargeback amounts received from merchants and other losses. Under agreements between the Company and its merchant customers, the merchants assume liability for such chargebacks and losses. If the Company is ultimately unable to collect amounts from the merchants for any charges or losses due to merchant fraud, insolvency, bankruptcy or any other reason, it may be liable for these charges. In order to mitigate the risk of such liability, the Company may: 1) require certain merchants to establish and maintain reserves designed to protect the Company from such charges or losses under its risk-based underwriting policy; and 2) engage with certain ISOs in partner programs in which the ISOs assume liability for these charges or losses. A merchant reserve account is funded by the merchant and held by the member bank during the term of the merchant agreement. Unused merchant reserves are returned to the merchant after termination of the merchant agreement or in certain instances upon a reassessment of risks during the term of the merchant agreement.
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the Consolidated Statements of Operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer account balances in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the years ended December 31, 2021, 2020 and 2019 were $2.8 million, $4.1 million and $3.1 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned For the Benefit Of ("FBO") accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company. As such, the associated obligations related to these funds are not liabilities of the Company; therefore, neither is recognized in the Company's Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $45.5 million at December 31, 2021. Company-owned bank accounts held $21.4 million and $72.9 million at December 31, 2021 and 2020, respectively; which are included in restricted cash and settlement obligations in the Company's Consolidated Balance Sheets.
Enterprise Payments Segment
In the Company's Enterprise Payments segment, revenue is derived primarily from enrollment fees, monthly subscription fees, transaction-based fees and licensed money transmission services fees. As part of its licensed money transmission services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer account balances and the related obligations as settlement and customer account obligations in the Company's Consolidated Balance Sheets.

The Company's settlement assets and customer account balances and settlement and customer account obligations were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$537	$753
Customer Account Balances:
Cash and cash equivalents	468,934	—
Time deposits	10,000	—
Total settlement assets and customer account balances	$479,471	$753

Settlement and Customer Account Obligations:
Customer account obligations	$478,935	$—
Due to customer payees(1)	21,356	72,878
Total settlement and customer account obligations	$500,291	$72,878
(1) The related assets are included in restricted cash on our Consolidated Balance Sheets.

6.    Disposal of Business
On September 1, 2020, PRET entered into an agreement to sell certain assets from PRET's real estate services business. The buyer also agreed to assume certain obligations associated with the assets. The transaction was completed on September 22, 2020 after receiving regulatory approval. Prior to execution of the agreement, the buyer was not a related party of PRET or the Company.
The assets subject to the agreement were substantially the same assets that PRET acquired in March 2019 from YapStone, Inc. These assets constituted PRET's RentPayment component, which was part of the Enterprise Payments reporting unit, operating segment and reportable segment. These assets consist of contracts with customers, an assembled workforce, technology-related assets, Internet domains, trade names and trademarks. The buyer also assumed obligations under an in-place and off-balance-sheet operating lease for office space. Since PRET's acquisition of these assets from YapStone, Inc. in March 2019, PRET and the Company have made operational changes that resulted in these assets becoming a business as defined by the provisions of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, before their sale.

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
Allocation of net proceeds, after transaction costs, to the PRET members included return of each member's invested capital in PRET and excess proceeds were distributed in accordance with the distribution provisions of the PRET LLC governing agreement. The Company's invested capital amounted to $71.8 million, which included the assets sold, goodwill and other intangible assets. The NCI's invested capital was $5.7 million. Approximately $51.4 million and $45.1 million of the excess proceeds were distributed to the Company and the NCI, respectively. The initial allocation of net proceeds remained subject to final adjustment by the PRET members at December 31, 2020. During the first quarter of 2021, it was determined that an additional $0.5 million of the excess proceeds was due to the NCI, which was included in other expenses, net on the Company's Consolidated Statement of Operations for the year ended December 31, 2021.
As disclosed in Note 11, Debt Obligations, $106.5 million of cash received by the Company was used on September 25, 2020 to reduce the outstanding balance of the term loan facility under the Company's Senior Credit Facility.
Operating Lease Obligation
The buyer assumed an in-place operating lease in Dallas, Texas which was set to expire on November 1, 2024. The Company had not adopted ASC 842 at the time of this transaction, therefore this lease obligation was not reflected in the Company's Consolidated Balance Sheet prior to the assumption by the buyer. The Company was relieved of minimum lease payment obligations totaling $0.5 million for the remainder of the lease term in connection with this transaction.
Continuing Operations
Based on historical financial results, the Company does not believe the sale of the RentPayment component represents a strategic shift. As such, the Company will not classify or report the business that was sold as discontinued operations in its Consolidated Financial Statements for any reporting period. The Company will continue to serve the rental property market through its ongoing PRET operations.

Pro Forma Information
The following unaudited pro forma information is provided for the business (the RentPayment component) that was sold, excluding the gain recognized on the sale transaction:

	Year Ended December 31,
(in thousands)	2020	2019
Revenues	$12,042	$11,694
Operating income	$1,825	$2,275
Net income(1)	$1,725	$2,218
Net income attributable to common stockholders(2)	$1,725	$2,218
Basic and diluted earnings per common share(2)	$0.03	$0.03
(1)Pro forma income tax expense was based on the following consolidated effective tax rates of Priority Technology Holdings, Inc.: 5.5% and 2.5% for the years ended December 31, 2020 and 2019, respectively. These rates exclude the effect of the $107.2 million net gain on the sale recognized during the year ended December 31, 2020.
(2)Prior to the September 2020 sale transaction that resulted in the gain on the sale, no earnings or losses of the PRET LLC were attributable to the NCIs of PRET.

7.     Notes Receivable
The Company has notes receivable of $0.4 million and $7.7 million as of December 31, 2021 and 2020, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Consolidated Balance Sheets. The notes bear a weighted-average interest rate of 13.8% and 13.1% as of December 31, 2021 and 2020, respectively. The notes receivable are comprised of notes receivable from ISOs. Notes receivable from three other entities were fully repaid during 2021. See Note 3, Acquisitions and Note 15, Related Party Transactions for more information about the repayments of these notes receivable.
Under the terms of the agreements with ISOs, the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. The note receivable from another entity that was repaid during the fourth quarter of 2021 was secured by business assets and a personal guarantee.
In 2020, the Company recorded an allowance for doubtful notes receivable of $0.5 million on its Consolidated Balance Sheet, and recognized the related expense within selling, general and administrative expense on its Consolidated Statements of Operations and within other noncash items, net on its Consolidated Statements of Cash Flows for the year ended December 31, 2020. In 2021, the Company determined the balance would not be collected and as such the allowance for doubtful notes receivable was written off. As of December 31, 2021, the Company had no allowance for doubtful notes receivable.
As of December 31, 2021 approximately $0.3 million of the notes receivable balance is due in 2022 and approximately $0.1 million of the balance is due in 2023.

8.    Goodwill and Other Intangible Assets
Goodwill
The Company records goodwill upon acquisition of a business when the purchase price is greater than the fair value assigned to the underlying separately identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill relates to the following reporting units as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
SMB Payments	$120,636	$106,832
Enterprise Payments	245,104	—
Total	$365,740	$106,832
The following table summarizes the changes in the carrying value of goodwill for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Amount
Balance at December 31, 2018	$109,515
Changes in the value of goodwill	—
Balance at December 31, 2019	109,515
Disposal of Business (See Note 6. Disposal of Business)	(2,683)
Balance at December 31, 2020	106,832
C&H Financial Services, Inc. acquisition	13,804
Finxera acquisition	245,104
Balance at December 31, 2021	$365,740
In connection with the acquisition of Finxera, $8.7 million of goodwill recorded was deductible for income tax purposes. For all other business combinations consummated during the years ended December 31, 2021 and 2020, goodwill was fully deductible for income tax purposes.
There were no impairment losses for the years ended December 31, 2021, 2020 or 2019. The Company performed its most recent annual goodwill impairment test as of October 1, 2021, using the optional qualitative method. Under the qualitative method, we examined the factors most likely to affect our valuations. As a result, we have concluded that it remains more likely than not that the fair value of each of our reporting units exceeds their carrying amounts. As of December 31, 2021, the Company is not aware of any triggering events that have occurred since October 1, 2021.

Other Intangible Assets
At December 31, 2021 and 2020, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	December 31, 2021			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(11,679)	$163,621	14.8
Residual buyouts(1)	126,225	(56,186)	70,039	6.4
Customer relationships	95,566	(70,883)	24,683	8.1
Merchant portfolios	76,016	(30,879)	45,137	6.7
Technology(2)	48,690	(15,039)	33,651	9.9
Non-compete agreements(2)	3,390	(3,390)	—	0.0
Trade names	2,870	(1,890)	980	11.6
Money transmission licenses(3)	2,100	—	2,100
Total gross carrying value	$530,157	$(189,946)	$340,211	9.7
(1)Additions to Residual buyouts were offset by certain assets that became fully amortized in 2021 but are still in service.
(2)Certain assets in the group became fully amortized in 2021 but are still in service.
(3)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2020			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO relationships	$15,200	$(7,319)	$7,881	23.7
Residual buyouts	114,359	(72,659)	41,700	6.8
Customer relationships	40,740	(30,267)	10,473	11.0
Merchant portfolios	55,816	(19,471)	36,345	5.5
Trade names	2,870	(1,651)	1,219	11.6
Non-compete agreements	3,390	(3,390)	—	3.0
Technology	14,390	(13,951)	439	6.1
Total gross carrying value	$246,765	$(148,708)	$98,057	8.4
Amortization expense for intangible assets was $41.2 million, $33.1 million and $32.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated amortization expense of intangible assets as of December 31, 2021 for the next five years and thereafter is:

(in thousands)	Estimated Amortization Expense
Year Ending December 31,
2022	$59,262
2023	52,822
2024	35,029
2025	28,921
2026	28,358
Thereafter	133,719
Total	$338,111
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant events or circumstances.
The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. In the Company's SMB Payments segment, a residual buyout intangible asset with a net carrying value of $2.2 million was deemed to be impaired at December 31, 2020. The fair value of this intangible asset was estimated to be approximately $0.5 million, resulting in the recognition of an impairment charge of $1.8 million, which is included in selling, general and administrative expenses on the Company's Consolidated Statement of Operations for the year ended December 31, 2020. This impairment was the result of diminished cash flows generated by the merchant portfolio.
The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at December 31, 2021.
9.    Property, Equipment and Software
A summary of property, equipment and software, net as of December 31, 2021 and 2020 was as follows:

(in thousands, except useful lives)	December 31, 2021	December 31, 2020	Estimated Useful Life
Furniture and fixtures	$2,819	$2,795	5 - 10 years
Equipment	12,255	10,216	3 - 8 years
Computer software	52,715	44,320	2 - 5 years
Leasehold improvements	6,467	6,250	3 - 10 years
Property, equipment and software	74,256	63,581
Less: accumulated depreciation	(49,023)	(40,706)
Property, equipment and software, net	$25,233	$22,875
Depreciation expense totaled $8.5 million, $7.7 million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist the reporting of merchant processing transactions and other related information.

10.    Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses that exceeded five percent of total current liabilities at either December 31, 2021 or December 31, 2020 consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued card network fees	$10,239	$8,041

11.    Debt Obligations
Outstanding debt obligations as of December 31, 2021 and 2020 consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Credit and Guaranty Agreement:
Term facility - matures April 27, 2027, interest rate of 6.75% at December 31, 2021	$616,900	$—
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rate of 5.75% at December 31, 2021	15,000	—
Senior Credit Agreement:
Term facility - Original maturity at January 3, 2023, interest rate of 7.50% at December 31, 2020	—	279,417
Term Loan Agreement:
Term loan - subordinated, original maturity at July 3, 2023, interest rate of 12.50% at December 31, 2020	—	102,623
Total debt obligations	631,900	382,040
Less: current portion of long-term debt	(6,200)	(19,442)
Less: unamortized debt discounts and deferred financing costs	(21,595)	(4,725)
Long-term debt, net	$604,105	$357,873
Contractual Maturities
Based on terms and conditions existing at December 31, 2021, future minimum principal payments for long-term debt are as follows:

(in thousands)		Revolving Credit Facility
Year Ending December 31,	Term Facility		Total Principal Due
2022	$6,200	$—	$6,200
2023	6,200	—	6,200
2024	6,200	—	6,200
2025	6,200	—	6,200
2026	6,200	15,000	21,200
After 2026	585,900	—	585,900
Total	$616,900	$15,000	$631,900
Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Credit and Guaranty Agreement.

Credit and Guaranty Agreement
On April 27, 2021, the Company entered into a Credit and Guaranty Agreement with Truist Bank ("Truist") (the "Credit Agreement") which provides for: 1) a $300.0 million senior secured term loan facility (the "initial term loan"); 2) a $290.0 million senior secured delayed draw term loan facility (the "delayed draw term loan") (together, the "term facility"); and 3) a $40.0 million senior secured revolving credit facility. The Credit Agreement was amended on September 17, 2021 to increase the amount of the delayed draw term loan facility by $30.0 million to $320.0 million. The additional delayed draw term loan is part of the same class of term loans made pursuant to the original commitments under the Credit Agreement.
Outstanding borrowings under the Credit Agreement accrue interest using either a base rate or a LIBOR rate plus an applicable margin per year, subject to a LIBOR rate floor of 1.00% per year. Accrued interest is payable on each interest payment date (as defined in the Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowings.
Prepayments of outstanding principal may be made in permitted increments subject to a 1.00% penalty for certain prepayments made in connection with repricing transactions.
The Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including covenants that restrict the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases. The outstanding amount of any loans and any other amounts owed under the Credit Agreement may, after the occurrence of an event of default, at the option of Truist, be declared immediately due and payable. Events of default include the failure of the Company to make principal, premium or interest payment when due, or the failure by the Company to perform or comply with any term or covenant in the Credit Agreement.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined as the ratio of consolidated total debt to Consolidated Adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each quarter ended September 30, 2023 and thereafter. As of December 31, 2021, the Company is in compliance with its debt covenants.
Proceeds from the initial term loan were used to partially fund the Refinancing described below. Proceeds from the delayed draw term loan were used to fund the Company's acquisition of Finxera. See Note 3, Acquisitions for additional information related to the acquisition of Finxera.
Senior Credit Agreement and Term Loan Agreement
On January 3, 2017, the Company refinanced existing long-term debt whereby it entered into a credit agreement with a syndicate of lenders (the "Senior Credit Agreement") consisting of: 1) a $200.0 million term loan; and 2) a $25.0 million revolving credit facility. Also on January 3, 2017, the Company entered into a Credit and Guaranty Agreement (the "Term Loan Agreement") with Goldman Sachs Specialty Lending Group, L.P. ("Goldman Sachs") for an $80.0 million subordinated term loan, the proceeds of which were used to refinance the amounts previously outstanding with Goldman Sachs. The Company determined that the 2017 debt refinancing should be accounted for as a debt extinguishment.
The Senior Credit Agreement and the Term Loan Agreement were amended on November 14, 2017 to allow for loan advances of less than $5.0 million and for certain liens on cash securing the Company's funding obligations under a new product involving a virtual credit card program. This amendment did not affect any of the material terms, conditions or covenants of these agreements. Additionally, the Senior Credit Agreement was amended in January 2018 and December 2018 to increase the term loan by $67.5 million and $130.0 million, respectively. Two amendments were executed in 2019 that concerned procedural changes to the quarterly and annual reporting for lenders and did not affect any of the material terms, conditions or covenants of the Senior Credit Agreement or the Term Loan Agreement.
In March 2020, a sixth amendment was made to the Senior Credit Agreement and Term Loan Agreement which included (among other updates): 1) changes to the Senior Credit Agreement to allow for certain amounts of interest to be treated as PIK interest and added to the outstanding borrowings balance (similar to what was already allowed by the Term Loan Agreement); and 2) increases to the interest rate margins for these agreements incrementally of 1.00% on June 16, 2020, and 0.50% on each of the following dates; 1) July 16; 2) August 15; and 3) September 14, 2020 because the Company did not make a permitted accelerated principal payment of at least $100.0 million under the term loan facility of the Senior Credit Agreement on or before those dates. The additional interest expense incurred by the Company due to the increases in the applicable margin for the revolving credit facility under the Senior Credit Agreement was paid in cash and such increases for the term facility of the Senior Credit Agreement and the Term Loan Agreement were accounted for as PIK interest.
On September 25, 2020, the Company made the $100.0 million principal prepayment plus an additional $6.5 million principal prepayment to reduce the outstanding indebtedness under the term loan facility of the Senior Credit Agreement. This resulted in simultaneous reductions in the applicable interest rate margins under the Senior Credit Agreement and the Term Loan Agreement, which prospectively eliminated and reversed the applicable margin increases described in the preceding paragraph.
The Senior Credit Agreement and the Term Loan Agreement, as amended, contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default, and affirmative and negative covenants, including covenants that restrict the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases.

Under the terms of the Senior Credit Agreement and the Term Loan Agreement, the future applicable interest rate margins could vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowings. The Senior Credit Agreement and the Term Loan Agreement also have incremental margins that would apply to the future applicable interest rates if the Company was deemed to be in violation of the terms of the credit agreement.
The Company was also required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined as the ratio of consolidated total debt to Consolidated Adjusted EBITDA (as defined in the Senior Credit Agreement and Term Loan Agreement). The maximum permitted Total Net Leverage Ratio was 7.75:1.00 at December 31, 2020 and was 7.71:1.00 at March 31, 2021.

Under the Senior Credit Agreement, prepayments of outstanding principal could be made in permitted increments with a 1.00% penalty for certain prepayments. Under the Term Loan Agreement, prepayment of outstanding principal was subject to a 4.00% penalty for certain prepayments occurring prior to March 18, 2021 and 2.00% for certain prepayments occurring between March 18, 2021 and March 18, 2022.
Outstanding borrowings under the Senior Credit Agreement accrued interest using either a base rate (as defined) or a LIBOR rate plus an applicable margin, or percentage per year. For the term loan facility of our Senior Credit Agreement, the sixth amendment described above provided for a LIBOR "floor" of 1.00% per year. Accrued interest was payable monthly. The revolving credit facility incurred a commitment fee on any undrawn amount, which equated to 0.50% per year for the unused portion.
Outstanding borrowings under the Term Loan Agreement accrued interest at 5.00%, plus an applicable margin, or percentage per year. Accrued interest was payable quarterly at 5.00% per year, and the accrued interest attributable to the applicable margin was capitalized as PIK interest each quarter.
The outstanding obligation under the Term Loan Agreement was $102.6 million at December 31, 2020, which consisted of $80.0 million in principal and $22.6 million of accumulated PIK interest. For the year ended December 31, 2020, PIK interest under the Term Loan Agreement added $7.5 million to the principal amount outstanding under the Term Loan Agreement.

In connection with the April 2021 debt refinancing, the outstanding obligation of $274.6 million under the Senior Credit Agreement and the outstanding obligation of $105.1 million (which consisted of $80.0 million in principal and $25.1 million of accumulated PIK interest) under the Term Loan Agreement were repaid in full (or in the case of outstanding undrawn letters of credit, deemed issued under the Credit Agreement), and all commitments and guaranties in connection therewith have been terminated or released (the "Refinancing").
Interest Expense and Amortization of Deferred Loan Costs and Discounts
Deferred financing costs and debt discounts are amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Unamortized deferred financing costs and debt discount are included in long-term debt on the Company's Consolidated Balance Sheets.
Interest expense, including fees for undrawn amounts under the revolving credit facility and the delayed draw term loan facility of the Credit Agreement and the delayed principal draw under the Senior Credit Agreement, as well as amortization of deferred financing costs and debt discounts, was $36.5 million, $44.8 million and $40.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $4.0 million, $2.4 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred Loan Costs and Discounts, and Debt Extinguishment and Modification Expenses
Refinancing: In April 2021, the initial term loan under the Credit Agreement was issued at a discount of $6.4 million, while in September 2021, the delayed draw term loan was issued at a discount of $6.3 million. Additionally, the Company incurred $6.4 million of costs for the Refinancing in April 2021 and $9.9 million of costs for the delayed draw term loan, including $3.5 million of ticking fees (debt commitment fees) prior to the drawdown of the funds in September 2021. Approximately $6.1 million of the remaining fees incurred for the delayed draw term loan were paid during the initial Refinancing and were deferred and included in other noncurrent assets on the Company's Consolidated Balance Sheet at June 30, 2021. The costs for the delayed draw term loan were amortized over the delayed commitment access period until September 2021, at which time the unamortized balance of the deferred costs was removed from other noncurrent assets and recorded as a reduction of the carrying amount of the debt obligation and are being amortized over the remaining term of the debt.
The Company determined that the issuance of the initial term loan as part of the April 2021 Refinancing was partially an extinguishment and a modification, and therefore, recognized debt extinguishment and modification costs of $8.3 million in April 2021, which included a portion of the Refinancing fees and the write off of previously deferred fees under the prior credit agreements. These costs are reported within other expenses, net on the Company's Consolidated Statements of Operations.
Senior Credit Agreement and Term Loan Agreement: At December 31, 2020, unamortized debt discounts and deferred financing costs were $4.7 million. Prior to the April 2021 Refinancing, the Company recognized approximately $0.6 million of amortization expense related to debt discounts and deferred financing costs. In connection with the Refinancing, $4.1 million was included as debt extinguishment and modification costs in the Company's Consolidated Statement of Operations for the year ended December 31, 2021.

12.    Redeemable Senior Preferred Stock and Warrants
On April 27, 2021, the Company entered into an agreement pursuant to which it issued 150,000 shares of redeemable senior preferred stock, par value $0.001 per share, and a detachable warrant to purchase 1,803,841 shares of the Company's common stock, for gross proceeds of $150.0 million, less a $5.0 million discount and $5.5 million of issuance costs.
The agreement also provided the Company the option to issue an additional 50,000 shares of redeemable senior preferred stock upon the closing of the Finxera acquisition for $50.0 million, less a $0.6 million discount and within 18 months after the issuance of those additional shares, the Company was provided the option to issue an additional 50,000 shares at a purchase price of $50.0 million, less a $0.6 million discount, subject to the satisfaction of certain customary closing conditions.

Of the total net proceeds of $139.5 million, $131.4 million was allocated to the redeemable senior preferred stock, $11.4 million was allocated to additional paid-in capital for the warrants and $3.3 million was allocated to noncurrent assets for the committed financing put right.
Redeemable Senior Preferred Stock
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
On September 17, 2021 the Company issued an additional 75,000 shares of redeemable senior preferred stock for $75.0 million, less a $0.9 million discount, $0.7 million of ticking fees and $1.9 million of issuance costs. Upon issuance of these additional shares, the $3.3 million that was previously allocated to noncurrent assets for the committed financing put right was reclassified to the redeemable senior preferred stock.
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
January 1, 2021	—	$—
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	225	199,609
Unpaid dividend on redeemable senior preferred stock	—	8,704
Accretion of discounts and issuance cost	—	1,845
December 31, 2021	225	$210,158
The dividend rate for the redeemable senior preferred stock is equal to the three-month LIBOR rate (minimum of 1.00%) plus an applicable margin of 12.00% (capped at 22.50%) per year, with a required quarterly payment of 5.00% plus the three-month LIBOR rate per year. The dividend rate is subject to future increases if the Company doesn't comply with the cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs.
The following table provides a summary of the dividends for the period presented:

(in thousands)	Year Ended December 31, 2021
Dividends paid in cash	$7,460
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	8,704
Dividends declared at the rate of 13.0% per year	$16,164

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
The holders of the redeemable senior preferred stock may request the Company to pursue a sale transaction for the purpose of redeeming the redeemable senior preferred stock from and after the earliest of: 1) October 27, 2028; 2) 30 days after the redeemable senior preferred stockholders provide written notice to the Company of a failure by the Company to take steps within its control to prevent the Company's common stock from no longer being listed; and 3) the date that is 90 days following the Company's failure to consummate a mandatory redemption of the redeemable senior preferred stock upon the occurrence of a change in control or liquidation event.
The Company used the proceeds from the April 2021 sale of the redeemable senior preferred stock to partially fund the Refinancing (see Note 11, Debt Obligations), to partially fund the Wholesale Payments, Inc. and C&H Financial Services, Inc. acquisitions in the second quarter of 2021 (see Note 3, Acquisitions) and to pay certain fees and expenses relating to the Refinancing and the offering of the redeemable senior preferred stock and warrants. The Company used the proceeds from the September 2021 sale of additional shares of redeemable senior preferred stock to fund the Finxera acquisition (see Note 3, Acquisitions).
Warrants
On April 27, 2021 the Company issued warrants to purchase up to 1,803,841 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the warrants. In connection with the issuance of the warrants, the Company entered into an agreement pursuant to which it agreed to provide certain registration rights with respect to the common shares issuable upon exercise of the warrants. Under this agreement the holders of the related shares of common stock were granted piggyback rights to be included in certain underwritten offerings of common stock and the right to demand a shelf registration of the shares of common stock issued upon exercise of the warrants. As of December 31, 2021, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Consolidated Balance Sheet.

13.    Income Taxes
Components of consolidated income tax (benefit) expense for the years ended December 31, 2021, December 31, 2020, and December 31, 2019 were as follows:

(in thousands)	For the Years Ended December 31,
	2021	2020	2019
U.S. current income tax (benefit) expense
Federal	$(2,321)	$4,766	$(11)
State and local	(379)	3,173	75
Foreign	1	—	—
Total current income tax (benefit) expense	$(2,699)	$7,939	$64
U.S. deferred income tax expense (benefit)
Federal	$(1,343)	$3,875	$1,920
State and local	(1,213)	(915)	(1,154)
Foreign	(3)	—	—
Total deferred income tax (benefit) expense	$(2,559)	$2,960	$766
Total income tax (benefit) expense	$(5,258)	$10,899	$830
The Company's consolidated effective income tax rate was 135.9% for the year ended December 31, 2021, compared to a consolidated effective income tax rate of 13.3% for the year ended December 31, 2020. For the year ended December 31, 2019, the Company's consolidated effective income tax benefit rate was 2.5%. The effective rate for 2021 differed from the statutory rate of 21% primarily due to: 1) an increase in the valuation allowance against certain business interest carryover deferred tax assets; 2) non-deductible transaction costs incurred in the acquisition of Finxera; 3) the finalization of prior estimates on the sale of the assets of PRET's real estate services business impacting amounts attributable to noncontrolling partners; and 4) an increase in the tax basis of certain intangible assets resulting from a change in a subsidiary's entity status. The effective rate for December 31, 2020 differed from the statutory federal rate of 21% primarily due to earnings attributable to noncontrolling interests and valuation allowance changes against certain business interest carryover deferred tax assets. The effective rate for December 31, 2019 differed from the statutory federal rate of 21% primarily due to valuation allowance changes against certain business interest carryover deferred tax assets.
The following table provides a reconciliation of the consolidated income tax (benefit) expense at the statutory U.S. federal tax rate to actual consolidated income tax (benefit) expense for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	For the Years Ended December 31,
	2021	2020	2019
U.S. federal statutory (benefit) expense	$(813)	$17,211	$(6,879)
Non-controlling interests	(3,024)	(5,626)	—
State and local income taxes, net	(372)	1,140	(1,564)
Excess tax benefits pursuant to ASU 2016-09	(339)	(37)	309
Valuation allowance changes	1,120	(2,945)	9,302
Nondeductible items	703	233	125
Transaction Costs	2,338	—	—
Intangible assets	(4,110)	1,056	—
Tax credits	(223)	(283)	(323)
Other, net	(538)	150	(140)
Income tax (benefit) expense	$(5,258)	$10,899	$830

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of consolidated deferred income taxes were as follows:

	As of December 31,
(in thousands)	2021	2020
Deferred Tax Assets:
Accruals and reserves	$1,751	$1,499
Intangible assets	9,673	49,558
Net operating loss carryforwards	820	436
Interest limitation carryforwards	10,786	6,295
Other	3,332	2,115
Gross deferred tax assets	26,362	59,903
Valuation allowance	(10,781)	(7,200)
Total deferred tax assets	15,581	52,703
Deferred Tax Liabilities:
Prepaid assets	(1,191)	(973)
Investments in partnership	—	(19)
Property and equipment	(6,125)	(5,014)
Total deferred tax liabilities	(7,316)	(6,006)
Net deferred tax assets	$8,265	$46,697
In accordance with the provisions of ASC 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2021 and December 31, 2020, the Company had a consolidated valuation allowance of approximately $10.8 million and $7.2 million, respectively, against certain deferred income tax assets related to business interest deduction carryovers and business combination costs that the Company believes are not more likely than not to be realized.
The Company recognizes the tax effects of uncertain tax positions only if such positions are more likely than not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an "unrecognized tax benefit." A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2021	$—
Additions based on tax positions related to the current year	—
Additions based on positions of prior years	537
Reductions for tax positions of prior years	—
Reductions related to lapse of the applicable statutes of limitations	—
Settlements	—
Balance as of December 31, 2021	$537
The Company continually evaluates the uncertain tax benefit associated with its uncertain tax positions. It is reasonably possible that the liability for uncertain tax benefits could decrease during the next 12 months by up to $0.2 million due to the expiration of statutes of limitations.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for December 31, 2018 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for December 31, 2017 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.
At December 31, 2021 and December 31, 2020, the Company had state NOL carryforwards of approximately $13.6 million and $6.2 million, respectively, with expirations dates ranging from 2023 to 2041.
The Company has historically been impacted by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of adjusted taxable income ("ATI"), as defined. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020. As of December 31, 2021, the Company had interest deduction limitation carryforwards of $41.4 million.

14.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at December 31, 2021, the Company is committed to pay minimum processing fees under these agreements of approximately $8.7 million in 2022 and $7.8 million in 2023.
Merchant Reserves
See Note 5, Settlement Assets and Customer Account Balances and Related Obligations, for information about merchant reserves.
Contingent Consideration
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.
On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's SMB Payments reportable segment. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of December 31, 2021, $4.3 million of the $6.4 million total contingent consideration has been paid to the seller, while the remaining $2.1 million will be payable in the first quarter of 2022 if certain criteria are achieved.
See Note 3, Acquisitions, for information about contingent consideration related to acquisitions consummated in 2021 and 2019.
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

15.    Related Party Transactions
PHOT Preferred Unit Redemption - Distribution to NCIs
In February 2019, PHOT, a subsidiary of the Company, received a contribution of substantially all of the operating assets of eTab and Cumulus under asset contribution agreements. PHOT is a part of the Company's SMB reportable segment. No material liabilities were assumed by PHOT. These contributed assets were primarily composed of technology-related assets. Prior to these transactions, eTab was 80.0% owned by the Company's Chairman and Chief Executive Officer ("CEO"). No cash consideration was paid to the contributors of the eTab or Cumulus assets on the date of the transactions. As consideration for these contributed assets, the contributors were issued redeemable non-controlling preferred equity interests ("redeemable NCIs") in PHOT. Under these redeemable NCIs, the contributors were eligible to receive up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per year) on any undistributed preferred equity interest ("Total Preferred Equity Interest"). Once the Total Preferred Equity Interest is distributed to the holders, the redeemable NCIs cease to exist. The Company's CEO initially owned 83.3% of the redeemable NCIs, which ownership interest was subsequently reduced to 35.3% through the CEO's disposition of interests to others.
At the time of contribution, the Company determined that the contributor's carrying values of the eTab and Cumulus net assets (as a common control transaction under GAAP) were not material. Under the guidance for a common control transaction, the contribution of the eTab and Cumulus net assets did not result in a change of entity or the receipt of a business, as such the Company's Consolidated Financial Statements for prior periods were not adjusted to reflect the historical results attributable to the eTab net assets. For the period from February 1, 2019 through December 31, 2020, a total of $0.3 million of PHOT's earnings were attributable to the redeemable NCIs of PHOT, and this same amount was distributed in cash to the redeemable NCIs during the same period.
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
In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $0.8 million of cash for the Total Preferred Equity Interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company's Executive Vice President of M&A and Corporate Development received 413,081 shares of common stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the common stock valuation in November 2020 and the date of exchange in May 2021, the Company's common stock price appreciated to $7.75 per share. The Company's financial statements for the year ended December 31, 2021 reflect this exchange as a distribution to NCIs at an appreciated common stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to trading restrictions under Securities Rule 144. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of common stock and $0.8 million of cash. In addition, the Company recorded a $2.8 million tax benefit related to an increase in the tax basis associated with the share exchange, for a net impact to equity of $8.0 million.
Equity-method Investment
During the first quarter of 2020, the Company wrote off its $0.2 million carrying value in an equity-method investment. This loss is reported as a component of other expenses, net on the Company's Consolidated Statement of Operations.
Commitment to Lend and Warrant to Acquire
During 2019, the Company, through one of its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity to loan the entity up to $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement. Amounts loaned to this entity by the Company are secured by substantially all of the assets of the entity and by a personal guarantee. The note receivable has an interest rate of 12.0% per year and is repayable in full in May 2024. The Company also received a warrant to purchase a non-controlling interest in this entity's equity at a fixed amount. The loan agreement also gave the Company certain rights to purchase some or all of this entity's equity in the future, at the entity's then-current fair value. The fair values of the warrant, loan commitment and purchase right were not material at inception. The Company loaned the entity a total of $3.5 million in 2019.
In December 2021, the entity was sold to a third party. In connection with the sale, the Company's note receivable was fully repaid and the Company's warrants were cancelled in exchange for cash consideration. The Company recognized a gain of $7.6 million in its Consolidated Statements of Operations for the year ended December 31, 2021 related to this transaction. Certain adjustments may be made in the future related to a potential earnout that is contingent on 2022 performance and the allocation of the net proceeds described above remain subject to final adjustments. Any remaining payments made or received by the Company will be recorded in the period in which such amounts are finalized.

16.    Stockholders' Deficit
In August 2021, Priority's Board of Directors authorized a $10.0 million share repurchase program (the "2021 Share Repurchase Program"). Under the 2021 Share Repurchase Program. the Company was authorized to purchase up to 1.0 million shares of its common stock through open market transactions, unsolicited or solicited privately negotiated transactions, or otherwise in accordance with all applicable securities laws and regulations. The 2021 Share Repurchase Program was set to expire on August 17, 2022 and it could be discontinued by the Company at any time. The Company terminated the 2021 Share Repurchase Program effective as of the close of business on September 23, 2021. During this period, the Company purchased a total of 162,715 shares of its common stock at an average price of $5.87 per share. Total cash paid by the Company was approximately $1.0 million.
During the second quarter of 2019, the Company repurchased a total of 451,224 shares of its common stock at an average price of $5.29 per share. Total cash paid by the Company was approximately $2.4 million. The repurchases were authorized under a December 2018 resolution by the Company's Board of Directors, which expired during the second quarter of 2019.
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of the Company's common stock possess all voting power for the election of members of the Company's Board of Directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of the Company's stockholders. Holders of the Company's common stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of the Company's common stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Company's Board of Directors in its discretion. Historically, the Company has neither declared nor paid dividends. The holders of the Company's common stock have no conversion, preemptive or other subscription rights and there is no sinking fund or redemption provisions applicable to the common stock.
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2021, the Company has not issued any shares of preferred stock.
Warrants and Purchase Options
As of December 31, 2021 3,556,470 warrants from the original business combination in July 2018, remain outstanding. These warrants allow the holders to purchase shares of the Company's common stock at an exercise price of $11.50 per share. These warrants expire on August 24, 2023.
Prior to July 25, 2018, a purchase option was sold to an underwriter by for consideration of $100. The purchase option, which survived the business combination, allow the holders to purchase up to a total of 300,000 units (each consisting of a share of common stock and a public warrant) exercisable at $12.00 per unit. The purchase option expires on August 24, 2023. The purchase option is classified as equity for accounting purposes and remain outstanding as of December 31, 2021.

17.    Stock-based Compensation
For the years ended December 31, 2021, 2020 and 2019, stock-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
2018 Equity Incentive Plan
Stock options compensation expense	$327	$753	$2,003
Restricted stock units compensation expense	2,561	1,364	382
Liability-classified compensation expense	325	313	—
2014 Management Incentive Plan	—	—	1,267
Total	$3,213	$2,430	$3,652
For the years ended December 31, 2021, 2020 and 2019, the Company recognized an income tax benefit of approximately $0.4 million, $0.4 million and $0.5 million, respectively, for stock-based compensation expense. No stock-based compensation has been capitalized.
2018 Equity Incentive Plan
The 2018 Equity Incentive Plan ("2018 Plan") was approved by the Company's Board of Directors and shareholders in July 2018. The 2018 Plan provided for the issuance of up to 6,685,696 of the Company's common stock, and these shares were registered on a Form S-8 during 2018. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, stock appreciation rights ("SAR"), restricted stock awards, restricted stock units ("RSU"), other stock-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's Board of Directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's common stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan.

A summary of the activity in stock units for the 2018 Plan that occurred during the years ended December 31, 2021, 2020 and 2019 is as follows:

Common stock available for issuance at December 31, 2018	4,446,239
Stock options forfeited	326,173
RSUs granted	(36,657)
RSUs forfeited	60,421
Common stock available for issuance at December 31, 2019	4,796,176
Stock options granted	(15,000)
Stock options forfeited	220,045
RSUs granted	(1,031,740)
RSU granted with performance goals that have not been determined	(128,624)
RSUs forfeited	21,277
Common stock available for issuance at December 31, 2020	3,862,134
Stock options forfeited	50,589
Stock options expired	53,870
RSUs granted	(711,987)
RSUs forfeited	1,957
Shares withheld for taxes(1)	106,477
Common stock available for issuance at December 31, 2021	3,363,040
(1)The number of shares surrendered to satisfy withholding taxes owed are subsequently added back to the shares available for grants under the 2018 Plan.

Details about the time-based equity-classified stock options granted under the plan are as follows:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,506,039	$6.91
Exercised	(173,955)	6.88
Forfeited	(50,589)	6.70
Expired	(53,870)	6.95
Outstanding, December 31, 2021	1,227,625	6.90	6.8 years	$227

Exercisable at December 31, 2021	1,216,375	$6.94	6.8 years	$175
The weighted-average grant date fair value of options granted in 2020 was $1.99. There were no options granted in 2021 or 2019. The intrinsic value of options exercised in 2021 was $0.2 million, there were no options exercised in 2020 or 2019. As of December 31, 2021, there was $19 thousand of unrecognized compensation costs related to stock options, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

The table below presents the assumptions used to calculate the fair value of the stock options issued in 2020:

2020
Expected volatility	94%
Risk-free interest rate	0.5%
Expected term (years)	7.5
Dividend yield	—%
Exercise price	$2.47
Equity-classified Restricted Stock Units
Below is a summary of the Company's equity-classified RSUs for the periods presented:

	Underlying Common Shares	Weighted-average Grant Date Fair Value
Service-based vesting:
Unvested at December 31, 2018	107,142	$7.00
Granted	36,657	$6.82
Vested	(53,571)	$7.00
Forfeited	(36,657)	$6.82
Unvested at December 31, 2019	53,571	$7.00
Granted(1)	892,142	$2.93
Forfeited	(21,277)	$2.35
Vested	(328,035)	$3.18
Unvested at December 31, 2020	596,401	$3.18
Granted(1)	647,512	$6.63
Forfeited	(1,957)	$7.92
Vested	(362,706)	$3.65
Unvested at December 31, 2021	879,250	$5.51

Performance-based vesting:
Unvested at December 31, 2018	95,057	$10.52
Forfeited	(23,674)	$10.52
Unvested at December 31, 2019	71,383	$10.52
Granted(2)	139,598	$2.56
Forfeited	(71,383)	$10.52
Unvested at December 31, 2020	139,598	$2.56
Granted(2)	64,475	$6.90
Vested	(104,620)	$7.24
Unvested at December 31, 2021	99,453	$4.46
(1)Includes 55,689 shares with an estimated fair value of $0.5 million and 212,768 shares with an estimated fair value of $0.4 million issued to non-employee members of the Company's Board of Directors in December 31, 2021 and 2020, respectively.
(2)Includes only the portions of grants for which the performance goals have been determined and communicated to the grant recipient. Any grants for which the required performance goals have not been determined and communicated to the grant recipient are not considered to have been granted for accounting purposes.

As of December 31, 2021, there was $3.0 million and $0.2 million of unrecognized compensation costs for equity-classified service-based RSUs and performance-based RSUs, respectively, which are expected to be recognized over a remaining weighted-average period of 1.8 years and 0.4 years, respectively. The total fair value of RSUs that vested in 2021, 2020 and 2019 was $3.2 million, $1.3 million and $0.2 million, respectively.
Liability-classified Stock-based Arrangements
In March 2020, the Company was authorized by the compensation committee of its Board of Directors to issue an RSU award to its Chairman and CEO if certain annual performance goals and achievement criteria were attained for 2020. The award was accounted for as a liability-classified award. In March 2021, the performance goals and achievement criteria were met and the award was converted to an equity-classified award.
In June 2021, the Company committed to issue an additional liability-classified award with a target value of $0.9 million in 2022 to its Chairman and CEO if certain annual performance goals and achievement criteria were attained for 2021. The Company has accrued $0.3 million in compensation expense for this liability-classified award, which is included in salary and employee benefit expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2021.
Employee Stock Purchase Plan
On April 16, 2021, the Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan ("2021 Stock Purchase Plan") was authorized by the Company's Board of Directors. The maximum number of shares available for purchase under the 2021 Stock Purchase Plan is 200,000 shares. Shares issued under the 2021 Stock Purchase Plan may be authorized but unissued or reacquired shares of common stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period begins during the first quarter of 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each quarter.
2014 Management Incentive Plan
The Priority Holdings Management Incentive Plan (the "MIP") was established in 2014 to issue stock-based compensation awards to selected employees. During the year ended December 31, 2019, the Company elected to accelerate vesting for all remaining unvested awards under the MIP, resulting in accelerated compensation expense. Compensation expense under the MIP was approximately $1.3 million for the year ended December 31, 2019. There is no unrecognized compensation cost for the MIP and no grants remain outstanding under this plan.

18.    Employee Benefit Plans
The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. The Company's contributions to the plan were $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company offers a comprehensive medical benefit plan to eligible employees. All obligations under the plan are fully insured through third-party insurance companies. Employees participating in the medical plan pay a portion of the costs for the insurance benefits.

19.    Fair Value
Fair Value Measurements
As of December 31, 2021 and 2020, the Company does not have any fair value estimates that are required to be remeasured at the end of each reporting period on a recurring basis.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $0.4 million and $7.7 million at December 31, 2021 and December 31, 2020, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 11, Debt Obligations) are reflected in the Company's Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the of the term loan facility under the Credit Agreement at December 31, 2021 was estimated to be approximately $613.8 million. The fair value of the term loan facility under the Senior Credit Agreement at December 31, 2020 was estimated to be approximately $278.0 million. The fair value of these notes at December 31, 2021 and 2020, with a notional value and carrying value (gross of deferred costs and discounts) of $616.9 million and $279.4 million, respectively, was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

20.    Segment Information
Prior to the fourth quarter of 2021, the Company's three reportable segments included the Consumer Payments segment, the Commercial Payments segment and the Integrated Partners segment. As a result of the Company's organic growth and recent acquisitions, a new internal reporting structure was implemented which resulted in changes to the Company's reportable segments. The three new reportable operating segments are SMB Payments, B2B Payments and Enterprise Payments. All comparative periods have been adjusted to reflect the new reportable segments. The Company does not have dedicated assets assigned to any particular reportable segment and such information is not available and continues to be aggregated.
More information about our three reportable segments:
•SMB Payments – provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging the Company's proprietary software platform, distributed through ISOs, direct sales and vertically focused ISV channels.
•B2B Payments – provides accounts payable automation solutions to corporations, software partners and FIs, including Citi, Mastercard and American Express.
•Enterprise Payments– provides embedded payment and banking solutions to enterprise customers that modernize legacy platforms and accelerate modern software partners looking to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.

Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Years Ended December 31,
	2021	2020	2019
Revenues:
SMB Payments	$475,630	$370,521	$334,180
B2B Payments	17,138	20,922	25,980
Enterprise Payments	22,133	12,899	11,694
Consolidated revenues	$514,901	$404,342	$371,854

Depreciation and amortization:
SMB Payments	$41,144	$35,627	$33,194
B2B Payments	294	306	323
Enterprise Payments	7,158	3,674	4,046
Corporate	1,101	1,168	1,529
Consolidated depreciation and amortization	$49,697	$40,775	$39,092

Operating income:
SMB Payments	$52,884	$37,897	$30,936
B2B Payments	135	923	(891)
Enterprise Payments	6,763	1,899	2,027
Corporate	(26,689)	(19,858)	(24,888)
Consolidated operating income	$33,093	$20,861	$7,184
A reconciliation of total operating income of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Years Ended December 31,
	2021	2020	2019
Total operating income of reportable segments	$59,782	$40,719	$32,072
Corporate	(26,689)	(19,858)	(24,888)
Interest expense	(36,485)	(44,839)	(40,653)
Debt modification and extinguishment costs	(8,322)	(1,899)	—
Gain on sale of business	7,643	107,239	—
Other income, net	202	596	710
Income tax benefit (expense)	5,258	(10,899)	(830)
Net income (loss)	$1,389	$71,059	$(33,589)

21.     (Loss) Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

(in thousands except per share amounts)	Years Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$1,389	$71,059	(33,589)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(18,009)	—	—
Less: Non-controlling interest preferred unit redemptions	(8,021)	—	—
Less: Earnings attributable to non-controlling interests	—	(45,398)	—
Net (loss) income attributable to common stockholders	$(24,641)	$25,661	$(33,589)
Denominator:
Basic:
Weighted-average common shares outstanding(1)	71,902	67,158	67,086
Basic (loss) earnings per common share	$(0.34)	$0.38	$(0.50)
Diluted:
Weighted-average common shares outstanding(1)	71,902	67,158	67,086
Effect of potentially dilutive common stock equivalents	—	105	—
Diluted weighted-average common shares outstanding	71,902	67,263	67,086
Diluted (loss) earnings per common share	$(0.34)	$0.38	$(0.50)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021 (refer to Note 12, Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from (loss) earnings per common share that could potentially be dilutive in future periods are as follows:

	Common Stock Equivalents at December 31,
(in thousands)	2021	2020	2019
Outstanding warrants on common stock(1)	3,556	3,556	3,556
Outstanding options and warrants issued to adviser(2)	600	600	600
Restricted stock awards(3)	442	280	125
Liability-classified restricted stock units	129	107	—
Outstanding stock option awards(3)	1,313	1,506	1,711
Total	6,040	6,049	5,992
(1)The warrants are exercisable at $11.50 per share and expire on August 24, 2023. Refer to Note 16. Stockholders' Deficit.
(2)The warrants and options are exercisable at $12.00 per share and expire on August 24, 2023. Refer Note 16. Stockholders' Deficit.
(3)Granted under the 2018 Equity Incentive Plan.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
N/A

Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to our management, including our principal executive officer (CEO) and chief financial officer ("CFO") and, as appropriate, to allow timely decisions regarding required disclosures.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.
(b) Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company's assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of the Company's management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.
(c)Attestation Report of Independent Registered Public Accounting Firm
Not applicable due to the Company's status as a non-accelerated filer.

(d)Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
N/A

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2022 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 14. Principal Accountant Fees and Services
The information called for by Item 14 is incorporated herein by reference to the definitive proxy statement referenced above in Item 10.

PART IV.

Item 15. Exhibit and Financial Statement Schedules
(a) (1) Our consolidated financial statements listed below are set forth in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:
(2) Financial Statement Schedule
N/A
(b) Exhibits

Exhibit	Description
2.1
Second Amended and Restated Contribution Agreement, dated as of April 17, 2018, by and among Priority Investment Holdings, Priority Incentive Equity Holdings, LLC and M I Acquisitions, Inc. (incorporated by reference to Annex A to the Company's Proxy Statement on Schedule 14(a), filed July 5, 2018).

2.2 †	Agreement and Plan of Merger, dated as of March 5, 2021, by and among the Company, Finxera, Merger Sub, and the Equityholder Representative.
2.3	Certificate of Amendment to the Certificate of Incorporation of Priority Technology Holdings dated April 16, 2021, filed April 29, 2021
2.4	Agreement and Plan of Merger by and among the Company, Finxera Holdings, Inc., Prime Warrior Acquisition Corp., and Stone Point Capital LLC.
3.1
Second Amended and Restated Certificate of Incorporation of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

3.2	Amended and Restated Bylaws of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
3.3	Certificate of Designations of Senior Preferred Stock
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed July 26, 2016).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed July 26, 2016).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed July 26, 2016).

4.4
Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 16, 2016).

4.5 *	Description of Securities
4.6	Form of Warrant
10.1
Registration Rights Agreement dated as of July 25, 2018 by and among M I Acquisitions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.2 †	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.1 *	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.4 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank.
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

10.15	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.16	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.17	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.18 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.19 †	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.21 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.22	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
21.1 *	Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm.
23.2 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

March 17, 2022	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 17, 2022

/s/ Michael Vollkommer Michael Vollkommer	Chief Financial Officer (Principal Financial Officer)	March 17, 2022

/s/ Rajiv Kumar Rajiv Kumar	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2022

/s/ John Priore	Director	March 17, 2022
John Priore

/s/ Michael Passilla Michael Passilla	Director	March 17, 2022

/s/ Marietta C. Davis Marietta C. Davis	Director	March 17, 2022

/s/ Christina M. Favilla Christina M. Favilla	Director	March 17, 2022

/s/ Stephen W. Hipp Stephen W. Hipp	Director	March 17, 2022