Form 10-Q
period 2022-03-31
Priority Technology Holdings, Inc.
filed 2022-05-11
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
 Yes  ☐    No  ☒

As of May 5, 2022, a total of 77,734,647 shares of common stock, par value $0.001 per share, were issued and 76,936,282 shares were outstanding.

i

Priority Technology Holdings, Inc.
Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
AP	Accounts payable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
C&H	C&H Financial Services, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021
EAETR	Estimated annual effective tax rate
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGC	Emerging Growth Company
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	For the Benefit Of
FI	Financial Institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
nm	not meaningful
PIK	Payment-in-kind
SEC	Securities and Exchange Commission
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)
Total Net Leverage Ratio	the ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement)

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$13,557	$20,300
Restricted cash	13,588	28,859
Accounts receivable, net of allowances of $869 and $555, respectively	72,863	58,423
Prepaid expenses and other current assets	12,378	15,807
Current portion of notes receivable	652	272
Settlement assets and customer account balances	498,616	479,471
Total current assets	611,654	603,132
Notes receivable, less current portion	2,027	105
Property, equipment and software, net	25,397	25,233
Goodwill	365,740	365,740
Intangible assets, net	325,084	340,211
Deferred income taxes, net	11,493	8,265
Other noncurrent assets	8,944	9,256
Total assets	$1,350,339	$1,351,942
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$43,464	$42,523
Accrued residual commissions	34,372	29,532
Customer deposits and advance payments	5,008	5,021
Current portion of long-term debt	6,200	6,200
Settlement and customer account obligations	503,731	500,291
Total current liabilities	592,775	583,567
Long-term debt, net of current portion, discounts and debt issuance costs	598,403	604,105
Other noncurrent liabilities	15,677	18,349
Total noncurrent liabilities	614,080	622,454
Total liabilities	1,206,855	1,206,021
Commitments and contingencies (Note 11)
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at March 31, 2022 and December 31, 2021	215,053	210,158
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 77,589,180 and 77,460,312 shares issued at March 31, 2022 and December 31, 2021, respectively; and 76,842,093 and 76,739,896 shares outstanding at March 31, 2022 and December 31, 2021, respectively.	78	77
Treasury stock at cost, 747,087 and 720,416 shares at March 31, 2022 and December 31, 2021, respectively	(4,248)	(4,091)
Additional paid-in capital	32,992	39,835
Accumulated deficit	(100,391)	(100,058)
Total stockholders' deficit	(71,569)	(64,237)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,350,339	$1,351,942
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$153,239	$113,297
Operating expenses
Costs of services	101,480	81,863
Salary and employee benefits	16,077	9,548
Depreciation and amortization	17,353	9,070
Selling, general and administrative	7,503	8,289
Total operating expenses	142,413	108,770
Operating income	10,826	4,527
Other (expense) income
Interest expense	(11,535)	(9,168)
Other income (expense), net	51	(269)
Total other expense, net	(11,484)	(9,437)
Loss before income taxes	(658)	(4,910)
Income tax benefit	(325)	(2,231)
Net loss	(333)	(2,679)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(8,400)	—
Net loss attributable to common stockholders	$(8,733)	$(2,679)

Loss per common share:
Basic and diluted	$(0.11)	$(0.04)

Weighted-average common shares outstanding:
Basic and diluted	78,597	67,543

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders
	Shares	$	Shares	$
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$(100,058)	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	1,558	—	1,558
Vesting of stock-based compensation	129	—	—	—	—	—	—
Share repurchases and shares withheld for taxes	(27)	1	27	(157)	(1)	—	(157)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,595)	—	(7,595)
Accretion of redeemable senior preferred stock	—	—	—	—	(805)	—	(805)
Net loss	—	—	—	—	—	(333)	(333)
March 31, 2022	76,842	$78	747	$(4,248)	$32,992	$(100,391)	$(71,569)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders
	Shares	$	Shares	$
December 31, 2020	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	558	—	558
Vesting of stock-based compensation	159	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	313
Exercise of stock options	90	—	—	—	617	—	617
Net loss	—	—	—	—	—	(2,679)	(2,679)
March 31, 2021	67,640	$68	451	$(2,388)	$7,257	$(104,692)	$(99,755)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(333)	$(2,679)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	17,353	9,070
Stock-based compensation	1,558	558
Amortization of debt issuance costs and discounts	848	590
Deferred income tax benefit	(3,227)	(2,299)
PIK interest	—	1,924
Other non-cash items, net	—	(64)
Change in operating assets and liabilities:
Accounts receivable	(14,440)	(9,575)
Prepaid expenses and other current assets	164	(539)
Income taxes payable (receivable)	2,913	(44)
Notes receivable	98	862
Accounts payable and other accrued liabilities	5,316	8,633
Customer deposits and advance payments	(13)	2,604
Other assets and liabilities, net	(624)	59
Net cash provided by operating activities	9,613	9,100
Cash flows from investing activities:
Additions to property, equipment and software	(2,370)	(2,754)
Notes receivable loan funding	(2,400)	—
Acquisitions of intangible assets	(941)	(2,937)
Net cash used in investing activities	(5,711)	(5,691)
Cash flows from financing activities:
Repayments of long-term debt	(1,550)	(4,860)
Repayments of borrowings under revolving credit facility	(5,000)	—
Dividends paid to redeemable senior preferred stockholders	(3,505)	—
Settlement and customer accounts obligations, net	12,749	(22,526)
Other financing activities	(156)	617
Net cash provided by (used in) financing activities	2,538	(26,769)
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	6,440	(23,360)
Cash and cash equivalents, and restricted cash at beginning of period	518,093	88,120
Cash and cash equivalents, and restricted cash equivalents at end of period	$524,533	$64,760

Supplemental cash flow information:
Cash paid for interest	$10,613	$6,553
Non-cash investing and financing activities:
PIK interest added to principal of debt obligations	$—	$1,924

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$13,557	$5,827
Restricted cash	13,588	58,933
Customer account balances (see Note 4)	497,388	—
Total cash and cash equivalents, and restricted cash	$524,533	$64,760

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Nature of Business and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," "PRTH," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a provider of merchant acquiring, integrated payment software, licensed money transmission services and commercial payments solutions.
The Company operates on a calendar year ending each December 31 and on four calendar quarters ending on March 31, June 30, September 30 and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 but does not include all disclosures required by GAAP for annual financial statements.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates
The preparation of Unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates. In particular, the continued magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and the ultimate effect could result in future charges related to the recoverability of assets, including financial assets, long-lived assets, goodwill and other losses.
Foreign Currency
The Company's reporting currency is the U.S. dollar. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Foreign exchange translation and transaction gains and losses were not material for the periods presented and are included in the Unaudited Consolidated Statements of Operations.

Comparability of Reporting Periods
Certain prior period amounts in these Unaudited Consolidated Financial Statements have been reclassified to conform to the current period presentation, with no net effect on the Company's operating income, loss before income tax benefit, net loss or stockholders' deficit for any period presented.

We reclassified certain cash flows related to settlement assets and customer account balances and the related obligations from net cash used in operating activities to net cash used in financing activities within the Unaudited Consolidated Statements of Cash Flows. Prior period amounts have been reclassified to conform to the current period presentation. These changes have no impact on our previously reported financial position or net increase in cash and cash equivalents.
The current period presentation classifies all changes in settlement and customer account balance obligations on our Unaudited Consolidated Statements of Cash Flows as net cash provided by (used in) financing activities. The current period presentation provides a more meaningful representation of the cash flows related to the movement of settlement assets and customer account balances due to the restrictions on and use of those funds.

The following tables present the effects of the changes on the presentation of these cash flows to the previously reported Unaudited Consolidated Statement of Cash Flows:

(in thousands)	Three Months Ended March 31, 2021
Net cash (used in) provided by operating activities:
Historically reported	$(13,426)
Adjustment	22,526
Reclassified	9,100
Net cash used in financing activities:
Historically reported	(4,243)
Adjustment	(22,526)
Reclassified	$(26,769)
Emerging Growth Company Status
Prior to December 31, 2021, the Company was an EGC, as defined in JOBS Act, and elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies until the Company is no longer an EGC, including using the extended transition period for complying with new or revised accounting standards. On December 31, 2021, we ceased to qualify as an EGC and have adopted any new standards that we are now required to adopt.
Recently Issued Accounting Standards Pending Adoption
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. If certain criteria are met, entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These updates can be adopted at any time before December 31, 2022. The Company is currently evaluating the potential impact these updates may have on its Unaudited Consolidated Financial Statements.
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
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, as if the acquirer had originated the contracts. Generally this will result in the acquirer recognizing and measuring the acquired contract assets and liabilities consistent with the manner by which they were recognized and measured by the acquiree. This update is effective for the Company on January 1, 2023, including interim periods within those fiscal years. The impact that ASU 2021-08 may have on the Company's Unaudited Consolidated Financial Statements will depend on the circumstances of any business combination that may occur after adoption.

2.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue Type:
Merchant card fees	$127,952	$107,702
Outsourced services and other services	7,097	4,378
Money transmission services revenue	16,283	—
Equipment	1,907	1,217
Total revenues(1),(2)	$153,239	$113,297
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $0.1 million, $0.2 million of interest income for the three months ended March 31, 2022 and 2021, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and not reflected in the table above. Approximately $0.6 million of interest income for the three months ended March 31, 2022, is included in outsourced services and other services revenue in the table above.
Deferred revenues were not material for the three months ended March 31, 2022 and 2021.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

Supplemental balance sheet information related to contracts from customers as of March 31, 2022 and December 31, 2021 was as follows:

(in thousands)	Consolidated Balance Sheet Location	March 31, 2022	December 31, 2021
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$1,280	$1,280
Substantially all of these balances are recognized as revenue within 12 months. Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the periods ended March 31, 2022 and December 31, 2021.

3.    Acquisitions
Finxera Acquisition
On September 17, 2021, the Company completed its acquisition of 100% of the equity interests of Finxera. Finxera is a provider of deposit account management and licensed money transmission services in the U.S. The acquisition will allow the Company to offer clients turn-key merchant services, payment facilitation, card issuing, automated payables, virtual banking, e-wallet tools, risk management, underwriting and compliance on a single platform.
The transaction was funded with the Company's cash on hand, proceeds from the issuance of the redeemable senior preferred stock and debt, and the issuance of common equity shares to the sellers.
The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the assets acquired and liabilities assumed were recognized at their fair values as of September 17, 2021, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the assets acquired and liabilities assumed as of September 17, 2021 were estimated by management based on the valuation of the Finxera business using the discounted cash flow method and other factors specific to certain assets and liabilities. The purchase price allocation is set forth in the table below.

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
In 2020, Finxera acquired two businesses for which the purchase price included contingent consideration valued at $6.1 million. The contingent consideration payable is comprised of earnout opportunities equal to 50% of certain revenues earned from the customers assumed in these acquisitions. The associated earnout opportunities are to be measured and paid every six months and expire at various dates through December 31, 2023. As of March 31, 2022, $0.5 million of the $6.1 million of total contingent consideration has been paid. The remaining $5.6 million was accrued, of which $2.0 million and $3.6 million were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, on the Company's Unaudited Consolidated Balance Sheet as of March 31, 2022.
Other Acquisitions
Wholesale Payments, Inc.
On April 28, 2021, a subsidiary of the Company completed its acquisition of certain residual portfolio rights for a purchase price of $42.4 million and $24.8 million of post-closing payments and earnout payments based on meeting certain attrition thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As of March 31, 2022, the sellers earned $3.8 million of the $24.8 million, which was paid during 2021, increasing the total purchase price recorded to $46.2 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis. As this is an asset acquisition, additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The seller's note payable to the Company of $3.0 million and an advance of $2.0 million outstanding at the time of the purchase was netted against the initial purchase price, resulting in cash of $41.2 million being paid by the Company to the seller, which was funded from cash proceeds from the issuance of the redeemable senior preferred stock and cash on hand.
C&H
On June 25, 2021, a subsidiary of the Company acquired certain assets and assumed certain related liabilities of C&H under an asset purchase agreement. C&H was an ISO partner of the Company where it developed expertise in software-integrated payment services, as well as marketing programs for specific verticals such as automotive and youth sports. This business is reported within the Company's SMB Payments reportable segment. The initial purchase price for the net assets was $35.0 million in cash and a total purchase price of not more than $60.0 million including post-closing payments and earnout payments based on certain gross profit and revenue achievements over a three-year period from the date of acquisition. The acquisition date fair value of the contingent consideration was $4.7 million, which increased the total purchase price to $39.7 million. The seller's note payable to the Company of $0.5 million at the time of purchase was netted against the initial purchase price, resulting in cash of $34.5 million being paid by the Company to the seller, which was funded from a $30.0 million draw down of the revolving credit facility under the Credit Agreement held by the Company and $4.5 million cash on hand. Transaction costs were not material and were expensed. The purchase price allocation is set forth in the table below.

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
The goodwill for the Wholesale Payments, Inc. asset acquisition and the C&H business combination is deductible by the Company for income tax purposes. Based on their purchase prices and pre-acquisition operating results and assets, these two businesses acquired by the Company in 2021, as described above, did not meet the materiality requirements for pro forma disclosures individually or collectively.

4.    Settlement Assets and Customer Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $105.7 million and $102.1 million at March 31, 2022 and December 31, 2021, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the Unaudited Consolidated Statements of Operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three months ended March 31, 2022 and 2021 were $1.1 million and $0.4 million, respectively.

B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $57.6 million and $45.5 million at March 31, 2022 and December 31, 2021, respectively. Company-owned bank accounts held $6.4 million and $21.4 million at March 31, 2022 and December 31, 2021, respectively, which are included in restricted cash and settlement obligations in the Company's Unaudited Consolidated Balance Sheets.
Enterprise Payments Segment
In the Company's Enterprise Payments segment, revenue is derived primarily from enrollment fees, monthly subscription fees and transaction-based fees from licensed money transmission services. As part of its licensed money transmission services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer account balances and the related obligations as settlement and customer account obligations in the Company's Unaudited Consolidated Balance Sheets.

The Company's settlement assets and customer account balances and settlement and customer account obligations were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$1,228	$537
Customer Account Balances:
Cash and cash equivalents	497,388	468,934
Time deposits	—	10,000
Total settlement assets and customer account balances	$498,616	$479,471

Settlement and Customer Account Obligations:
Customer account obligations	$497,388	$478,935
Due to customer payees(1)	6,343	21,356
Total settlement and customer account obligations	$503,731	$500,291
(1)The related assets are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
SMB Payments	$120,636	$120,636
Enterprise Payments	245,104	245,104
Total	$365,740	$365,740
There were no impairment losses for the three months ended March 31, 2022 and 2021. The Company performed its most recent annual goodwill impairment test as of October 1, 2021, using the optional qualitative method. Under the qualitative method, we examined the factors most likely to affect our valuations. As a result, we have concluded that it remains more likely than not that the fair value of each of our reporting units exceeds their carrying amounts. As of March 31, 2022, the Company is not aware of any triggering events that have occurred since October 1, 2021.
Other Intangible Assets
At March 31, 2022 and December 31, 2021, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	March 31, 2022			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(14,771)	$160,529	14.8
Residual buyouts	126,225	(61,054)	65,171	6.3
Customer relationships	95,566	(74,046)	21,520	8.0
Merchant portfolios	76,016	(33,942)	42,074	6.7
Technology	48,690	(15,921)	32,769	9.9
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	2,870	(1,949)	921	11.7
Money transmission licenses(1)	2,100	—	2,100
Total gross carrying value	$530,157	$(205,073)	$325,084	10.0
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2021			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(11,679)	$163,621	14.8
Residual buyouts(1)	126,225	(56,186)	70,039	6.4
Customer relationships	95,566	(70,883)	24,683	8.1
Merchant portfolios	76,016	(30,879)	45,137	6.7
Technology(2)	48,690	(15,039)	33,651	9.9
Non-compete agreements(2)	3,390	(3,390)	—	0.0
Trade names	2,870	(1,890)	980	11.6
Money transmission licenses(3)	2,100	—	2,100
Total gross carrying value	$530,157	$(189,946)	$340,211	9.7
(1)Additions to residual buyouts were offset by certain assets that became fully amortized in 2021 but are still in service.
(2)Certain assets in the group became fully amortized in 2021 but are still in service.
(3)These assets have an indefinite useful life.
Amortization expense for intangible assets was $15.1 million and $7.0 million for the three months ended March 31, 2022 and 2021, respectively.
The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. The Company also considered the market conditions generated by the COVID-19 pandemic and concluded that there were no additional impairment indicators present at March 31, 2022.
6.    Property, Equipment and Software
A summary of property, equipment and software, net as of March 31, 2022 and December 31, 2021 was as follows:

(in thousands, except useful lives)	March 31, 2022	December 31, 2021
Computer software	$54,939	$52,715
Equipment	12,874	12,255
Leasehold improvements	6,835	6,467
Furniture and fixtures	3,035	2,819
Property, equipment and software	77,683	74,256
Less: accumulated depreciation	(52,286)	(49,023)
Property, equipment and software, net	$25,397	$25,233
Depreciation expense totaled $2.2 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist in the reporting of merchant processing transactions and other related information.

7.     Notes Receivable
The Company had notes receivable of $2.7 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The carrying value of the Company's notes receivable approximates fair value. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of notes receivable. The notes receivable carried weighted-average interest rates of 14.6% and 13.8% as of March 31, 2022 and December 31, 2021, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of March 31, 2022 and December 31, 2021, the Company had no allowance for doubtful notes receivable.
As of March 31, 2022, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve month period ending March 31,
2023	$652
2024	549
2025	526
2026	463
2027	489
Total	$2,679

8.    Debt Obligations
Outstanding debt obligations as of March 31, 2022 and December 31, 2021 consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Term facility - matures April 27, 2027, interest rate of 6.75% at March 31, 2022 and December 31, 2021	$615,350	$616,900
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rate of 5.75% at March 31, 2022 and December 31, 2021	10,000	15,000
Total debt obligations	625,350	631,900
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(20,747)	(21,595)
Long-term debt, net	$598,403	$604,105
Interest Expense and Amortization of Deferred Loan Costs and Discounts
Deferred financing costs and debt discounts are amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Unamortized deferred financing costs and debt discounts are included in long-term debt on the Company's Unaudited Consolidated Balance Sheets.

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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts, was $11.5 million, and $9.2 million for the three months ended March 31, 2022 and 2021. Interest expense included amortization of deferred financing costs and debt discounts of $0.8 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Fair Value
Outstanding debt obligations are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the of the term facility was estimated to be $614.6 million and $613.8 million. at March 31, 2022 and December 31, 2021, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.
Debt Covenants
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of March 31, 2022, the Company was in compliance with our financial covenants.
9.    Redeemable Senior Preferred Stock and Warrants
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
January 1, 2022	225	$210,158
Unpaid dividend on redeemable senior preferred stock	—	4,090
Accretion of discounts and issuance cost	—	805
March 31, 2022	225	$215,053
The following table provides a summary of the dividends for the period presented:

(in thousands)	Three Months Ended March 31, 2022
Dividends paid in cash	$3,505
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,090
Dividends declared at the rate of 13.0% per year	$7,595
On April 27, 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.001. As of March 31, 2022, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

10.    Income Taxes
The Company's consolidated effective income tax rate was 49.4% for the three months ended March 31, 2022, compared to a consolidated effective income tax rate of 45.4% for the three months ended March 31, 2021. The effective rate for March 31, 2022 differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets. The effective rate for March 31, 2021 differed from the statutory federal rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
Based on management's assessment, as of March 31, 2022, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at March 31, 2022, the Company is committed to pay minimum processing fees under these agreements of approximately $15.7 million in 2022 and $16.6 million in 2023.
Contingent Consideration
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.
On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's SMB Payments reportable segment. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of March 31, 2022, the sellers had not achieved the criteria to earn the remaining $2.1 million.
See Note 3, Acquisitions, for information about contingent consideration related to other acquisitions.
Legal Proceedings
The Company is involved in certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of the Company and based on consultations with internal and external counsel, the results of any of these matters, individually and in the aggregate, are not expected to have a material effect on the Company's results of operations, financial condition or cash flows. As more information becomes available, and the Company determines that an unfavorable outcome is probable on a claim and that the amount of probable loss that the Company will incur on that claim is reasonably estimable, the Company will record an accrued expense for the claim in question. If and when the Company records such an accrual, it could be material and could adversely impact the Company's results of operations, financial condition and cash flows.

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

12.    Stock-based Compensation
For the three months ended March 31, 2022 and 2021, stock-based compensation was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Restricted stock units compensation expense	$1,558	$558
In March 2021, the Company converted a $0.3 million liability-classified stock-based compensation award for restricted stock units under the 2018 Plan, whereby the service inception date preceded the future grant-date, to an equity-classified award when the restricted stock units were granted.
Income tax benefit for stock-based compensation was immaterial for the three months ended March 31, 2022 and 2021. No stock-based compensation has been capitalized.
2018 Plan
The Company's 2018 Plan provided for the issuance of up to 6,685,696 shares of the Company's common stock. On March 17, 2022, the Company's Board of Directors unanimously approved an amendment to the 2018 Plan, subject to approval by our shareholders, to increase the number of shares authorized for issuance under the plan by 2,500,000 shares, resulting in 9,185,696 shares of the Company's common stock authorized for issuance under the plan.
2021 Stock Purchase Plan
The 2021 Stock Purchase Plan provides for up to 200,000 shares to be purchased under the plan. Shares issued under the plan may be authorized but unissued or reacquired shares of common stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each offering period.

13.    Segment Information
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
•B2B Payments – provides AP automation solutions to corporations, software partners and FIs, including Citi, Mastercard and American Express.
•Enterprise Payments – provides embedded payment and banking solutions to enterprise customers that modernize legacy platforms and accelerate modern software partners looking to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.
Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Revenues:
SMB Payments	$129,959	$109,101
B2B Payments	5,925	3,500
Enterprise Payments	17,355	696
Consolidated revenues	$153,239	$113,297

Depreciation and amortization:
SMB Payments	$10,824	$8,708
B2B Payments	73	74
Enterprise Payments	6,197	—
Corporate	259	288
Consolidated depreciation and amortization	$17,353	$9,070

Operating income (loss):
SMB Payments	$12,486	$13,289
B2B Payments	409	(409)
Enterprise Payments	4,494	164
Corporate	(6,563)	(8,517)
Consolidated operating income	$10,826	$4,527

A reconciliation of total operating income of reportable segments to the Company's net loss is provided in the following table:

(in thousands)	Three Months Ended March 31,
	2022	2021
Total operating income of reportable segments	$17,389	$13,044
Corporate	(6,563)	(8,517)
Interest expense	(11,535)	(9,168)
Other income (expense), net	51	(269)
Income tax benefit	325	2,231
Net loss	$(333)	$(2,679)

14.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

(in thousands except per share amounts)	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(333)	$(2,679)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(8,400)	—
Net loss attributable to common stockholders	$(8,733)	$(2,679)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	78,597	67,543
Loss per common share	$(0.11)	$(0.04)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021.
Potentially anti-dilutive securities that were excluded from the Company's loss per common share that could potentially be dilutive in future periods are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Outstanding warrants on common stock(1)	3,557	3,557
Outstanding options and warrants issued to adviser(2)	600	600
Restricted stock awards(3)	2,284	842
Outstanding stock option awards(3)	1,203	1,394
Total	7,644	6,393
(1)The warrants are exercisable at $11.50 per share and expire on August 24, 2023.
(2)The warrants and options are exercisable at $12.00 per share and expire on August 24, 2023.
(3)Granted under the 2018 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and related Notes and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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
•any proposed acquisitions or dispositions or any risks associated with completed acquisitions or dispositions; and
•other risks and uncertainties set forth in the "Item 1A - Risk Factors" section of this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions, including the risk factors set forth in the "Item 1A - Risk Factors" section of this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K, that may cause our actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
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
Terms Used in this Quarterly Report on Form 10-Q
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the terms "Company," "Priority," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

Results of Operations
This section includes certain components of our results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue
For the three months ended March 31, 2022, our consolidated revenue of $153.2 million increased by $39.9 million, or 35.2%, from $113.3 million for the three months ended March 31, 2021. This overall increase was mainly driven by an increase in bankcard volumes fueled by increased consumer spending and acquisitions completed by the Company in 2021.
The following table presents our revenues by type for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue Type:
Merchant card fees	$127,952	$107,702	$20,250	18.8%
Outsourced services and other services	7,097	4,378	2,719	62.1%
Money transmission services revenue	16,283	—	16,283	nm
Equipment	1,907	1,217	690	56.7%
Total revenues	$153,239	$113,297	$39,942	35.3%
For the three months ended March 31, 2022, our merchant card fees revenue of $128.0 million increased by $20.3 million, or 18.8%, from $107.7 million for the three months ended March 31, 2021. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company and purchased residuals related to the C&H acquisition, slightly offset by rate decreases.
Outsourced services and other services revenue of $7.1 million for the three months ended March 31, 2022 increased by $2.7 million, or 61.4%, from $4.4 million for the three months ended March 31, 2021, primarily due to growth in revenue from AP automation solutions and the acceleration of certain customer programs which were scaled back in 2021 due to the impact of the COVID-19 pandemic.
Money transmission services revenue of $16.3 million for the three months ended March 31, 2022 is related to the acquisition of Finxera in September 2021.
Equipment revenue of $1.9 million for the three months ended March 31, 2022 increased by $0.7 million, or 58.3%, from $1.2 million for the three months ended March 31, 2021. The increase was primarily due to increased sales of mobile card reader equipment and other equipment from our MX product line.

Operating Expenses
Operating expenses for three months ended March 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating expenses
Costs of services	$101,480	$81,863	$19,617	24.0%
Salary and employee benefits	16,077	9,548	6,529	68.4%
Depreciation and amortization	17,353	9,070	8,283	91.3%
Selling, general and administrative	7,503	8,289	(786)	(9.5)%
Total operating expenses	$142,413	$108,770	$33,643	30.9%
Costs of Services
Costs of services of $101.5 million for the three months ended March 31, 2022 increased by $19.6 million, or 23.9%, from $81.9 million for the three months ended March 31, 2021, primarily due to the corresponding increase in revenues. For the three months ended March 31, 2022, costs of services as a percentage of total revenues decreased to 66.2% as compared to 72.3% for the three months ended March 31, 2021. This decrease was primarily due to the impact of the Finxera acquisition on gross profit margins, partially offset by bankcard volume growth from larger partners with higher commissions and contraction of the specialized merchant acquiring portfolio.
Salary and Employee Benefits
Salary and employee benefits expense of $16.1 million for the three months ended March 31, 2022 increased by $6.6 million, or 69.5%, from $9.5 million for the three months ended March 31, 2021, primarily due to increases in headcount related to our acquisition of Finxera in September 2021, an increase in stock-based compensation and overall growth of the Company.
Depreciation and Amortization Expense
Depreciation and amortization expense of $17.4 million for the three months ended March 31, 2022 increased by $8.3 million, or 91.2%, from $9.1 million for the three months ended March 31, 2021, primarily due to the amortization of finite-lived intangible assets acquired from the business combinations completed during 2021.
Selling, General and Administrative
Selling, general and administrative expenses of $7.5 million for the three months ended March 31, 2022 decreased by $0.8 million, or 9.6%, from $8.3 million for the three months ended March 31, 2021, primarily due to an increase in expenses from acquired businesses offset by one-time transaction expenses in the prior year period.

Other (Expenses) Income, net

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Other (expense) income
Interest expense	$(11,535)	$(9,168)	$(2,367)	25.8%
Other income (expense), net	51	(269)	320	(119.0)%
Total other expense, net	$(11,484)	$(9,437)	$(2,047)	21.7%

Interest Expense
Interest expense of $11.5 million for the three months ended March 31, 2022 increased by $2.3 million, or 25.0%, from $9.2 million for the three months ended March 31, 2021, due to additional borrowings to fund the acquisition of Finxera in September 2021.

Income Tax Expense

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Loss before income taxes	$(658)	$(4,910)	$4,252	(86.6)%
Income tax benefit	$(325)	$(2,231)	$1,906	(85.4)%
Effective tax rate	49.4%	45.4%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2022 is 51.5% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2022 interest expense. The effective tax rate for 2022 increased primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under accounting principles GAAP and the U.S. tax code. The consolidated effective income tax rate for 2022 may not be indicative of our effective tax rate for future periods.

Segment Results
The Company reorganized its business segments as of December 31, 2021, resulting in three segments: SMB Payments, B2B Payments and Enterprise Payments. Segment results included in the discussion below were restated in accordance with the new segment structure for comparison purposes.

The impact of the restatement of the prior period results is as follows:

(in thousands)	Three Months Ended March 31, 2021
	SMB Payments(1)	B2B Payments(2)	Enterprise Payments(3)
Revenue:
Restated	$109,101	$3,500	$696
Historically reported	108,393	3,500	1,404
Difference	$708	$—	$(708)
Operating Income (Loss):
Restated	$13,289	$(409)	$164
Historically reported	13,363	(409)	92
Difference	$(74)	$—	$72
Depreciation and Amortization:
Restated	$8,708	$74	$—
Historically reported	8,579	74	129
Difference	$129	$—	$(129)
(1)Compared to the Company's legacy Consumer Payments segment.
(2)Compared to the Company's legacy Commercial Payments segment.
(3)Compared to the Company's legacy Integrated Partners segment.
SMB Payments

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$129,959	$109,101	$20,858	19.1%
Operating expenses	117,473	95,812	21,661	22.6%
Operating income	$12,486	$13,289	$(803)	(6.0)%
Operating margin	9.6%	12.2%
Depreciation and amortization	$10,824	$8,708	$2,116	24.3%
Key Indicators:
Merchant bankcard processing dollar value	$14,076,847	$11,883,166	$2,193,681	18.5%
Merchant bankcard transaction volume	145,948	127,583	18,365	14.4%
Revenue
Revenue from our SMB Payments segment was $130.0 million for the three months ended March 31, 2022, compared to $109.1 million for the three months ended March 31, 2021. The increase of $20.9 million, or 19.2%, was primarily driven by increased merchant bankcard volume. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2022 decreased to 0.88% from 0.90% during 2021. The decrease is primarily driven by a decrease in revenue from the specialized merchant acquiring portfolio offset by an increase in other fees revenues.
Operating Income
Operating income from our SMB Payments segment was $12.5 million for the three months ended March 31, 2022, compared to $13.3 million for the three months ended March 31, 2021. The decrease of $0.8 million, or 6.0%, was primarily driven by the increase in volumes from partners with higher commissions.

Depreciation and Amortization
Depreciation and amortization expense from our SMB Payments segment was $10.8 million for the three months ended March 31, 2022, compared to $8.7 million depreciation expense for the three months ended March 31, 2021. The increase of $2.1 million was primarily driven by the amortization of acquired intangibles resulting from the C&H and Wholesale Payments, Inc. acquisitions.
B2B Payments

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$5,925	$3,500	$2,425	69.3%
Operating expenses	5,516	3,909	1,607	41.1%
Operating income (loss)	$409	$(409)	$818	(200.0)%
Operating margin	6.9%	(11.7)%
Depreciation and amortization	$73	$74	$(1)	(1.4)%
Key Indicators:
Merchant bankcard processing dollar value	$108,407	$63,650	$44,757	70.3%
Merchant bankcard transaction volume	88	39	49	125.6%
Revenue
Revenue from our B2B Payments segment was $5.9 million for the three months ended March 31, 2022, compared to $3.5 million for the three months ended March 31, 2021. The increase of $2.4 million, or 68.6%, was primarily driven by $1.5 million, or 42.9%, as a result of the acceleration of certain programs in the Managed Services business operations that were scaled back in 2021 as a result of the COVID-19 pandemic and volume growth in the CPX business. The remaining increase of $0.9 million, or 25.7%, is from the recognition of certain revenues for which recovery became probable during the current quarter.
Operating Income (Loss)
Operating income from our B2B Payments segment was $0.4 million for the three months ended March 31, 2022, compared to an operating loss of $(0.4) million for the three months ended March 31, 2021. The increase of $0.8 million, or 200.0%, was primarily attributable to increases in revenue.
Enterprise Payments

(in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$17,355	$696	$16,659	nm
Operating expenses	12,861	532	12,329	nm
Operating income	$4,494	$164	$4,330	nm
Operating margin	25.9%	23.6%
Depreciation and amortization	$6,197	$—	$6,197	nm
Key Indicators:
Merchant bankcard processing dollar value	$216,398	$—	$216,398	nm
Merchant bankcard transaction volume	372	—	372	nm

Revenue
Revenue from our Enterprise Payments segment was $17.4 million for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. The increase of $16.7 million was primarily driven by revenues contributed by the Finxera business acquired in September 2021.
Operating Income
Operating income from our Enterprise Payments segment was $4.5 million for the three months ended March 31, 2022, compared to $0.2 million for the three months ended March 31, 2021. The increase of $4.3 million was primarily driven by operating income contributed by the Finxera business acquired in September 2021.
Depreciation and Amortization
Depreciation and amortization expense from our Enterprise Payments segment was $6.2 million for the three months ended March 31, 2022, compared to no depreciation expense for the three months ended March 31, 2021. The increase of $6.2 million was primarily driven by the amortization of acquired intangibles resulting from the Finxera acquisition in September 2021.

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, for technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management's estimates and assumptions, including utilizing the most currently available information regarding the effects of the COVID-19 pandemic on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and ultimately could negatively impact our liquidity and capital resources.
Our principal uses of cash are to fund business operations and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $18.9 million at March 31, 2022 and $19.6 million at December 31, 2021. As of March 31, 2022, we had cash totaling $13.6 million compared to $20.3 million at December 31, 2021. These cash balances do not include restricted cash of $13.6 million and $28.9 million at March 31, 2022 and December 31, 2021, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at March 31, 2022 and December 31, 2021. At March 31, 2022, we had availability of approximately $30.0 million under our revolving credit arrangement.
The following table and discussion reflect our changes in cash flows for the comparative three month periods.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$9,613	$9,100
Investing activities	(5,711)	(5,691)
Financing activities	2,538	(26,769)
Net increase in cash and cash equivalents and restricted cash	$6,440	$(23,360)

Cash Provided by Operating Activities
Net cash provided by operating activities was $9.6 million and $9.1 million for the three months March 31, 2022 and 2021, respectively. The $0.5 million, or 5.5%, increase in 2022 was primarily driven by cash generated from the operations of the Company, offset by changes in operating assets and liabilities
Cash Used in Investing Activities
Net cash used in investing activities was $5.7 million for both the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, net cash used in investing activities included $2.4 million related to the funding of new loans to ISOs, additions to property, equipment and software of $2.4 million, and acquisitions of intangible assets of $0.9 million. For three months ended March 31, 2021, net cash used in investing activities included $2.9 million of cash used to fund a portfolio acquisition and $2.8 million of cash used to acquire property, equipment and software.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2022, compared to $26.8 million of cash used in financing activities for the three months ended March 31, 2021. The net cash provided by financing activities for three months ended March 31, 2022 included $6.6 million of cash used for the repayment of debt, $3.5 million of cash dividends paid to redeemable senior preferred stockholders and $0.2 million of cash used for other financing activities, offset by changes in the net obligations for funds held on the behalf of customers of $12.7 million. The net cash used in financing activities for the three months ended March 31, 2021 included $22.5 million of cash used related to changes in the net obligations for funds held on behalf of customers and $4.9 million of cash used for the repayment of debt, slightly offset by $0.6 million of cash provided by other financing activities.
Long-Term Debt
As of March 31, 2022, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $604.6 million, compared to $610.3 million at December 31, 2021, resulting in a decrease of $5.7 million. The debt balance at March 31, 2022 consisted of $615.3 million outstanding under the term facility and $10.0 million outstanding under the revolving credit facility, offset by $20.7 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of March 31, 2022, the Company was in compliance with our financial covenants.

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these critical accounting policies and estimates as of March 31, 2022.

Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that may affect our current and/or future financial statements. See Note 1, Basis of Presentation and Significant Accounting Policies, to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to our management, including our principal executive officer (CEO), our principal financial officer (CFO) and, as appropriate, to allow timely decisions regarding required disclosures.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with internal and external counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available and we determine that an unfavorable outcome is probable on a claim and that the amount of probable loss that we will incur on that claim is reasonably estimable, we will record an accrued expense for the claim in question. If and when we record such an accrual, it could be material and could adversely impact our results of operations, financial condition and cash flows.

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
Issuer Purchases of Equity Securities
The Company's purchases of its common stock during the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	—	$—	—	—
February 1-28, 2022	26,671	$5.86	—	—
March 1-31, 2022	—	$—	—	—
Total	26,671		—

(1)Includes shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the vesting date.

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

10.2 †	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.4 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank.
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

10.15	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.16	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.17	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.18 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.19 †	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein

10.21 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.22	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
10.23 *	Form Restricted Stock Unit Award Agreement
21.1	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

May 11, 2022	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 11, 2022	/s/ Michael Vollkommer Michael Vollkommer Chief Financial Officer (Principal Financial Officer)