Form 10-Q
period 2022-06-30
Priority Technology Holdings, Inc.
filed 2022-08-09
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

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
 Yes  ☐    No  ☒

As of August 4, 2022, the number of the registrant's common stock outstanding was 76,720,809.

i

Priority Technology Holdings, Inc.
Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2022 Share Repurchase Program	Priority Technology Holdings, Inc. 2022 Share Repurchase Program
AP	Accounts payable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
C&H	C&H Financial Services, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021
EAETR	Estimated annual effective tax rate
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGC	Emerging Growth Company
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	For the Benefit Of
FI	Financial Institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests
PIK	Payment-in-kind
PHOT	Priority Hospitality Technology, LLC
SEC	Securities and Exchange Commission
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)
Total Net Leverage Ratio	the ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement)

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$22,162	$20,300
Restricted cash	11,717	28,859
Accounts receivable, net of allowances of $1,026 and $555, respectively	70,437	58,423
Prepaid expenses and other current assets	18,200	15,807
Current portion of notes receivable	781	272
Settlement assets and customer account balances	504,132	479,471
Total current assets	627,429	603,132
Notes receivable, less current portion	2,049	105
Property, equipment and software, net	26,749	25,233
Goodwill	365,740	365,740
Intangible assets, net	316,964	340,211
Deferred income taxes, net	11,319	8,265
Other noncurrent assets	11,053	9,256
Total assets	$1,361,303	$1,351,942
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$55,200	$42,523
Accrued residual commissions	34,513	29,532
Customer deposits and advance payments	1,065	5,021
Current portion of long-term debt	6,200	6,200
Settlement and customer account obligations	506,691	500,291
Total current liabilities	603,669	583,567
Long-term debt, net of current portion, discounts and debt issuance costs	602,224	604,105
Other noncurrent liabilities	15,533	18,349
Total noncurrent liabilities	617,757	622,454
Total liabilities	1,221,426	1,206,021
Commitments and contingencies (Note 12)
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at June 30, 2022 and December 31, 2021	220,031	210,158
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 77,746,109 and 77,460,312 shares issued at June 30, 2022 and December 31, 2021, respectively; and 76,568,499 and 76,739,896 shares outstanding at June 30, 2022 and December 31, 2021, respectively	78	77
Additional paid-in capital	26,042	39,835
Treasury stock at cost, 1,177,610 and 720,416 shares at June 30, 2022 and December 31, 2021, respectively	(6,170)	(4,091)
Accumulated deficit	(100,104)	(100,058)
Total stockholders' deficit	(80,154)	(64,237)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,361,303	$1,351,942
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$166,430	$125,014	$319,669	$238,311
Operating expenses
Cost of revenue	110,749	89,831	212,229	171,694
Salary and employee benefits	15,770	10,351	31,847	19,899
Depreciation and amortization	17,505	10,723	34,858	19,793
Selling, general and administrative	9,346	6,704	16,849	14,993
Total operating expenses	153,370	117,609	295,783	226,379
Operating income	13,060	7,405	23,886	11,932
Other (expense) income
Interest expense	(12,335)	(7,285)	(23,870)	(16,453)
Debt extinguishment and modification costs	—	(8,322)	—	(8,322)
Other income (expense), net	29	215	80	(54)
Total other expense, net	(12,306)	(15,392)	(23,790)	(24,829)
Income (loss) before income taxes	754	(7,987)	96	(12,897)
Income tax expense (benefit)	467	1,490	142	(741)
Net income (loss)	287	(9,477)	(46)	(12,156)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(8,549)	(3,911)	(16,949)	(3,911)
Less: NCI preferred unit redemptions	—	(10,777)	—	(10,777)
Net loss attributable to common stockholders	$(8,262)	$(24,165)	$(16,995)	$(26,844)

Loss per common share:
Basic and diluted	$(0.11)	$(0.35)	$(0.22)	$(0.39)

Weighted-average common shares outstanding:
Basic and diluted	78,603	69,496	78,600	68,525

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders
	Shares	$	Shares	$
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$(100,058)	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	1,558	—	1,558
Vesting of stock-based compensation	129	—	—	—	—	—	—
Share repurchases and shares withheld for taxes	(27)	1	27	(157)	(1)	—	(157)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,595)	—	(7,595)
Accretion of redeemable senior preferred stock	—	—	—	—	(805)	—	(805)
Net loss	—	—	—	—	—	(333)	(333)
March 31, 2022	76,842	$78	747	$(4,248)	$32,992	$(100,391)	$(71,569)
Equity-classified stock-based compensation	—	—	—	—	1,542	—	1,542
ESPP compensation and vesting of stock-based compensation	157	—	—	—	57	—	57
Share repurchases and shares withheld for taxes	(431)	—	431	(1,922)	—	—	(1,922)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,732)	—	(7,732)
Accretion of redeemable senior preferred stock	—	—	—	—	(817)	—	(817)
Net income	—	—	—	—	—	287	287
June 30, 2022	76,568	$78	1,178	$(6,170)	$26,042	$(100,104)	$(80,154)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders
	Shares	$	Shares	$
December 31, 2020	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	558	—	558
Vesting of stock-based compensation	159	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	313
Exercise of stock options	90	—	—	—	617	—	617
Net loss	—	—	—	—	—	(2,679)	(2,679)
March 31, 2021	67,640	$68	451	$(2,388)	$7,257	$(104,692)	$(99,755)
Equity-classified stock-based compensation	—	—	—	—	821	—	821
Vesting of stock-based compensation	12	—	—	—	—	—	—
Exercise of stock options	30	—	—	—	204	—	204
Dividends on redeemable senior preferred stock	—	—	—	—	(3,413)	—	(3,413)
Accretion of redeemable senior preferred stock	—	—	—	—	(498)	—	(498)
Fair value of warrants issued	—	—	—	—	11,357	—	11,357
Fair value of PHOT preferred units redemption	—	—	—	—	(10,777)	—	(10,777)
Fair value of common shares issued for PHOT redemption	1,428	2	—	—	9,962	—	9,964
Net loss	—	—	—	—	—	(9,477)	(9,477)
June 30, 2021	69,110	$70	451	$(2,388)	$14,913	$(114,169)	$(101,574)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(46)	$(12,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of assets	34,858	19,793
Stock-based compensation	3,100	1,414
Amortization of debt issuance costs and discounts	1,719	1,158
Write-off of deferred loan costs and discount	—	3,006
Deferred income tax benefit	(3,053)	(881)
PIK interest	—	(23,715)
Other non-cash items, net	—	(39)
Change in operating assets and liabilities:
Accounts receivable	(12,015)	(9,115)
Prepaid expenses and other current assets	(4,445)	(3,232)
Income taxes (receivable) payable	(304)	1,606
Notes receivable	297	198
Accounts payable and other accrued liabilities	14,792	10,490
Customer deposits and advance payments	(3,957)	1,385
Other assets and liabilities, net	(612)	307
Net cash provided by (used in) operating activities	30,334	(9,781)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(34,507)
Additions to property, equipment and software	(6,011)	(5,222)
Notes receivable loan funding	(2,750)	—
Acquisitions of intangible assets	(3,724)	(43,353)
Other investing activities	(250)	—
Net cash used in investing activities	(12,735)	(83,082)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	293,619
Debt issuance and modification costs paid	—	(7,597)
Repayments of long-term debt	(3,100)	(358,325)
Borrowings under revolving credit facility	12,000	30,000
Repayments of borrowings under revolving credit facility	(12,500)	—
Proceeds from the issuance of redeemable senior preferred stock, net of discount	—	145,000
Redeemable senior preferred stock issuance fees and costs	—	(5,472)
Repurchases of common stock and shares withheld for taxes	(2,079)	—
Dividends paid to redeemable senior preferred stockholders	(7,076)	(1,575)
Settlement and customer accounts obligations, net	15,180	(61,570)
Contingent consideration for business combinations and asset acquisitions	(1,863)	—
Other financing activities	—	6
Net cash provided by financing activities	562	34,086

	Six Months Ended June 30,
	2022	2021
Net change in cash and cash equivalents, and restricted cash:
Net increase (decrease) in cash and cash equivalents, and restricted cash	18,161	(58,777)
Cash and cash equivalents, and restricted cash at beginning of period	518,093	88,120
Cash and cash equivalents, and restricted cash equivalents at end of period	$536,254	$29,343

Supplemental cash flow information:
Cash paid for interest	$21,362	$10,276
Non-cash investing and financing activities:
PIK interest added to principal of debt obligations	$—	$2,512
Accruals for future contingent payments	$4,141	$3,797
Notes receivable from sellers used as partial consideration for acquisitions	$—	$3,499
Non-cash additions to other noncurrent assets for right-of-use operating leases	$67	$—
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$22,162	$11,111
Restricted cash	11,717	18,232
Customer account balances (see Note 4)	502,375	—
Total cash and cash equivalents, and restricted cash	$536,254	$29,343

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

Comparability of Reporting Periods
Certain prior period amounts in these Unaudited Consolidated Financial Statements have been reclassified to conform to the current period presentation, with no net effect on the Company's operating income, income (loss) before income taxes, net income (loss) or stockholders' deficit for any period presented.

We reclassified certain cash flows related to settlement assets and customer account balances and the related obligations from net cash used in operating activities to net cash provided by financing activities within the Unaudited Consolidated Statements of Cash Flows. Prior period amounts have been reclassified to conform to the current period presentation. The current period presentation classifies all changes in settlement and customer account balance obligations on our Unaudited Consolidated Statements of Cash Flows as net cash provided by (used in) financing activities. The current period presentation provides a more meaningful representation of the cash flows related to the movement of settlement assets and customer account balances due to the restrictions on and use of those funds.
We also reclassified the amount representing previously deferred PIK interest that was paid in connection with our April 2021 refinancing from repayments of long-term debt within net cash provided by financing activities to PIK interest within net cash used in operating activities. The reclassification provides a more meaningful presentation of the repayment of interest within operating activities.
These changes have no impact on our previously reported financial position or net decrease in cash and cash equivalents.
The following tables present the effects of the changes on the presentation of these cash flows to the previously reported Unaudited Consolidated Statement of Cash Flows:

(in thousands)	Six Months Ended June 30, 2021
Net cash (used in) provided by operating activities:
Historically reported	$(45,124)
Adjustment related to PIK interest	(26,227)
Adjustment related to settlement assets and customer account balances and the related obligations	61,570
Reclassified	$(9,781)
Net cash provided by (used in) financing activities:
Historically reported	$69,429
Adjustment related to PIK interest	26,227
Adjustment related to settlement assets and customer account balances and the related obligations	(61,570)
Reclassified	$34,086
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
Recently Issued Accounting Standards Pending Adoption
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financial Rate. If certain criteria are met, entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These updates can be adopted at any time before December 31, 2022. The Company's term facility and revolving credit facility bear interest at rates based on LIBOR, and the dividend rate on the Company's redeemable senior preferred stock is also based on LIBOR. The Company is evaluating the potential impact these updates may have on its Unaudited Consolidated Financial Statements.
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
Recently Adopted Accounting Standards
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, as if the acquirer had originated the contracts. Generally this will result in the acquirer recognizing and measuring the acquired contract assets and liabilities consistent with the manner by which they were recognized and measured by the acquiree. This update is effective for public companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If this update is adopted early in an interim period, it must be applied retrospectively to all business combinations that occurred since the beginning of the fiscal year. The Company elected to early adopt ASU 2021-08 in the second quarter of 2022. The Company has not acquired any businesses during 2022, therefore there was no impact on the Company's Unaudited Consolidated Financial Statements.
2.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue Type:
Merchant card fees	$139,793	$118,367	$267,745	$226,069
Outsourced services and other services	6,887	4,825	13,984	9,203
Money transmission services revenue	17,183	—	33,466	—
Equipment	2,567	1,822	4,474	3,039
Total revenues(1),(2)	$166,430	$125,014	$319,669	$238,311
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

(2)Approximately $0.8 million and $1.4 million of interest income for the three and six months ended June 30, 2022, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.1 million and $0.2 million of interest income for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.4 million of interest income three and six months ended June 30, 2021, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and not reflected in the table above.
Deferred revenues were not material for the three and six months ended June 30, 2022 and 2021.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Supplemental balance sheet information related to contracts from customers as of June 30, 2022 and December 31, 2021 was as follows:

(in thousands)	Consolidated Balance Sheet Location	June 30, 2022	December 31, 2021
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$303	$1,280
Substantially all of these balances are recognized as revenue within 12 months. Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three and six months ended June 30, 2022 and June 30, 2021.

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
In 2020, Finxera acquired two businesses for which the purchase price included contingent consideration valued at $6.1 million. The contingent consideration payable is comprised of earnout opportunities equal to 50% of certain revenues earned from the customers assumed in these acquisitions. The associated earnout opportunities are to be measured and paid every six months and expire at various dates through December 31, 2023. As of June 30, 2022, $0.4 million of contingent consideration has been paid. The remaining $5.8 million was accrued, of which $2.4 million and $3.4 million were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, on the Company's Unaudited Consolidated Balance Sheet as of June 30, 2022. The accretion of contingent consideration was $0.3 million for the three and six months ended June 30, 2022, which is included in interest expense on the Company's Unaudited Consolidated Statements of Operations.
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

As of June 30, 2022, the sellers earned $9.4 million of the $24.8 million, increasing the total purchase price recorded to $51.8 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis.
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
As of June 30, 2022, the fair value of the C&H contingent consideration was $5.0 million, of which $3.0 million and $2.0 million were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, on the Company's Unaudited Consolidated Balance Sheet as of June 30, 2022. The accretion of contingent consideration was $0.3 million for the three and six months ended June 30, 2022, which is included in interest expense on the Company's Unaudited Consolidated Statements of Operations.
The goodwill for the C&H business combination is deductible by the Company for income tax purposes.

4.    Settlement Assets and Customer Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $115.5 million and $102.1 million at June 30, 2022 and December 31, 2021, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and six months ended June 30, 2022 were $1.0 million and $2.1 million, respectively. Expenses for merchant losses for the three and six months ended June 30, 2021 were $0.6 million and $1.0 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $83.1 million and $45.5 million at June 30, 2022 and December 31, 2021, respectively. Company-owned bank accounts held $4.4 million and $21.4 million at June 30, 2022 and December 31, 2021, respectively, which are included in restricted cash and settlement and customer account obligations in the Company's Unaudited Consolidated Balance Sheets.
Enterprise Payments Segment
In the Company's Enterprise Payments segment, revenue is derived primarily from enrollment fees, monthly subscription fees and transaction-based fees from licensed money transmission services. As part of its licensed money transmission services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents, but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer account balances and the related obligations as settlement and customer account obligations in the Company's Unaudited Consolidated Balance Sheets.

The Company's settlement assets and customer account balances and settlement and customer account obligations were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$1,757	$537
Customer Account Balances:
Cash and cash equivalents	502,375	468,934
Time deposits	—	10,000
Total settlement assets and customer account balances	$504,132	$479,471

Settlement and Customer Account Obligations:
Customer account obligations	$502,375	$478,935
Due to customer payees(1)	4,316	21,356
Total settlement and customer account obligations	$506,691	$500,291
(1)The related assets are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
SMB Payments	$120,636	$120,636
Enterprise Payments	245,104	245,104
Total	$365,740	$365,740
As of June 30, 2022, the Company is not aware of any triggering events that have occurred since October 1, 2021.
Other Intangible Assets
At June 30, 2022 and December 31, 2021, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	June 30, 2022			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(17,858)	$157,442	14.9
Residual buyouts	132,891	(66,032)	66,859	6.2
Customer relationships	95,566	(77,170)	18,396	8.0
Merchant portfolios	76,423	(37,004)	39,419	7.0
Technology	48,690	(16,803)	31,887	9.9
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	2,870	(2,009)	861	11.7
Money transmission licenses(1)	2,100	—	2,100
Total	$537,230	$(220,266)	$316,964	9.9
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2021			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(11,679)	$163,621	14.8
Residual buyouts(1)	126,225	(56,186)	70,039	6.4
Customer relationships	95,566	(70,883)	24,683	8.1
Merchant portfolios	76,016	(30,879)	45,137	6.7
Technology(2)	48,690	(15,039)	33,651	9.9
Non-compete agreements(2)	3,390	(3,390)	—	0.0
Trade names	2,870	(1,890)	980	11.6
Money transmission licenses(3)	2,100	—	2,100
Total	$530,157	$(189,946)	$340,211	9.7
(1)Additions to residual buyouts were offset by certain assets that became fully amortized in 2021 but are still in service.
(2)Certain assets in the group became fully amortized in 2021 but are still in service.
(3)These assets have an indefinite useful life.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amortization expense	$15,194	$8,673	$30,321	$15,667
As of June 30, 2022, there were no impairment indicators present.
6.    Property, Equipment and Software
A summary of property, equipment and software, net as of June 30, 2022 and December 31, 2021 was as follows:

(in thousands, except useful lives)	June 30, 2022	December 31, 2021
Computer software	$58,286	$52,715
Equipment	12,650	12,255
Leasehold improvements	6,447	6,467
Furniture and fixtures	2,881	2,819
Property, equipment and software	80,264	74,256
Less: accumulated depreciation	(53,515)	(49,023)
Property, equipment and software, net	$26,749	$25,233

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation expense	$2,311	$2,050	$4,537	$4,126
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist in the reporting of merchant processing transactions and other related information.

7.     Notes Receivable
The Company had notes receivable of $2.8 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 14.6% and 13.8% as of June 30, 2022 and December 31, 2021, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of June 30, 2022 and December 31, 2021, the Company had no allowance for doubtful notes receivable.

As of June 30, 2022, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending June 30,
2023	$781
2024	672
2025	567
2026	487
2027	323
After 2027	—
Total	$2,830

8.    Debt Obligations
Outstanding debt obligations as of June 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Term facility - matures April 27, 2027, interest rates of 6.81% and 6.75% at June 30, 2022 and December 31, 2021, respectively	$613,800	$616,900
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rates of 5.81% and 5.75% at June 30, 2022 and December 31, 2021, respectively	14,500	15,000
Total debt obligations	628,300	631,900
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(19,876)	(21,595)
Long-term debt, net	$602,224	$604,105
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts, was $12.4 million and $23.9 million for the three and six months ended June 30, 2022, respectively, and $7.3 million and $16.5 million for the three and six months ended June 30, 2021, respectively. Interest expense included amortization of deferred financing costs and debt discounts of $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and $0.6 million and $1.2 million three and six months ended June 30, 2021, respectively.

Deferred Loan Costs and Discounts, and Debt Extinguishment and Modification Expenses
In connection with the April 2021 refinancing, the Company recorded $8.3 million of debt extinguishment and modification costs for the three and six months ended June 30, 2021 on the Company's Unaudited Consolidated Statements of Operations.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of June 30, 2022, the Company was in compliance with our financial covenants.
9.    Fair Value
Fair Value Measurements
Contingent consideration related to the Company's business combinations is estimated based on the present value of a weighted payout probability at the measurement date, which falls within Level 3 on the fair value hierarchy. The current portion of contingent consideration is included in accounts payable and accrued expenses on the Company's Unaudited Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	June 30, 2022	December 31, 2021
Contingent consideration, current portion	Level 3	$5,367	$4,006
Contingent consideration, noncurrent portion	Level 3	5,458	6,680
Total contingent consideration		$10,825	$10,686
During the three and six months ended June 30, 2022, there were no transfers into, out of, or between levels of the fair value hierarchy.
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liability for the three and six months ended June 30, 2022:

(in thousands)	Contingent Consideration Liability
December 31, 2021	$10,686
Payment of contingent consideration	(415)
March 31, 2022	10,271
Accretion of discount on contingent consideration	602
Fair value adjustments due to resolution of contingencies related to future payments	(48)
June 30, 2022	$10,825

The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liability for the three and six months ended June 30, 2021:

(in thousands)	Contingent Consideration Liability
December 31, 2020	$—
Payment of contingent consideration	—
March 31, 2021	—
Addition of contingent consideration due to acquisition	4,700
Payment of contingent consideration	—
June 30, 2021	$4,700
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $2.8 million and $0.4 million at June 30, 2022 and December 31, 2021, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the of the term facility was estimated to be $587.7 million and $613.8 million at June 30, 2022 and December 31, 2021, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

10.    Redeemable Senior Preferred Stock and Warrants
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
December 31, 2021	225	$210,158
Unpaid dividend on redeemable senior preferred stock	—	4,090
Accretion of discounts and issuance cost	—	805
March 31, 2022	225	215,053
Unpaid dividend on redeemable senior preferred stock	—	4,161
Accretion of discounts and issuance cost	—	817
June 30, 2022	225	$220,031

The following table provides a summary of the dividends for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Dividends paid in cash	$3,571	$1,575	$7,076	$1,575
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,161	1,838	8,251	1,838
Dividends declared at the rate of 13.0% per year	$7,732	$3,413	$15,327	$3,413
On April 27, 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Company's common stock, par value $0.001 per share, at an exercise price of $0.001. As of June 30, 2022, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

11.    Income Taxes
The Company's consolidated effective income tax rate for the three and six months ended June 30, 2022, was 61.9% and 147.9%, respectively. The effective rate for the three and six months ended June 30, 2022 differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
The Company's consolidated effective income tax (benefit) rate for the three and six months ended June 30, 2021, was (18.7)% and 5.7%, respectively. The effective rate for the three and six months ended June 30, 2021 differed from the statutory federal rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
Based on management's assessment, as of June 30, 2022, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

12.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at June 30, 2022, the Company is committed to pay minimum processing fees under these agreements of approximately $15.7 million in 2022 and $16.6 million in 2023.
Contingent Consideration
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.

On April 14, 2022, the Company amended the purchase agreement related to its acquisition of certain residual portfolio rights in 2019 to provide for an additional earnout opportunity to be earned during the 12 months ending March 31, 2023. The initial purchase price was subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. In connection with this amendment, the Company paid $2.1 million to the sellers during the second quarter of 2022, of which half was related to the earnout for the 12 months ended March 31, 2022 and half was paid as an advance of the earnout for the 12 months ending March 31, 2023. This advance must be repaid by the sellers if certain metrics are not achieved.
As of June 30, 2022 and December 31, 2021, the Company had accrued $1.0 million and $2.4 million, respectively, of estimated remaining cash consideration and additional accumulated costs related to its October 2019 acquisition of certain merchant portfolio rights. The Company had recorded aggregate costs, including both actual costs and estimated remaining consideration, totaling $11.5 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively. Amortization expense was adjusted to reflect the new carrying value at the original purchase date. As of June 30, 2022 and December 31, 2021, accumulated amortization was $6.1 million and $5.0 million, respectively. The merchant portfolio has an estimated remaining life of 2.25 years at June 30, 2022.
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

13.    Related Party Transactions
Employee Loan
In February 2021, the Company loaned $0.9 million to an employee who is considered to be an affiliate of the Company. Under the terms the loan agreement, the loan accrues interest at the rate of 4.0% per year and is secured by shares of the Company's common stock that are owned by the employee. The loan was originally repayable in August 2021, but the agreement was amended in August 2021 to automatically renew for one year terms until the Company requires repayment. The loan may be prepaid at any time. As of June 30, 2022 and December 31, 2021, the amount due to the Company for this loan was $0.9 million.
PHOT Preferred Unit Redemption - Distribution to NCIs
In November 2020, the Company agreed to an exchange of shares of common stock of the Company, or cash, for the $4.8 million of remaining undistributed preferred equity interests related to the February 2019 contribution of the eTab and Cumulus assets to PHOT. An exchange valuation for the Company's common stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company's lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021. In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $0.8 million of cash for the undistributed preferred equity interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company's Executive Vice President of M&A and Corporate Development received 413,081 shares of common stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the common stock valuation in November 2020 and the date of exchange in May 2021, the Company's common stock price appreciated to $7.75 per share. The Company's Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2021 reflect this exchange as a distribution to NCIs at an appreciated common stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to trading restrictions under Securities Rule 144. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of common stock and $0.8 million of cash. In addition, the Company recorded a $2.8 million tax benefit related to an increase in the tax basis associated with the share exchange, for a net impact to equity of $8.0 million.

14.    Stock-based Compensation
For the three and six months ended June 30, 2022 and 2021, stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$1,542	$821	3,100	$1,379
In March 2021, the Company converted a $0.3 million liability-classified stock-based compensation award for restricted stock units under the 2018 Plan, whereby the service inception date preceded the future grant-date, to an equity-classified award when the restricted stock units were granted.
Income tax benefit for stock-based compensation was immaterial for the three and six months ended June 30, 2022 and 2021. No stock-based compensation has been capitalized.
2018 Plan
The Company's 2018 Plan initially provided for the issuance of up to 6,685,696 shares of the Company's common stock. On March 17, 2022, the Company's Board of Directors unanimously approved an amendment to the 2018 Plan, which was subsequently approved by our shareholders, to increase the number of shares authorized for issuance under the plan by 2,500,000 shares, resulting in 9,185,696 shares of the Company's common stock authorized for issuance under the plan.
2021 Stock Purchase Plan
The 2021 Stock Purchase Plan provides for up to 200,000 shares to be purchased under the plan. Shares issued under the plan may be authorized but unissued or reacquired shares of common stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's common stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each offering period. The compensation expense for the three and six months ended June 30, 2022, was immaterial.

15. Stockholders' Equity
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of June 30, 2022 and December 31, 2021, the Company has not issued any shares of preferred stock.
2022 Share Repurchase Program
During the second quarter of 2022, PRTH's Board of Directors authorized the Company to implement a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding common stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations.
16.    Segment Information
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

Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
SMB Payments	$142,506	$120,311	$272,465	$229,412
B2B Payments	5,295	4,041	11,220	7,541
Enterprise Payments	18,629	662	35,984	1,358
Consolidated revenues	$166,430	$125,014	$319,669	$238,311

Depreciation and amortization:
SMB Payments	$10,980	$10,373	$21,804	$19,081
B2B Payments	73	73	146	147
Enterprise Payments	6,199	—	12,396	—
Corporate	253	277	512	565
Consolidated depreciation and amortization	$17,505	$10,723	$34,858	$19,793

Operating income (loss):
SMB Payments	$13,995	$14,444	$26,481	$27,733
B2B Payments	663	21	1,072	(388)
Enterprise Payments	5,698	171	10,192	335
Corporate	(7,296)	(7,231)	(13,859)	(15,748)
Consolidated operating income	$13,060	$7,405	$23,886	$11,932

A reconciliation of total operating income of reportable segments to the Company's net income (loss) is provided in the following table:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating income of reportable segments	$20,356	$14,636	$37,745	$27,680
Corporate	(7,296)	(7,231)	(13,859)	(15,748)
Interest expense	(12,335)	(7,285)	(23,870)	(16,453)
Debt modification and extinguishment costs	—	(8,322)	—	(8,322)
Other income (expense), net	29	215	80	(54)
Income tax (expense) benefit	(467)	(1,490)	(142)	741
Net income (loss)	$287	$(9,477)	$(46)	$(12,156)

17.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:`

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$287	$(9,477)	$(46)	$(12,156)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(8,549)	(3,911)	(16,949)	(3,911)
Less: Non-controlling interest preferred unit redemptions	—	(10,777)	—	(10,777)
Net loss attributable to common stockholders	$(8,262)	$(24,165)	$(16,995)	$(26,844)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	78,603	69,496	78,600	68,525
Loss per common share	$(0.11)	$(0.35)	$(0.22)	$(0.39)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021.
Potentially anti-dilutive securities that were excluded from the Company's loss per common share that could potentially be dilutive in future periods are as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Outstanding warrants on common stock(1)	3,557	3,557
Outstanding options and warrants issued to adviser(2)	600	600
Restricted stock awards(3)	2,045	1,188
Liability-classified restricted stock units	—	118
Outstanding stock option awards(3)	1,172	1,301
Total	7,374	6,764
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

Cautionary Note Regarding Forward-looking Statements
Some of the statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic and its continuing effects on the economic and business environment in which we operate;
•negative economic and political conditions that adversely affect the general economy, consumer confidence and consumer and commercial spending habits, which may, among other things, negatively impact our business, financial condition and results of operations;
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

Results of Operations
This section includes certain components of our results of operations for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue
For the three months ended June 30, 2022, our consolidated revenue of $166.4 million increased by $41.4 million, or 33.1%, from $125.0 million for the three months ended June 30, 2021. This overall increase was mainly driven by an increase in bankcard volumes resulting from increased consumer spending and acquisitions completed by the Company in 2021.
For the six months ended June 30, 2022, our consolidated revenue of $319.7 million increased by $81.4 million, or 34.2%, from $238.3 million for the six months ended June 30, 2021. This overall increase was primarily driven by an increase in bankcard volumes resulting from increased consumer spending, an increase in certain fee-based revenue and acquisitions completed by the Company in 2021.
The following table presents our revenues by type for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue Type:
Merchant card fees	$139,793	$118,367	$21,426	$267,745	$226,069	$41,676
Outsourced services and other services	6,887	4,825	2,062	13,984	9,203	4,781
Money transmission services revenue	17,183	—	17,183	33,466	—	33,466
Equipment	2,567	1,822	745	4,474	3,039	1,435
Total revenues	$166,430	$125,014	$41,416	$319,669	$238,311	$81,358
For the three months ended June 30, 2022, our merchant card fees revenue of $139.8 million increased by $21.4 million, or 18.1%, from $118.4 million for the three months ended June 30, 2021. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company slightly offset by rate decreases.
For the six months ended June 30, 2022, our merchant card fees revenue of $267.7 million increased by $41.6 million, or 18.4%, from $226.1 million for the six months ended June 30, 2021. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company, an increase in certain fee-based revenue slightly offset by rate decreases.
Outsourced services and other services revenue of $6.9 million for the three months ended June 30, 2022 increased by $2.1 million, or 43.8%, from $4.8 million for the three months ended June 30, 2021, primarily due to growth in revenue from AP automation solutions and the acceleration of certain customer programs which were scaled back in 2021 due to the impact of the COVID-19 pandemic.
Outsourced services and other services revenue of $14.0 million for the six months ended June 30, 2022 increased by $4.8 million, or 52.2%, from $9.2 million for the six months ended June 30, 2021. This increase was primarily driven by growth in revenue from AP automation solutions and the acceleration of certain customer programs which were scaled back in 2021 due to the impact of the COVID-19 pandemic.
Money transmission services revenue of $17.2 million and $33.5 million for the three and six months ended June 30, 2022, respectively, is related to the business acquired from Finxera in September 2021.

Equipment revenue of $2.6 million for the three months ended June 30, 2022 increased by $0.8 million, or 44.4%, from $1.8 million for the three months ended June 30, 2021. The increase was primarily due to increased sales of mobile card reader equipment and other equipment from our MX product line.
Equipment revenue of $4.5 million for the six months ended June 30, 2022 increased by $1.5 million, or 50.0%, from $3.0 million for the six months ended June 30, 2021. This increase was primarily due to increased sales of mobile card reader equipment and other equipment from our MX product line.
Operating expenses for three and six months ended June 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Operating expenses
Cost of revenue	$110,749	$89,831	$20,918	$212,229	$171,694	$40,535
Salary and employee benefits	15,770	10,351	5,419	31,847	19,899	11,948
Depreciation and amortization	17,505	10,723	6,782	34,858	19,793	15,065
Selling, general and administrative	9,346	6,704	2,642	16,849	14,993	1,856
Total operating expenses	$153,370	$117,609	$35,761	$295,783	$226,379	$69,404
Cost of Revenue
Cost of revenue of $110.7 million for the three months ended June 30, 2022 increased by $20.9 million, or 23.3%, from $89.8 million for the three months ended June 30, 2021, primarily due to the corresponding increase in revenues. For the three months ended June 30, 2022, cost of revenue as a percentage of total revenues decreased to 66.5% as compared to 71.9% for the three months ended June 30, 2021. This decrease was primarily due to the impact of the Finxera acquisition on gross profit margins, partially offset by mix of bankcard volume growth from larger partners with higher commissions.
Cost of revenue of $212.2 million for the six months ended June 30, 2022 increased by $40.5 million, or 23.6% from $171.7 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 cost of revenue as a percentage of total revenues decreased to 66.4% as compared to 72.0% for the six months ended June 30, 2021. This decrease was primarily due to the impact of the Finxera acquisition on gross profit margins, partially offset by mix of bankcard volume growth from larger partners with higher commissions and the temporary pull-back of the specialized merchant acquiring portfolio, resulting from risk-pairing action taken by the company during the prior year period.
Salary and Employee Benefits
Salary and employee benefits expense of $15.8 million for the three months ended June 30, 2022 increased by $5.4 million, or 51.9%, from $10.4 million for the three months ended June 30, 2021, primarily due to annual pay raises, increases in headcount related to our acquisition of Finxera in September 2021, an increase in stock-based compensation and overall growth of the Company.
Salary and employee benefits expense of $31.8 million for the six months ended June 30, 2022 increased by $11.9 million, or 59.8%, from $19.9 million for the six months ended June 30, 2021, primarily due to in headcount related to our acquisition of Finxera in September 2021, an increase in stock-based compensation and overall growth of the Company.
Depreciation and Amortization Expense
Depreciation and amortization expense of $17.5 million for the three months ended June 30, 2022 increased by $6.8 million, or 63.6%, from $10.7 million for the three months ended June 30, 2021, primarily due to the amortization of finite-lived intangible assets acquired from the business combinations completed during 2021.

Depreciation and amortization expense of $34.9 million for the six months ended June 30, 2022 increased by $15.1 million, or 76.3%, from $19.8 million for the six months ended June 30, 2021, primarily due to the amortization of finite-lived intangible assets acquired from the business combinations completed during 2021.
Selling, General and Administrative
Selling, general and administrative expenses of $9.3 million for the three months ended June 30, 2022 increased by $2.6 million, or 38.8%, from $6.7 million for the three months ended June 30, 2021, primarily due to an increase in expenses from acquired businesses and certain non-recurring expenses.
Selling, general and administrative expenses of $16.8 million for the six months ended June 30, 2022 increased by $1.8 million, or 12.0%, from $15.0 million for the six months ended June 30, 2021, primarily due to an increase in expenses from acquired businesses, offset by a decrease in certain non-recurring transaction related expenses.

Other Expense, net
Other expenses, net for three and six months ended June 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Other (expense) income
Interest expense	$(12,335)	$(7,285)	$(5,050)	$(23,870)	$(16,453)	$(7,417)
Debt extinguishment and modification costs	—	(8,322)	8,322	—	(8,322)	8,322
Other income (expense), net	29	215	(186)	80	(54)	134
Total other expense, net	$(12,306)	$(15,392)	$3,086	$(23,790)	$(24,829)	$1,039

Interest Expense
Interest expense of $12.3 million for the three months ended June 30, 2022 increased by $5.0 million, or 68.5%, from $7.3 million for the three months ended June 30, 2021, due to additional borrowings to fund the acquisition of Finxera in September 2021.
Interest expense of $23.9 million for the six months ended June 30, 2022 increased by $7.4 million, or 44.8%, from $16.5 million for the six months ended June 30, 2021, primarily due to additional borrowings to fund the acquisition of Finxera in September 2021.
Debt Extinguishment and Modification Costs
In April 2021, the Company expensed unamortized deferred costs and discounts of $3.0 million associated with the retirement of our subordinated debt facility and refinancing of our senior debt facility, and expensed $5.3 million of third-party costs incurred in connection with the refinancing.

Income Tax Expense (Benefit)
Income tax expense (benefit) for three and six months ended June 30, 2022 and 2021 was as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Income (loss) before income taxes	$754	$(7,987)	$8,741	$96	$(12,897)	$12,993
Income tax expense (benefit)	$467	$1,490	$(1,023)	$142	$(741)	$883
Effective tax rate	61.9%	(18.7)%		147.9%	5.7%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2022 is 81.4% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2022 interest expense. The effective tax rate for 2022 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
The impact of the restatement of the prior period results is as follows:

(in thousands)	Three Months Ended June 30, 2021
	SMB Payments(1)	B2B Payments(2)	Enterprise Payments(3)
Revenue:
Restated	$120,311	$4,041	$662
Historically reported	119,625	4,041	1,348
Difference	$686	$—	$(686)
Operating Income (Loss):
Restated	$14,444	$21	$171
Historically reported	14,448	21	165
Difference(4)	$(4)	$—	$6
Depreciation and Amortization:
Restated	$10,373	$73	$—
Historically reported	10,297	73	76
Difference	$76	$—	$(76)

(in thousands)	Six Months Ended June 30, 2021
	SMB Payments(1)	B2B Payments(2)	Enterprise Payments(3)
Revenue:
Restated	$229,412	$7,541	$1,358
Historically reported	228,018	7,541	2,752
Difference	$1,394	$—	$(1,394)
Operating Income (Loss):
Restated	$27,733	$(388)	$335
Historically reported	27,811	(388)	257
Difference	$(78)	$—	$78
Depreciation and Amortization:
Restated	$19,081	$147	$—
Historically reported	18,876	147	205
Difference	$205	$—	$(205)
(1)Compared to the Company's legacy Consumer Payments segment.
(2)Compared to the Company's legacy Commercial Payments segment.
(3)Compared to the Company's legacy Integrated Partners segment.
(4)Amounts may not net to zero due to rounding differences.
SMB Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$142,506	$120,311	$22,195	$272,465	$229,412	$43,053
Operating expenses	128,511	105,867	22,644	245,984	201,679	44,305
Operating income	$13,995	$14,444	$(449)	$26,481	$27,733	$(1,252)
Operating margin	9.8%	12.0%		9.7%	12.1%
Depreciation and amortization	$10,980	$10,373	$607	$21,804	$19,081	$2,723
Key Indicators:
Merchant bankcard processing dollar value	$15,402,560	$13,888,861	$1,513,699	$29,479,407	$25,772,028	$3,707,379
Merchant bankcard transaction volume	164,341	150,733	13,608	310,289	278,316	31,973
Revenue
Revenue from our SMB Payments segment was $142.5 million for the three months ended June 30, 2022, compared to $120.3 million for the three months ended June 30, 2021. The increase of $22.2 million, or 18.5%, was primarily driven by increased merchant bankcard volume. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2022 increased to 0.92% from 0.87% during 2021. The increase was primarily driven by increased volume (transaction count) related fees revenues and changes in the merchant mix.
Revenue from our SMB Payments segment was $272.5 million for the six months ended June 30, 2022, compared to $229.4 million for the six months ended June 30, 2021. The increase of $43.1 million, or 18.8%, was primarily driven by increased merchant bankcard volume and an increase in certain fee-based revenue. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2022 increased to 0.92% from 0.89% during 2021. The increase was primarily driven by an increase in other fees revenues and changes in the merchant mix.

Operating Income
Operating income from our SMB Payments segment was $14.0 million for the three months ended June 30, 2022, compared to $14.4 million for the three months ended June 30, 2021. The decrease of $0.4 million, or 2.8%, was primarily driven by mix related margin compression, a $1.7 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, a $1.2 million increase in selling, general and administrative expenses driven by higher software, travel and other operating costs and a $0.6 million increase in depreciation and amortization. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Operating income from our SMB Payments segment was $26.5 million for the six months ended June 30, 2022, compared to $27.7 million for the six months ended June 30, 2021. The decrease of $1.2 million, or 4.3%, was primarily driven by mix related margin compression, a $3.2 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, a $1.6 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs and a $2.7 million increase in depreciation and amortization. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Depreciation and Amortization
Depreciation and amortization expense from our SMB Payments segment was $11.0 million for the three months ended June 30, 2022, compared to $10.4 million for the three months ended June 30, 2021. The increase of $0.6 million was primarily driven by the amortization of acquired intangibles resulting from the C&H and Wholesale Payments, Inc. acquisitions.
Depreciation and amortization expense from our SMB Payments segment was $21.8 million for the six months ended June 30, 2022, compared to $19.1 million for the six months ended June 30, 2021. The increase of $2.7 million was primarily driven by the amortization of acquired intangibles resulting from the C&H and Wholesale Payments, Inc. acquisitions.
B2B Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$5,295	$4,041	$1,254	$11,220	$7,541	$3,679
Operating expenses	4,632	4,020	612	10,148	7,929	2,219
Operating income (loss)	$663	$21	$642	$1,072	$(388)	$1,460
Operating margin	12.5%	0.5%		9.6%	(5.1)%
Depreciation and amortization	$73	$73	$—	$146	$147	$(1)
Key Indicators:
Merchant bankcard processing dollar value	$155,462	$75,289	$80,173	$263,869	$138,939	$124,930
Merchant bankcard transaction volume	88	48	40	176	87	89
Revenue
Revenue from our B2B Payments segment was $5.3 million for the three months ended June 30, 2022, compared to $4.0 million for the three months ended June 30, 2021. The increase of $1.3 million, or 32.5%, was primarily driven by an increase of $0.4 million as a result of the acceleration of certain programs in the Managed Services business operations that were scaled back in 2021 as a result of the COVID-19 pandemic, an increase of $0.9 million in the CPX business, of which $0.5 million is related to volume growth, and the remaining increase of $0.4 million is from the recognition of certain revenues for which recovery became probable during the current quarter.
Revenue from our B2B Payments segment was $11.2 million for the six months ended June 30, 2022, compared to $7.5 million for the six months ended June 30, 2021. The increase of $3.7 million, or 49.3%, was primarily driven by an increase of $1.2 million as a result of the acceleration of certain programs in the Managed Services business operations that were scaled back in 2021 as a result of the COVID-19 pandemic, an increase of $2.5 million in the CPX business, of which $1.5 million is related to volume growth, and the remaining increase of $1.0 million is from the recognition of certain revenues for which recovery became probable during the current quarter.
Operating Income (Loss)
Operating income from our B2B Payments segment was $0.7 million for the three months ended June 30, 2022, compared to $21 thousand for the three months ended June 30, 2021. The increase was primarily attributable to increases in revenue.
Operating income from our B2B Payments segment was $1.1 million for the six months ended June 30, 2022. compared to an operating loss of $0.4 million for the six months ended June 30, 2021. The increase of $1.5 million was primarily attributable to increases in revenue.
Enterprise Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$18,629	$662	$17,967	$35,984	$1,358	$34,626
Operating expenses	12,931	491	12,440	25,792	1,023	24,769
Operating income	$5,698	$171	$5,527	$10,192	$335	$9,857
Operating margin	30.6%	25.8%		28.3%	24.7%
Depreciation and amortization	$6,199	$—	$6,199	$12,396	$—	$12,396
Key Indicators:
Merchant bankcard processing dollar value	$387,253	$—	$387,253	$603,652	$—	$603,652
Merchant bankcard transaction volume	842	—	842	1,214	—	1,214
Revenue
Revenue from our Enterprise Payments segment was $18.6 million for the three months ended June 30, 2022, compared to $0.7 million for the three months ended June 30, 2021. The increase of $17.9 million was primarily driven by revenues contributed by the Finxera business acquired in September 2021.
Revenue from our Enterprise Payments segment was $36.0 million for the six months ended June 30, 2022, compared to $1.4 million for the six months ended June 30, 2021. The increase of $34.6 million was primarily driven by revenues contributed by the Finxera business acquired in September 2021.
Operating Income
Operating income from our Enterprise Payments segment was $5.7 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021. The increase of $5.5 million was primarily driven by operating income contributed by the Finxera business acquired in September 2021.
Operating income from our Enterprise Payments segment was $10.2 million for the six months ended June 30, 2022, compared to $0.3 million for the six months ended June 30, 2021. The increase of $9.9 million was primarily driven by operating income contributed by the Finxera business acquired in September 2021.
Depreciation and Amortization
Depreciation and amortization expense from our Enterprise Payments segment was $6.2 million for the three months ended June 30, 2022, compared to no depreciation and expense for the three months ended June 30, 2021. The increase of $6.2 million was primarily driven by the amortization of acquired intangibles resulting from the Finxera acquisition in September 2021.

Depreciation and amortization from our Enterprise Payments segment was $12.4 million for the six months ended June 30, 2022, compared to no depreciation and amortization expense for the six months ended June 30, 2021. The increase of $12.4 million was primarily driven by the amortization of acquired intangibles resulting from the Finxera acquisition in September 2021.

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these critical accounting policies and estimates as of June 30, 2022.

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, for technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next 12 months. This is based upon management's estimates and assumptions, including utilizing the most currently available information regarding the effects of the COVID-19 pandemic on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of the COVID-19 pandemic are difficult to predict, and ultimately could negatively impact our liquidity and capital resources.
Our principal uses of cash are to fund business operations and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $23.8 million at June 30, 2022 and $19.6 million at December 31, 2021. As of June 30, 2022, we had cash totaling $22.2 million compared to $20.3 million at December 31, 2021. These cash balances do not include restricted cash of $11.7 million and $28.9 million at June 30, 2022 and December 31, 2021, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at June 30, 2022 and December 31, 2021. At June 30, 2022, we had availability of approximately $25.5 million under our revolving credit arrangement.
The following table and discussion reflect our changes in cash flows for the comparative six month periods.

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$30,334	$(9,781)
Investing activities	(12,735)	(83,082)
Financing activities	562	34,086
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,161	$(58,777)
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $30.3 million for the six months ended June 30, 2022 compared $9.8 million of net cash used in operating activities for the six months ended June 30, 2021. The $40.1 million, or 409.2%, increase in 2022 was primarily driven by cash generated from the operations of the Company, offset by changes in operating assets and liabilities.

Cash Used in Investing Activities
Net cash used in investing activities was $12.7 million and $83.1 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, net cash used in investing activities included $2.8 million related to the funding of new loans to ISOs, additions to property, equipment and software of $6.0 million, and acquisitions of intangible assets of $3.7 million. For the six months ended June 30, 2021, net cash used in investing activities included $43.4 million of cash used to fund acquisitions of intangible assets, $34.5 million of net cash used for the acquisition of a business and $5.2 million of cash used to acquire property, equipment and software.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2022, compared to $34.1 million of cash provided by financing activities for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 included changes in the net obligations for funds held on the behalf of customers of $15.2 million and $12.0 million related to additional borrowings under the revolving credit facility, offset by $15.6 million of cash used for the repayment of debt, $7.1 million of cash dividends paid to redeemable senior preferred stockholders, $2.1 million of cash used for stock repurchases, including a portion related to shares withheld for taxes, and $1.9 million of payments of contingent consideration for business combinations and asset acquisitions. The net cash provided by financing activities for the six months ended June 30, 2021 included $286.0 million of cash proceeds from the issuance of long-term debt, net of debt issuance and modification costs, $139.5 million of proceeds from the issuance of the redeemable senior preferred stock, net of issuance fees and costs, and $30.0 million related to borrowings under the revolving credit facility, offset by $358.3 million of cash used for the repayment of debt, $61.6 million of cash used related to changes in the net obligations for funds held on behalf of customers, and $1.6 million of cash dividends paid to the redeemable senior preferred stockholders.
Long-term Debt
As of June 30, 2022, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $608.4 million, compared to $610.3 million at December 31, 2021, resulting in a decrease of $1.9 million. The debt balance at June 30, 2022 consisted of $613.8 million outstanding under the term facility and $14.5 million outstanding under the revolving credit facility, offset by $19.9 million of unamortized debt discounts and issuance costs. The $14.5 million outstanding under the revolving credit facility was fully repaid subsequent to June 30, 2022. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of June 30, 2022, the Company was in compliance with our financial covenants.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.
(b)Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its common stock during the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	51,279	$5.33	—	—
May 1-31, 2022	250,000	$4.84	250,000	1,750,000
June 1-30, 2022	129,425	$3.38	129,425	1,620,575
Total	430,704	$4.47	379,425

(1)Includes shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the vesting date.
(2)In May 2022, the Company's Board of Directors approved a stock repurchase program for the purchase of up to 2.0 million of the Company's common shares outstanding for up to $10.0 million.

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
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

August 9, 2022	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

August 9, 2022	/s/ Michael Vollkommer Michael Vollkommer Chief Financial Officer (Principal Financial Officer)