Form 10-Q
period 2022-09-30
Priority Technology Holdings, Inc.
filed 2022-11-10
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022

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
 Yes  ☐    No  ☒

As of November 4, 2022, the number of the registrant's Common Stock outstanding was 76,002,368.

i

Priority Technology Holdings, Inc.
Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2022 Share Repurchase Program	Priority Technology Holdings, Inc. 2022 Share Repurchase Program
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AP	Accounts payable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
C&H	C&H Financial Services, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's common stock, par value $0.001
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021
EAETR	Estimated annual effective tax rate
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGC	Emerging Growth Company
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	For the Benefit Of
FI	Financial Institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act, enacted by the U.S. Federal Government on August 16, 2022
ISO	Independent sales organization
ISV	Independent software vendor
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests
PIK	Payment-in-kind
PHOT	Priority Hospitality Technology, LLC
SEC	Securities and Exchange Commission
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)
Total Net Leverage Ratio	The ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement)

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,707	$20,300
Restricted cash	11,624	28,859
Accounts receivable, net of allowances of $1,026 and $555, respectively	69,688	58,423
Prepaid expenses and other current assets	16,725	15,807
Current portion of notes receivable	986	272
Settlement assets and customer account balances	516,687	479,471
Total current assets	628,417	603,132
Notes receivable, less current portion	2,072	105
Property, equipment and software, net	29,773	25,233
Goodwill	365,347	365,740
Intangible assets, net	301,729	340,211
Deferred income taxes, net	12,058	8,265
Other noncurrent assets	10,353	9,256
Total assets	$1,349,749	$1,351,942
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$50,955	$42,523
Accrued residual commissions	32,593	29,532
Customer deposits and advance payments	3,111	5,021
Current portion of long-term debt	6,200	6,200
Settlement and customer account obligations	517,008	500,291
Total current liabilities	609,867	583,567
Long-term debt, net of current portion, discounts and debt issuance costs	593,068	604,105
Other noncurrent liabilities	13,583	18,349
Total noncurrent liabilities	606,651	622,454
Total liabilities	1,216,518	1,206,021
Commitments and contingencies (Note 12)
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at September 30, 2022 and December 31, 2021	225,095	210,158
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 77,789,291 and 77,460,312 shares issued at September 30, 2022 and December 31, 2021, respectively; and 75,981,186 and 76,739,896 shares outstanding at September 30, 2022 and December 31, 2021, respectively	78	77
Additional paid-in capital	17,719	39,835
Treasury stock at cost, 1,808,105 and 720,416 shares at September 30, 2022 and December 31, 2021, respectively	(8,765)	(4,091)
Accumulated deficit	(100,896)	(100,058)
Total stockholders' deficit	(91,864)	(64,237)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,349,749	$1,351,942

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$166,417	$132,542	$486,086	$370,853
Operating expenses
Cost of revenue (excludes depreciation and amortization)	107,958	92,833	320,187	264,527
Salary and employee benefits	16,384	11,909	48,231	31,808
Depreciation and amortization	17,817	12,330	52,675	32,123
Selling, general and administrative	10,178	7,220	27,027	22,213
Total operating expenses	152,337	124,292	448,120	350,671
Operating income	14,080	8,250	37,966	20,182
Other (expense) income
Interest expense	(13,412)	(8,155)	(37,282)	(24,608)
Debt extinguishment and modification costs	—	—	—	(8,322)
Other income, net	231	146	311	92
Total other expense, net	(13,181)	(8,009)	(36,971)	(32,838)
Income (loss) before income taxes	899	241	995	(12,656)
Income tax expense	1,691	790	1,833	49
Net loss	(792)	(549)	(838)	(12,705)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(9,466)	(5,813)	(26,415)	(9,724)
Less: NCI preferred unit redemptions	—	—	—	(10,777)
Net loss attributable to common stockholders	$(10,258)	$(6,362)	$(27,253)	$(33,206)

Loss per common share:
Basic and diluted	$(0.13)	$(0.09)	$(0.35)	$(0.48)

Weighted-average common shares outstanding:
Basic and diluted	77,984	71,979	78,392	69,689

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders
	Shares	$	Shares	$
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$(100,058)	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	1,558	—	1,558
Vesting of stock-based compensation	129	—	—	—	—	—	—
Share repurchases and shares withheld for taxes	(27)	1	27	(157)	(1)	—	(157)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,595)	—	(7,595)
Accretion of redeemable senior preferred stock	—	—	—	—	(805)	—	(805)
Net loss	—	—	—	—	—	(333)	(333)
March 31, 2022	76,842	$78	747	$(4,248)	$32,992	$(100,391)	$(71,569)
Equity-classified stock-based compensation	—	—	—	—	1,542	—	1,542
ESPP compensation and vesting of stock-based compensation	157	—	—	—	57	—	57
Share repurchases and shares withheld for taxes	(431)	—	431	(1,922)	—	—	(1,922)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,732)	—	(7,732)
Accretion of redeemable senior preferred stock	—	—	—	—	(817)	—	(817)
Net income	—	—	—	—	—	287	287
June 30, 2022	76,568	$78	1,178	$(6,170)	$26,042	$(100,104)	$(80,154)
Equity-classified stock-based compensation	—	—	—	—	1,104	—	1,104
ESPP compensation and vesting of stock-based compensation	43	—	—	—	39	—	39
Share repurchases and shares withheld for taxes	(630)	—	630	(2,595)	—	—	(2,595)
Dividends on redeemable senior preferred stock	—	—	—	—	(8,636)	—	(8,636)
Accretion of redeemable senior preferred stock	—	—	—	—	(830)	—	(830)
Net loss	—	—	—	—	—	(792)	(792)
September 30, 2022	75,981	$78	1,808	$(8,765)	$17,719	$(100,896)	$(91,864)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders
	Shares	$	Shares	$
December 31, 2020	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	558	—	558
Vesting of stock-based compensation	159	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	313
Exercise of stock options	90	—	—	—	617	—	617
Net loss	—	—	—	—	—	(2,679)	(2,679)
March 31, 2021	67,640	$68	451	$(2,388)	$7,257	$(104,692)	$(99,755)
Equity-classified stock-based compensation	—	—	—	—	821	—	821
Vesting of stock-based compensation	12	—	—	—	—	—	—
Exercise of stock options	30	—	—	—	204	—	204
Dividends on redeemable senior preferred stock	—	—	—	—	(3,413)	—	(3,413)
Accretion of redeemable senior preferred stock	—	—	—	—	(498)	—	(498)
Fair value of warrants issued	—	—	—	—	11,357	—	11,357
Fair value of PHOT preferred units redemption	—	—	—	—	(10,777)	—	(10,777)
Fair value of common shares issued for PHOT redemption	1,428	2	—	—	9,962	—	9,964
Net loss	—	—	—	—	—	(9,477)	(9,477)
June 30, 2021	69,110	$70	451	$(2,388)	$14,913	$(114,169)	$(101,574)
Equity-classified stock-based compensation	—	—	—	—	790	—	790
Vesting of stock-based compensation	20	—	—	—	—	—	—
Issuance of acquisition Common Stock	7,551	7	—	—	34,381	—	34,388
Exercise of stock options	53	—	—	—	369	—	369
Share repurchases	(163)	—	163	(1,023)	—	—	(1,023)
Dividends on redeemable senior preferred stock	—	—	—	—	(5,286)	—	(5,286)
Accretion of redeemable senior preferred stock	—	—	—	—	(527)	—	(527)
Net loss	—	—	—	—	—	(549)	(549)
September 30, 2021	76,571	$77	614	$(3,411)	$44,640	$(114,718)	$(73,412)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(838)	$(12,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of assets	52,675	32,123
Stock-based compensation	4,204	2,349
Amortization of debt issuance costs and discounts	2,613	1,607
Write-off of deferred loan costs and discount	—	2,580
Deferred income tax benefit	(3,567)	(160)
PIK interest paid	—	(23,715)
Other non-cash items, net	(154)	(39)
Change in operating assets and liabilities:
Accounts receivable	(11,265)	(10,847)
Prepaid expenses and other current assets	(2,575)	(1,947)
Income taxes (receivable) payable	1,003	(1,541)
Notes receivable	569	(190)
Accounts payable and other accrued liabilities	13,711	9,192
Customer deposits and advance payments	(1,910)	713
Other assets and liabilities, net	(3,908)	13
Net cash provided by (used in) operating activities	50,558	(2,567)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(407,129)
Additions to property, equipment and software	(11,380)	(7,530)
Notes receivable loan funding	(3,250)	—
Acquisitions of intangible assets	(6,715)	(48,219)
Other investing activities	250	—
Net cash used in investing activities	(21,095)	(462,878)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	607,318
Debt issuance and modification costs paid	—	(9,073)
Repayments of long-term debt	(4,650)	(359,875)
Borrowings under revolving credit facility	23,000	30,000
Repayments of borrowings under revolving credit facility	(32,000)	—
Proceeds from the issuance of redeemable senior preferred stock, net of discount	—	219,062
Redeemable senior preferred stock issuance fees and costs	—	(8,098)
Repurchases of Common Stock and shares withheld for taxes	(4,674)	(1,023)
Dividends paid to redeemable senior preferred stockholders	(11,478)	(4,015)
Proceeds from exercise of stock options	—	1,190
Settlement and customer accounts obligations, net	25,695	396,338
Contingent consideration for business combinations and asset acquisitions	(3,992)	—
Other financing activities	—	(814)

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by financing activities	(8,099)	871,010
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	21,364	405,565
Cash and cash equivalents, and restricted cash at beginning of period	518,093	88,120
Cash and cash equivalents, and restricted cash equivalents at end of period	$539,457	$493,685

Supplemental cash flow information:
Cash paid for interest	$33,023	$17,043
Non-cash investing and financing activities:
Treasury stock purchases settled after the balance sheet date	$651	$—
Accruals for future contingent payments	$4,825	$6,833
Notes receivable from sellers used as partial consideration for acquisitions	$—	$3,499
Non-cash additions to other noncurrent assets for right-of-use operating leases	$166	$—
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$12,707	$16,974
Restricted cash	11,624	17,258
Cash and cash equivalents included in settlement assets and customer account balances (see Note 4)	515,126	459,453
Total cash and cash equivalents, and restricted cash	$539,457	$493,685

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

2.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue Type:
Merchant card fees	$137,659	$122,175	$405,404	$348,244
Money transmission services revenue	18,291	2,873	51,757	2,873
Outsourced services and other services	7,933	5,778	21,917	14,981
Equipment	2,534	1,716	7,008	4,755
Total revenues(1),(2)	$166,417	$132,542	$486,086	$370,853
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $2.0 million and $3.4 million of interest income for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.1 million three and nine months ended September 30, 2021, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.2 million and $0.4 million of interest income for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.6 million of interest income three and nine months ended September 30, 2021, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and not reflected in the table above.
Deferred revenues were not material for the three and nine months ended September 30, 2022 and 2021.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Supplemental balance sheet information related to contracts from customers as of September 30, 2022 and December 31, 2021 was as follows:

(in thousands)	Consolidated Balance Sheet Line Item	September 30, 2022	December 31, 2021
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$—	$1,280
Substantially all of these balances are recognized as revenue within 12 months. As of September 30, 2022, all of the contract liabilities, have been recognized as revenue. Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three and nine months ended September 30, 2022 and September 30, 2021.

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
The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the assets acquired and liabilities assumed were recognized at their fair values as of September 17, 2021, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the assets acquired and liabilities assumed as of September 17, 2021 were estimated by management based on the valuation of the Finxera business using the discounted cash flow method and other factors specific to certain assets and liabilities. The final purchase price allocation is set forth in the table below.

(in thousands)
Consideration:
Cash	$379,220
Equity instruments(1)	34,388
Less: cash and restricted cash acquired	(6,598)
Total purchase consideration, net of cash and restricted cash acquired	$407,010

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$385
Prepaid expenses and other current assets(2)	5,298
Current portion of notes receivable	784
Settlement assets and customer account balances	498,811
Property, equipment and software, net	712
Goodwill(2)	244,711
Intangible assets, net(3)	211,400
Other noncurrent assets	955
Accounts payable and accrued expenses	(7,837)
Settlement and customer account obligations	(498,811)
Deferred income taxes, net(2)	(44,018)
Other noncurrent liabilities	(5,380)
Total purchase consideration	$407,010
(1)The fair value of the 7,551,354 shares of Common stock that were issued was determined based on their market price at the time of closing adjusted for an appropriate liquidity discount due to trading restrictions under Securities Act Rule 144.
(2)During the nine months ended September 30, 2022, the Company recorded measurement period adjustments due to additional information received related to income taxes and deferred income taxes, net. These measurement period adjustments resulted in an increase of $0.1 million in prepaid expenses and an increase of $0.3 million in other current assets and deferred income taxes, offset by a decrease in goodwill of $0.4 million.
(3)The intangible assets acquired consist of $154.9 million for referral partner relationships, $34.3 million for technology, $20.1 million for customer relationships and $2.1 million for money transmission licenses.

Goodwill of $244.7 million arising from the acquisition of Finxera primarily consists of the expected synergies and other benefits from combining operations. Goodwill attributable to the acquisition of $8.7 million was deductible for income tax purposes. The goodwill was allocated 100% to the Company's Enterprise Payments reportable segment.
In 2020, Finxera acquired two businesses for which the purchase price included contingent consideration valued at $6.1 million. The contingent consideration payable is comprised of earnout opportunities equal to 25% to 50% of certain revenues earned from the customers assumed in these acquisitions. The associated earnout opportunities are to be measured and paid every six months and expire at various dates through December 31, 2023. As of September 30, 2022, an adjustment of $1.1 million was recorded due to changes in the fair value of the contingent consideration (as selling, general and administrative expenses in the Company's Consolidated Statements of Operations) resulting in total contingent consideration of $7.2 million. The accretion of contingent consideration was $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, which is included in interest expense on the Company's Unaudited Consolidated Statements of Operations, increasing the total liability to $7.6 million of which $1.8 million has been paid. The remaining $5.8 million was accrued, of which $3.9 million and $1.9 million were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, on the Company's Unaudited Consolidated Balance Sheet as of September 30, 2022.
Other Acquisitions
Wholesale Payments, Inc.
On April 28, 2021, a subsidiary of the Company completed its acquisition of certain residual portfolio rights for a purchase price of $42.4 million in addition to $24.8 million of post-closing payments and earnout payments based on meeting certain attrition thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As this is an asset acquisition, additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The seller's note payable to the Company of $3.0 million and an advance of $2.0 million outstanding at the time of the purchase was netted against the initial purchase price, resulting in cash of $41.2 million being paid by the Company to the seller, which was funded from cash proceeds from the issuance of the redeemable senior preferred stock and cash on hand.
As of the second quarter 2022, the sellers earned $9.4 million of the $24.8 million earnout, increasing the total purchase price recorded to $51.8 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis. In September 2022, an adjustment of $0.5 million was recorded, decreasing the total amount earned as of September 30, 2022 to $8.9 million. As of September 30, 2022, $5.1 million had been paid.
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
As of September 30, 2022, the fair value of the C&H contingent consideration was $5.0 million, of which $3.0 million and $2.0 million were included in accounts payable and accrued expenses and other noncurrent liabilities, respectively, on the Company's Unaudited Consolidated Balance Sheet as of September 30, 2022. The accretion of contingent consideration was $0.3 million for the three and nine months ended September 30, 2022, which is included in interest expense on the Company's Unaudited Consolidated Statements of Operations.
The goodwill for the C&H business combination is deductible by the Company for income tax purposes.

4.    Settlement Assets and Customer Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $113.3 million and $102.1 million at September 30, 2022 and December 31, 2021, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and nine months ended September 30, 2022 were $0.7 million and $2.8 million, respectively. Expenses for merchant losses for the three and nine months ended September 30, 2021 were $0.6 million and $1.6 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $71.8 million and $45.5 million at September 30, 2022 and December 31, 2021, respectively. Company-owned bank accounts held $4.4 million and $21.4 million at September 30, 2022 and December 31, 2021, respectively, which are included in restricted cash and settlement and customer account obligations in the Company's Unaudited Consolidated Balance Sheets.

Enterprise Payments Segment
In the Company's Enterprise Payments segment revenue is derived primarily from enrollment fees, monthly subscription fees and transaction-based fees from licensed money transmission services. As part of its licensed money transmission services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents, but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer account balances and the related obligations as settlement and customer account obligations in the Company's Unaudited Consolidated Balance Sheets.

The Company's settlement assets and customer account balances and settlement and customer account obligations were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$1,561	$537
Customer Account Balances:
Cash and cash equivalents	515,126	468,934
Time deposits	—	10,000
Total settlement assets and customer account balances	$516,687	$479,471

Settlement and Customer Account Obligations:
Customer account obligations	$515,126	$478,935
Due to customer payees(1)	1,882	21,356
Total settlement and customer account obligations	$517,008	$500,291
(1)The related assets are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
SMB Payments	$120,636	$120,636
Enterprise Payments	244,711	245,104
Total	$365,347	$365,740

The following table summarizes the changes in the carrying value of goodwill for the periods ended September 30, 2022 and December 31, 2021

(in thousands)	Amount
Balance at December 31, 2021	$365,740
Changes in the value of goodwill	—
Balance at March 31, 2022	365,740
Changes in the value of goodwill	—
Balance at June 30, 2022	365,740
Final purchase price adjustment for Finxera	(393)
Balance at September 30, 2022	$365,347
As of September 30, 2022, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
At September 30, 2022 and December 31, 2021, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	September 30, 2022			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(20,941)	$154,359	14.8
Residual buyouts	132,997	(71,182)	61,815	6.2
Customer relationships	95,566	(80,254)	15,312	8.0
Merchant portfolios	76,423	(40,087)	36,336	6.7
Technology	48,690	(17,684)	31,006	9.9
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	2,870	(2,069)	801	11.7
Money transmission licenses(1)	2,100	—	2,100
Total	$537,336	$(235,607)	$301,729	9.9
(1)Money transmission licenses have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2021			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(11,679)	$163,621	14.8
Residual buyouts(1)	126,225	(56,186)	70,039	6.4
Customer relationships	95,566	(70,883)	24,683	8.1
Merchant portfolios	76,016	(30,879)	45,137	6.7
Technology(2)	48,690	(15,039)	33,651	9.9
Non-compete agreements(2)	3,390	(3,390)	—	0.0
Trade names	2,870	(1,890)	980	11.6
Money transmission licenses(3)	2,100	—	2,100
Total	$530,157	$(189,946)	$340,211	9.7
(1)Additions to residual buyouts were offset by certain assets that became fully amortized in 2021 but are still in service.
(2)Certain assets in the group became fully amortized in 2021 but are still in service.
(3)These assets have an indefinite useful life.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization expense	$15,452	$10,191	$45,773	$25,858
As of September 30, 2022, there were no impairment indicators present.
6.    Property, Equipment and Software
A summary of property, equipment and software, net as of September 30, 2022 and December 31, 2021 was as follows:

(in thousands)	September 30, 2022	December 31, 2021
Computer software	$63,087	$52,715
Equipment	12,916	12,255
Leasehold improvements	6,720	6,467
Furniture and fixtures	2,869	2,819
Property, equipment and software	85,592	74,256
Less: accumulated depreciation	(55,819)	(49,023)
Property, equipment and software, net	$29,773	$25,233

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation expense	$2,365	$2,139	$6,902	$6,265
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist in the reporting of merchant processing transactions and other related information.

7.     Notes Receivable
The Company had notes receivable of $3.1 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 14.8% and 13.8% as of September 30, 2022 and December 31, 2021, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of September 30, 2022 and December 31, 2021, the Company had no allowance for doubtful notes receivable.
As of September 30, 2022, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending September 30,
2023	$986
2024	792
2025	522
2026	515
2027	243
After 2027	—
Total	$3,058

8.    Debt Obligations
Outstanding debt obligations as of September 30, 2022 and December 31, 2021 consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Term facility - matures April 27, 2027, interest rates of 8.27% and 6.75% at September 30, 2022 and December 31, 2021, respectively	$612,250	$616,900
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rates of 7.24% and 5.75% at September 30, 2022 and December 31, 2021, respectively	6,000	15,000
Total debt obligations	618,250	631,900
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(18,982)	(21,595)
Long-term debt, net	$593,068	$604,105
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

Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense	$13,303	$8,155	$36,571	$24,608
Interest expense included amortization of deferred financing costs and debt discounts of $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively, and $2.1 million and $3.3 million three and nine months ended September 30, 2021, respectively.
Deferred Loan Costs and Discounts, and Debt Extinguishment and Modification Expenses
In connection with the April 2021 refinancing, the Company recorded $8.3 million of debt extinguishment and modification costs for the nine months ended September 30, 2021 on the Company's Unaudited Consolidated Statements of Operations.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of September 30, 2022, the Total Net Leverage Ratio was not applicable and the Company was in compliance with our financial covenants.

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
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	September 30, 2022	December 31, 2021
Contingent consideration, current portion	Level 3	$6,883	$4,006
Contingent consideration, noncurrent portion	Level 3	3,870	6,680
Total contingent consideration		$10,753	$10,686
During the three and nine months ended September 30, 2022, there were no transfers into, out of, or between levels of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liability for the three and nine months ended September 30, 2022:

(in thousands)	Contingent Consideration Liability
December 31, 2021	$10,686
Payment of contingent consideration	(415)
March 31, 2022	10,271
Accretion of discount on contingent consideration	602
Fair value adjustments due to resolution of contingencies related to future payments	(48)
June 30, 2022	10,825
Addition of contingent consideration due to acquisition	—
Accretion of discount on contingent consideration	108
Fair value adjustments due to resolution of contingencies related to future payments	1,070
Payment of contingent consideration	(1,250)
September 30, 2022	$10,753
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liability for the three and nine months ended September 30, 2021:

(in thousands)	Contingent Consideration Liability
December 31, 2020	$—
Payment of contingent consideration	—
March 31, 2021	—
Addition of contingent consideration due to acquisition	4,700
Payment of contingent consideration	—
June 30, 2021	4,700
Addition of contingent consideration due to acquisition	5,986
Accretion of discount on contingent consideration	—
Fair value adjustments due to resolution of contingencies related to future payments	—
Payment of contingent consideration	—
September 30, 2021	$10,686
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $3.1 million and $0.4 million at September 30, 2022 and December 31, 2021, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the of the term facility was estimated to be $590.8 million and $613.8 million at September 30, 2022 and December 31, 2021, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

10.    Redeemable Senior Preferred Stock and Warrants
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the three and nine months ended September 30, 2022:

(in thousands)	Shares	Amount
December 31, 2021	225	$210,158
Unpaid dividend on redeemable senior preferred stock	—	4,090
Accretion of discounts and issuance cost	—	805
March 31, 2022	225	215,053
Unpaid dividend on redeemable senior preferred stock	—	4,161
Accretion of discounts and issuance cost	—	817
June 30, 2022	225	$220,031
Unpaid dividend on redeemable senior preferred stock	—	4,234
Accretion of discounts and issuance cost	—	830
September 30, 2022	225	$225,095
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the three and nine months ended September 30, 2021

(in thousands)	Shares	Amount
December 31, 2020	—	$—
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	150	$131,426
Unpaid dividend on redeemable senior preferred stock	—	1,838
Accretion of discounts and issuance cost	—	498
June 30, 2021	150	133,762
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	75	68,183
Unpaid dividend on redeemable senior preferred stock	—	2,846
Accretion of discounts and issuance cost	—	527
September 30, 2021	225	$205,318
The following table provides a summary of the dividends for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Dividends paid in cash	$4,402	$2,440	$11,478	$4,015
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,234	2,846	12,485	4,684
Dividends declared at the rate of 13.0% per year	$8,636	$5,286	$23,963	$8,699

On April 27, 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of September 30, 2022, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

11.    Income Taxes
The Company's consolidated effective income tax rate for the three and nine months ended September 30, 2022, was 188.1% and 184.2%, respectively. The effective rate for the three and nine months ended September 30, 2022 differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
The Company's consolidated effective income tax (benefit) rate for the three and nine months ended September 30, 2021, was 327.8% and (0.4)%, respectively. The effective rate for the three and nine months ended September 30, 2021 differed from the statutory federal rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
Based on management's assessment, as of September 30, 2022, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law. The IRA, among other provisions, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material effect on our reported results, cash flows, or financial position when it becomes effective. If applicable, we expect to reflect the excise tax within equity as part of the repurchase price of common stock.

12.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at September 30, 2022, the Company is committed to pay minimum processing fees under these agreements of approximately $15.7 million in 2022 and $17.0 million in 2023.
Contingent Consideration
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.
On April 14, 2022, the Company amended the purchase agreement related to its acquisition of certain residual portfolio rights in 2019 to provide for an additional earnout opportunity to be earned during the 12 months ending March 31, 2023. The initial purchase price was subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. In connection with this amendment, the Company paid $2.1 million to the sellers during the second quarter of 2022.
As of September 30, 2022 and December 31, 2021, the Company had accrued $0.1 million and $2.4 million, respectively, of estimated remaining cash consideration and additional accumulated costs related to its October 2019 acquisition of certain merchant portfolio rights. The Company had recorded aggregate costs, including both actual costs and estimated remaining consideration, totaling $11.5 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively. Amortization expense was adjusted to reflect the new carrying value at the original purchase date. As of September 30, 2022 and December 31, 2021, accumulated amortization was $6.7 million and $5.0 million, respectively. The merchant portfolio has an estimated remaining life of two years at September 30, 2022.
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

13.    Related Party Transactions
Employee Loan
In February 2021, the Company loaned $0.9 million to an employee who is considered to be an affiliate of the Company. Under the terms the loan agreement, the loan accrues interest at the rate of 4.0% per year and is secured by shares of the Company's Common Stock that are owned by the employee. The loan was originally repayable in August 2021, but the agreement was amended in August 2021 to automatically renew for one year terms until the Company requires repayment. The loan may be prepaid at any time. As of September 30, 2022 and December 31, 2021, the amount due to the Company for this loan was $0.9 million.
PHOT Preferred Unit Redemption - Distribution to NCIs
In November 2020, the Company agreed to an exchange of shares of Common Stock of the Company, or cash, for the $4.8 million of remaining undistributed preferred equity interests related to the February 2019 contribution of the eTab and Cumulus assets to PHOT. An exchange valuation for the Company's Common Stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company's lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021. In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of Common Stock and $0.8 million of cash for the undistributed preferred equity interests. The CEO received 605,623 shares of Common Stock of the Company in exchange for his 35.3% interest, and the Company's Chief Operating Officer received 413,081 shares of Common Stock of the Company in exchange for her 24.1% interest. Subsequent to establishing the Common Stock valuation in November 2020 and the date of exchange in May 2021, the Company's Common Stock price appreciated to $7.75 per share. The Company's Unaudited Consolidated Financial Statements for the nine months ended September 30, 2021 reflect this exchange as a distribution to NCIs at an appreciated Common Stock value of $6.975 per share, which incorporates a 10% liquidity discount of $0.775 per share due to trading restrictions under Securities Act Rule 144. Therefore, the total distribution amounted to $10.8 million, comprised of $10.0 million of Common Stock and $0.8 million of cash. In addition, the Company recorded a $2.8 million tax benefit related to an increase in the tax basis associated with the share exchange, for a net impact to equity of $8.0 million.

14.    Stock-based Compensation
For the three and nine months ended September 30, 2022 and 2021, stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$1,104	$935	4,204	$2,349
In March 2021, the Company converted a $0.3 million liability-classified stock-based compensation award for restricted stock units under the 2018 Plan, whereby the service inception date preceded the future grant-date, to an equity-classified award when the restricted stock units were granted.
Income tax benefit for stock-based compensation was immaterial for the three and nine months ended September 30, 2022 and 2021. No stock-based compensation has been capitalized.
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
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each offering period. The compensation expense for the three and nine months ended September 30, 2022, was immaterial and is included in stock-based compensation in the table above.

15.     Stockholders' Equity
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of September 30, 2022 and December 31, 2021, the Company has not issued any shares of preferred stock.
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
In August 2021, Priority's Board of Directors authorized a $10.0 million share repurchase program. Under this program the Company was authorized to purchase up to 1.0 million shares of its Common Stock through open market transactions, unsolicited or solicited privately negotiated transactions, or otherwise in accordance with all applicable securities laws and regulations. The 2021 Share Repurchase Program was terminated effective on the close of business on September 23, 2021.
For the three and nine months ended September 30, 2022 and 2021, share repurchase activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except share data, which is in whole units	2022	2021	2022	2021
Number of shares purchased(1)	626,673	162,715	1,005,918	162,715
Average price paid per share	$4.11	$6.29	$4.20	$6.29
Total Investment	$2,578	$1,023	$4,227	$1,023
(1.)These amounts may differ from the repurchases of common stock amounts in the Consolidated Statements of Cash Flows due to unsettled share repurchases at the end of quarter.

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

Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
SMB Payments	$139,892	$124,737	$412,357	$354,149
B2B Payments	4,868	4,181	16,088	11,722
Enterprise Payments	21,657	3,624	57,641	4,982
Consolidated revenues	$166,417	$132,542	$486,086	$370,853

Depreciation and amortization:
SMB Payments	$11,040	$11,049	$32,844	$30,130
B2B Payments	295	73	441	220
Enterprise Payments	6,203	939	18,599	939
Corporate	279	269	791	834
Consolidated depreciation and amortization	$17,817	$12,330	$52,675	$32,123

Operating (loss) income:
SMB Payments	$13,447	$14,647	$39,928	$42,380
B2B Payments	217	(29)	1,289	(417)
Enterprise Payments	9,312	1,229	19,504	1,564
Corporate	(8,896)	(7,597)	(22,755)	(23,345)
Consolidated operating income	$14,080	$8,250	$37,966	$20,182

A reconciliation of total operating (loss) income of reportable segments to the Company's net (loss) is provided in the following table:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total operating income of reportable segments	$22,976	$15,847	$60,721	$43,527
Corporate	(8,896)	(7,597)	(22,755)	(23,345)
Interest expense	(13,412)	(8,155)	(37,282)	(24,608)
Debt modification and extinguishment costs	—	—	—	(8,322)
Other income, net	231	146	311	92
Income tax expense	(1,691)	(790)	(1,833)	(49)
Net loss	$(792)	$(549)	$(838)	$(12,705)

17.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:`

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(792)	$(549)	$(838)	$(12,705)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(9,466)	(5,813)	(26,415)	(9,724)
Less: Non-controlling interest preferred unit redemptions	—	—	—	(10,777)
Net loss attributable to common stockholders	$(10,258)	$(6,362)	$(27,253)	$(33,206)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	77,984	71,979	78,392	69,689
Loss per common share	$(0.13)	$(0.09)	$(0.35)	$(0.48)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021.
Potentially anti-dilutive securities that were excluded from the Company's loss per common share that could potentially be dilutive in future periods are as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Outstanding warrants on Common Stock(1)	3,557	3,557
Outstanding options and warrants issued to adviser(2)	600	600
Restricted stock awards(3)	1,126	1,202
Liability-classified restricted stock units	—	135
Outstanding stock option awards(3)	2,292	1,232
Total	7,575	6,726
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

Results of Operations
This section includes certain components of our results of operations for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021. We have derived this data, except key indicators for merchant bankcard processing dollar values, transaction volumes and average billed accounts from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue
For the three months ended September 30, 2022, our consolidated revenue of $166.4 million increased by $33.9 million, or 25.6%, from $132.5 million for the three months ended September 30, 2021. This overall increase was mainly driven by an increase in bankcard volumes resulting from increased consumer spending and acquisitions completed by the Company in 2021.
For the nine months ended September 30, 2022, our consolidated revenue of $486.1 million increased by $115.2 million, or 31.1%, from $370.9 million for the nine months ended September 30, 2021. This overall increase was primarily driven by an increase in bankcard volumes resulting from increased consumer spending, an increase in certain fee-based revenue and acquisitions completed by the Company in 2021.
The following table presents our revenues by type for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue Type:
Merchant card fees	$137,659	$122,175	$15,484	$405,404	$348,244	$57,160
Money transmission services revenue	18,291	2,873	15,418	51,757	2,873	48,884
Outsourced services and other services	7,933	5,778	2,155	21,917	14,981	6,936
Equipment	2,534	1,716	818	7,008	4,755	2,253
Total revenues	$166,417	$132,542	$33,875	$486,086	$370,853	$115,233
For the three months ended September 30, 2022, our merchant card fees revenue of $137.7 million increased by $15.5 million, or 12.7%, from $122.2 million for the three months ended September 30, 2021. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company slightly offset by rate decreases.
For the nine months ended September 30, 2022, our merchant card fees revenue of $405.4 million increased by $57.2 million, or 16.4%, from $348.2 million for the nine months ended September 30, 2021. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company and an increase in certain fee-based revenue slightly offset by rate decreases.
Money transmission services revenue of $18.3 million and $51.8 million for the three and nine months ended September 30, 2022, respectively, is related to the business acquired from Finxera in September 2021.
Outsourced services and other services revenue of $7.9 million for the three months ended September 30, 2022 increased by $2.1 million, or 36.2%, from $5.8 million for the three months ended September 30, 2021, primarily due to growth in revenue from AP automation solutions and increased volumes in the card issuing business offset by decreases due to the wind down of certain customer programs in the managed services business.
Outsourced services and other services revenue of $21.9 million for the nine months ended September 30, 2022 increased by $6.9 million, or 46.0%, from $15.0 million for the nine months ended September 30, 2021. This increase was primarily driven by growth in revenue from AP automation solutions and increased volumes in the card issuing business.

Equipment revenue of $2.5 million for the three months ended September 30, 2022 increased by $0.8 million, or 47.1%, from $1.7 million for the three months ended September 30, 2021. The increase was primarily due to increased sales of mobile card reader equipment and other equipment from our MX product line.
Equipment revenue of $7.0 million for the nine months ended September 30, 2022 increased by $2.2 million, or 45.8%, from $4.8 million for the nine months ended September 30, 2021. This increase was primarily due to increased sales of mobile card reader equipment and other equipment from our MX product line.
Operating expenses for three and nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$107,958	$92,833	$15,125	$320,187	$264,527	$55,660
Salary and employee benefits	16,384	11,909	4,475	48,231	31,808	16,423
Depreciation and amortization	17,817	12,330	5,487	52,675	32,123	20,552
Selling, general and administrative	10,178	7,220	2,958	27,027	22,213	4,814
Total operating expenses	$152,337	$124,292	$28,045	$448,120	$350,671	$97,449
Cost of Revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $108.0 million for the three months ended September 30, 2022 increased by $15.2 million, or 16.4%, from $92.8 million for the three months ended September 30, 2021, primarily due to the corresponding increase in revenues. For the three months ended September 30, 2022, cost of revenue (excludes depreciation and amortization) as a percentage of total revenues decreased to 64.9% as compared to 70.0% for the three months ended September 30, 2021. This decrease was primarily due to the impact of the Finxera acquisition, partially offset by mix of bankcard volume growth from larger partners with higher commissions.
Cost of revenue (excludes depreciation and amortization) of $320.2 million for the nine months ended September 30, 2022 increased by $55.7 million, or 21.1% from $264.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 cost of revenue (excludes depreciation and amortization) as a percentage of total revenues decreased to 65.9% as compared to 71.3% for the nine months ended September 30, 2021. This decrease was primarily due to the impact of the Finxera acquisition, partially offset by mix of bankcard volume growth from larger partners with higher commissions and risk management initiatives taken by the Company in the specialized merchant acquiring portfolio during the prior year period.
Salary and Employee Benefits
Salary and employee benefits expense of $16.4 million for the three months ended September 30, 2022 increased by $4.5 million, or 37.8%, from $11.9 million for the three months ended September 30, 2021, primarily due to pay raises, increases in headcount related to our acquisition of Finxera in September 2021, an increase in stock-based compensation and overall growth of the Company.
Salary and employee benefits expense of $48.2 million for the nine months ended September 30, 2022 increased by $16.4 million, or 51.6%, from $31.8 million for the nine months ended September 30, 2021, primarily due to increases in headcount related to our acquisition of Finxera in September 2021, an increase in stock-based compensation and overall growth of the Company.
Depreciation and Amortization Expense
Depreciation and amortization expense of $17.8 million for the three months ended September 30, 2022 increased by $5.5 million, or 44.7%, from $12.3 million for the three months ended September 30, 2021, primarily due to the amortization of finite-lived intangible assets acquired from the business combinations completed during 2021.

Depreciation and amortization expense of $52.7 million for the nine months ended September 30, 2022 increased by $20.6 million, or 64.2%, from $32.1 million for the nine months ended September 30, 2021, primarily due to the amortization of finite-lived intangible assets acquired from the business combinations completed during 2021.
Selling, General and Administrative
Selling, general and administrative expenses of $10.2 million for the three months ended September 30, 2022 increased by $3.0 million, or 41.7%, from $7.2 million for the three months ended September 30, 2021, primarily due to an increase in expenses from acquired businesses and certain non-recurring expenses.
Selling, general and administrative expenses of $27.0 million for the nine months ended September 30, 2022 increased by $4.8 million, or 21.6%, from $22.2 million for the nine months ended September 30, 2021, primarily due to an increase in expenses from acquired businesses, offset by a decrease in certain non-recurring transaction related expenses.

Other Expense, net
Other expenses, net for three and nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Other (expense) income
Interest expense	$(13,412)	$(8,155)	$(5,257)	$(37,282)	$(24,608)	$(12,674)
Debt extinguishment and modification costs	—	—	—	—	(8,322)	8,322
Other income, net	231	146	85	311	92	219
Total other expense, net	$(13,181)	$(8,009)	$(5,172)	$(36,971)	$(32,838)	$(4,133)

Interest Expense
Interest expense of $13.4 million for the three months ended September 30, 2022 increased by $5.2 million, or 63.4%, from $8.2 million for the three months ended September 30, 2021, due to additional borrowings to fund the acquisition of Finxera in September 2021 and increased interest rates in the three months ended September 30, 2022.
Interest expense of $37.3 million for the nine months ended September 30, 2022 increased by $12.7 million, or 51.6%, from $24.6 million for the nine months ended September 30, 2021, primarily due to additional borrowings to fund the acquisition of Finxera in September 2021 and increased interest rates in the nine months ended September 30, 2022.
Debt Extinguishment and Modification Costs
In April 2021, the Company expensed unamortized deferred costs and discounts of $3.0 million associated with the retirement of our subordinated debt facility and refinancing of our senior debt facility, and expensed $5.3 million of third-party costs incurred in connection with the refinancing.

Income Tax Expense (Benefit)
Income tax expense (benefit) for three and nine months ended September 30, 2022 and 2021 was as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Income (loss) before income taxes	$899	$241	$658	$995	$(12,656)	$13,651
Income tax expense	$1,691	$790	$901	$1,833	$49	$1,784
Effective tax rate	188.1%	327.8%		184.2%	(0.4)%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2022 is 162.7% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2022 interest expense. The effective tax rate for 2022 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under accounting principles GAAP and the U.S. tax code. The consolidated effective income tax rate for 2022 may not be indicative of our effective tax rate for future periods.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law. The IRA, among other provisions, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We are in the process of evaluating the provisions of the IRA, but we do not currently believe the IRA will have a material effect on our reported results, cash flows, or financial position when it becomes effective. If applicable, we expect to reflect the excise tax within equity as part of the repurchase price of common stock.

Segment Results
The Company reorganized its business segments as of December 31, 2021, resulting in three segments: SMB Payments, B2B Payments and Enterprise Payments. Segment results included in the discussion below were restated in accordance with the new segment structure for comparison purposes.

The impact of the restatement of the prior period results is as follows:

(in thousands)	Three Months Ended September 30, 2021
	SMB Payments(1)	B2B Payments(2)	Enterprise Payments(3)
Revenue:
Restated	$124,737	$4,181	$3,624
Historically reported	124,027	4,181	4,334
Difference	$710	$—	$(710)
Operating Income (Loss):
Restated	$14,647	$(29)	$1,229
Historically reported	14,656	(29)	1,220
Difference(4)	$(9)	$—	$9
Depreciation and Amortization:
Restated	$11,049	$73	$939
Historically reported	10,971	73	1,017
Difference	$78	$—	$(78)

(in thousands)	Nine Months Ended September 30, 2021
	SMB Payments(1)	B2B Payments(2)	Enterprise Payments(3)
Revenue:
Restated	$354,149	$11,722	$4,982
Historically reported	352,045	11,722	7,086
Difference	$2,104	$—	$(2,104)
Operating Income (Loss):
Restated	$42,380	$(417)	$1,564
Historically reported	42,467	(417)	1,477
Difference	$(87)	$—	$87
Depreciation and Amortization:
Restated	$30,130	$220	$939
Historically reported	29,847	220	1,222
Difference	$283	$—	$(283)
(1)Compared to the Company's legacy Consumer Payments segment.
(2)Compared to the Company's legacy Commercial Payments segment.
(3)Compared to the Company's legacy Integrated Partners segment.
(4)Amounts may not net to zero due to rounding differences.

SMB Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$139,892	$124,737	$15,155	$412,357	$354,149	$58,208
Operating expenses	126,445	110,090	16,355	372,429	311,769	60,660
Operating income	$13,447	$14,647	$(1,200)	$39,928	$42,380	$(2,452)
Operating margin	9.6%	11.7%		9.7%	12.0%
Depreciation and amortization	$11,040	$11,049	$(9)	$32,844	$30,130	$2,714
Key Indicators:
Merchant bankcard processing dollar value	$15,098,450	$13,830,550	$1,267,900	$44,577,857	$39,602,577	$4,975,280
Merchant bankcard transaction volume	165,796	153,053	12,743	476,084	431,369	44,715
Revenue
Revenue from our SMB Payments segment was $139.9 million for the three months ended September 30, 2022, compared to $124.7 million for the three months ended September 30, 2021. The increase of $15.2 million, or 12.2%, was primarily driven by increased merchant bankcard volume. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2022 increased to 0.92% from 0.90% during 2021. The increase was primarily driven by increased volume (transaction count) related fees revenues and changes in the merchant mix.
Revenue from our SMB Payments segment was $412.4 million for the nine months ended September 30, 2022, compared to $354.1 million for the nine months ended September 30, 2021. The increase of $58.3 million, or 16.5%, was primarily driven by increased merchant bankcard volume and an increase in certain fee-based revenue. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2022 increased to 0.92% from 0.89% during 2021. The increase was primarily driven by an increase in other fees revenues and changes in the merchant mix.
Operating Income
Operating income from our SMB Payments segment was $13.4 million for the three months ended September 30, 2022, compared to $14.6 million for the three months ended September 30, 2021. The decrease of $1.2 million, or 8.2%, was primarily driven by mix-related margin compression, a $1.7 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and pay raises, a $0.7 million increase in selling, general and administrative expenses driven by higher travel and other operating costs and a $0.1 million increase in depreciation and amortization, offset by an increase in operating income from higher revenue. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Operating income from our SMB Payments segment was $39.9 million for the nine months ended September 30, 2022, compared to $42.4 million for the nine months ended September 30, 2021. The decrease of $2.5 million, or 5.9%, was primarily driven by mix related margin compression, a $5.3 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, a $2.3 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs and a $2.7 million increase in depreciation and amortization offset by an increase in operating income from higher revenue. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Depreciation and Amortization
Depreciation and amortization expense from our SMB Payments segment was $11.0 million for the three months ended September 30, 2022, compared to $11.0 million for the three months ended September 30, 2021.
Depreciation and amortization expense from our SMB Payments segment was $32.8 million for the nine months ended September 30, 2022, compared to $30.1 million for the nine months ended September 30, 2021. The increase of $2.7 million was primarily driven by the amortization of acquired intangibles resulting from the C&H and Wholesale Payments, Inc. acquisitions.
B2B Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$4,868	$4,181	$687	$16,088	$11,722	$4,366
Operating expenses	4,651	4,210	441	14,799	12,139	2,660
Operating income (loss)	$217	$(29)	$246	$1,289	$(417)	$1,706
Operating margin	4.5%	(0.7)%		8.0%	(3.6)%
Depreciation and amortization	$295	$73	$222	$441	$220	$221
Key Indicators:
Merchant bankcard processing dollar value	$116,348	$87,116	$29,232	$380,217	$226,056	$154,161
Merchant bankcard transaction volume	63	55	8	239	143	96
Revenue
Revenue from our B2B Payments segment was $4.9 million for the three months ended September 30, 2022, compared to $4.2 million for the three months ended September 30, 2021. The increase of $0.7 million, or 16.7%, was primarily driven by an increase of $1.1 million in the CPX business, of which $0.5 million is related to volume growth, and the remaining increase of $0.6 million is from the recognition of certain revenues for which recovery became probable during the current quarter. This increase was offset by a decrease of $0.4 million driven by wind down of certain customer programs in managed services business.
Revenue from our B2B Payments segment was $16.1 million for the nine months ended September 30, 2022, compared to $11.7 million for the nine months ended September 30, 2021. The increase of $4.4 million, or 37.6%, was primarily driven by an increase of $0.8 million, during the first six months of 2022, as a result of the acceleration of certain programs in the managed services business operations that were scaled back in 2021 as a result of the COVID-19 pandemic, an increase of $3.6 million in the CPX business, of which $2.0 million is related to volume growth, and the remaining increase of $1.6 million is from the recognition of certain revenues for which recovery became probable.
Operating Income (Loss)
Operating income from our B2B Payments segment was $0.2 million for the three months ended September 30, 2022, compared to a loss of $29 thousand for the three months ended September 30, 2021. The increase was primarily attributable to increases in revenue.
Operating income from our B2B Payments segment was $1.3 million for the nine months ended September 30, 2022. compared to an operating loss of $0.4 million for the nine months ended September 30, 2021. The increase of $1.7 million was primarily attributable to increases in revenue.

Enterprise Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$21,657	$3,624	$18,033	$57,641	$4,982	$52,659
Operating expenses	12,345	2,395	9,950	38,137	3,418	34,719
Operating income	$9,312	$1,229	$8,083	$19,504	$1,564	$17,940
Operating margin	43.0%	33.9%		33.8%	31.4%
Depreciation and amortization	$6,203	$939	$5,264	$18,599	$939	$17,660
Key Indicators:
Merchant bankcard processing dollar value	$585,382	$23	$585,359	$1,189,034	$23	$1,189,011
Merchant bankcard transaction volume	808	—	808	2,023	—	2,023
Average billed clients	387,384	342,789	44,595	363,993	349,595	14,398
Revenue
Revenue from our Enterprise Payments segment was $21.7 million for the three months ended September 30, 2022, compared to $3.6 million for the three months ended September 30, 2021. The increase of $18.1 million was primarily driven by revenues contributed by the Finxera business acquired in September 2021.
Revenue from our Enterprise Payments segment was $57.6 million for the nine months ended September 30, 2022, compared to $5.0 million for the nine months ended September 30, 2021. The increase of $52.6 million was primarily driven by revenues contributed by the Finxera business acquired in September 2021.
Operating Income
Operating income from our Enterprise Payments segment was $9.3 million for the three months ended September 30, 2022, compared to $1.2 million for the three months ended September 30, 2021. The increase of $8.1 million was primarily driven by operating income contributed by the Finxera business acquired in September 2021.
Operating income from our Enterprise Payments segment was $19.5 million for the nine months ended September 30, 2022, compared to $1.6 million for the nine months ended September 30, 2021. The increase of $17.9 million was primarily driven by operating income contributed by the Finxera business acquired in September 2021.
Depreciation and Amortization
Depreciation and amortization expense from our Enterprise Payments segment was $6.2 million for the three months ended September 30, 2022, compared to $0.9 million depreciation and expense for the three months ended September 30, 2021. The increase of $5.3 million was primarily driven by the amortization of acquired intangibles resulting from the Finxera acquisition in September 2021.
Depreciation and amortization from our Enterprise Payments segment was $18.6 million for the nine months ended September 30, 2022, compared to $0.9 million depreciation and amortization expense for the nine months ended September 30, 2021. The increase of $17.7 million was primarily driven by the amortization of acquired intangibles resulting from the Finxera acquisition in September 2021.

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these critical accounting policies and estimates as of September 30, 2022.

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, for technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital and other anticipated needs, including our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit facility are sufficient to meet our working capital requirements for at least the next 12 months.
During the second quarter of 2022, PRTH's Board of Directors authorized the Company to implement a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. As of September 30, 2022, 1,005,918 shares were repurchased under the plan, with a total purchase price of $4.2 million. Average price per share was $4.20 and there were approximately 1.0 million shares available for repurchase under the plan.
Our principal uses of cash are to fund business operations and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $18.6 million at September 30, 2022 and $19.6 million at December 31, 2021. As of September 30, 2022, we had cash totaling $12.7 million compared to $20.3 million at December 31, 2021. These cash balances do not include restricted cash of $11.6 million and $28.9 million at September 30, 2022 and December 31, 2021, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at September 30, 2022 and December 31, 2021. At September 30, 2022, we had availability of approximately $34.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative nine month periods.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$50,558	$(2,567)
Investing activities	(21,095)	(462,878)
Financing activities	(8,099)	871,010
Net increase in cash and cash equivalents and restricted cash	$21,364	$405,565
Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $50.6 million for the nine months ended September 30, 2022 compared to $2.6 million of net cash used in operating activities for the nine months ended September 30, 2021. The $53.2 million increase in 2022 was primarily driven by the PIK interest upon the refinancing of our credit facilities in April 2021 and cash generated from the operations of the Company, offset by changes in operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $21.1 million and $462.9 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, net cash used in investing activities included $3.3 million related to the funding of new loans to ISOs, additions to property, equipment and software of $11.4 million, and acquisitions of intangible assets of $6.7 million. For the nine months ended September 30, 2021, net cash used in investing activities included $48.2 million of cash used to fund acquisitions of intangible assets, $407.1 million of net cash used for the acquisition of businesses and $7.5 million of cash used to acquire property, equipment and software.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $8.1 million for the nine months ended September 30, 2022, compared to $871.0 million of cash provided by financing activities for the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 included changes in the net obligations for funds held on the behalf of customers of $25.7 million and $23.0 million related to additional borrowings under the revolving credit facility, offset by $36.7 million of cash used for the repayment of debt, $11.5 million of cash dividends paid to redeemable senior preferred stockholders, $4.7 million of cash used for stock repurchases, including a portion related to shares withheld for taxes, and $4.0 million of payments of contingent consideration for business combinations and asset acquisitions. The net cash provided by financing activities for the nine months ended September 30, 2021 included $598.2 million of cash proceeds from the issuance of long-term debt, net of debt issuance and modification costs, $211.0 million of proceeds from the issuance of the redeemable senior preferred stock, net of issuance fees and costs, and $30.0 million related to borrowings under the revolving credit facility, offset by $359.9 million of cash used for the repayment of debt, $396.3 million of cash provided by related to changes in the net obligations for funds held on behalf of customers, and $4.0 million of cash dividends paid to the redeemable senior preferred stockholders.
Long-term Debt
As of September 30, 2022, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $599.3 million, compared to $610.3 million at December 31, 2021, resulting in a decrease of $11.0 million. The debt balance at September 30, 2022 consisted of $612.3 million outstanding under the term facility and $6.0 million outstanding under the revolving credit facility, offset by $19.0 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of September 30, 2022, the Total Net Leverage Ratio was not applicable and the Company was in compliance with our financial covenants.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, the Company implemented new general ledger, accounts payable, consolidation and financial reporting systems. The implementation involved changes to certain processes and related internal controls over financial reporting. The Company has reviewed the system and controls affected and has made the appropriate changes as necessary.
There have been no other changes in the Company's internal control over financial reporting during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	395,743	$4.02	391,921	1,228,834
August 1-31, 2022	103,305	$4.53	103,305	1,125,529
September 1-30, 2022	131,447	$4.07	131,447	994,082
Total	630,495	$4.09	626,673

(1)Includes shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the vesting date.
(2)In May 2022, the Company's Board of Directors approved a stock repurchase program for the purchase of up to 2.0 million of the Company's Common Stock outstanding for up to $10.0 million.

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

10.15	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.16	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.

10.17	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.18 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.19 †	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.21 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.22	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
10.23	Form Restricted Stock Unit Award Agreement
10.24 *	Executive Employment Agreement between Priority Technology Holdings, Inc. and Tim O'Leary, dated September 19, 2022
21.1	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

November 10, 2022	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

November 10, 2022	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)