Form 10-K
period 2022-12-31
Priority Technology Holdings, Inc.
filed 2023-03-23
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number: 001-37872
Priority Technology Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware		47-4257046
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2001 Westside Parkway
Suite 155
Alpharetta,	Georgia	30004
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (404) 952-2107

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PRTH	Nasdaq Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $56.8 million (based upon the closing sale price of the Common Stock on that date on The Nasdaq Capital Market).
As of March 17, 2023, the number of the registrant's Common Stock outstanding was 78,890,749.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Priority Technology Holdings, Inc., scheduled to be held on May 24, 2023, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2022.
.

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

Commonly Used or Defined Terms

Term	Definition
2018 Plan	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
2022 Share Repurchase Program	Priority Technology Holdings, Inc. 2022 Share Repurchase Program
ACH	Automated clearing house
AML	Anti-money laundering
AP	Accounts payable
API	Application program interface
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATI	Adjusted taxable income
B2B	Business-to-business
B2C	Business-to-consumer
BSA	Bank Secrecy Act of 1970, as amended by the USA Patriot Act of 2001
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Protection Act
CEO	The Company's Chairman and Chief Executive Officer
Common Stock	The Company's Common Stock, par value $.001
the Company	Priority Technology Holdings, Inc. and Subsidiaries
Credit Agreement	Credit and Guaranty Agreement dated April 27, 2021, by and between the Company and Truist Bank
CRM	Customer relationship management
Delayed Draw Term Loan	Delayed draw term loan facility under the credit agreement
Dodd-Frank Act	Dodd Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Electronic Payments	Payments with credit, debit and prepaid cards
EPS	Earnings (loss) per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934
EGC	Emerging Growth Company
FASB	Financial Accounting Standards Board
FBO	For the benefit of
FCA	United Kingdom's Financial Conduct Authority
FCRA	Fair Credit Reporting Act
Federal Reserve Board	Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FI	Financial institution
FIFO	First in, first out
FinCEN	Financial Crimes Enforcement Network

Finxera	Finxera Holdings, Inc.
FSOC	Financial Stability Oversight Council
GAAP	United States Generally Accepted Accounting Principles
Initial Term Loan	A senior secured first lien term loan facility in an aggregate principal amount of $300,000,000
IRA	Inflation Reduction Act
ISO	Independent sales organization
ISV	Independent software vendors
IT	Information technology
LIBOR	London Interbank Offered Rate
LIFO	Last in, first out
LLC	Limited Liability Company
Nasdaq	National Association of Securities Dealers Automated Quotations
NCI	Non-controlling interests
OFAC	Office of Foreign Assets Control
PHOT	Priority Hospitality Technology, LLC
PIK	Payment-in-kind
POS	Point-of-sale
PRET	Priority Real Estate Technology, LLC
PRTH	Priority Technology Holding's Nasdaq Capital Market trading symbol
Redeemable NCI's	Redeemable non-controlling preferred equity interests
ROU Asset	Right of use asset
RSU	Restricted stock units
SaaS	Software as a Service
SAR	Stock appreciation rights
SEC	Securities and Exchange Commission
SMB	Small and medium-sized businesses
SMS	Short message service
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRC	Smaller reporting company
Tax Act	The Housing Assistance Tax Act of 2008
TCPA	Federal Telephone Consumer Protection Act of 1991
Term Facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320 million delayed draw facility).
Total Net Leverage Ratio	The ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement).
Total Preferred Equity Interest	up to $4.5 million of profits earned by PHOT, plus a preferred yield (6.0% per year)
Truist	Truist Bank
TSP	Technology service provider
U.S.	United States
VARs	Value-added resellers

PART I.

Item 1. Business
Overview of the Company
Priority is a leading payments technology company that leverages a purpose-built platform to enable clients to collect, store and send money, operating at scale. We help our customers take and make payments while managing business and consumer operating accounts to monetize payment networks. Our tailored, agile technology powers high-value payments products bolstered by our industry leading personalized support.
Priority was established in 2005 and has grown from a founder-financed startup to become the 5th largest non-bank merchant acquirer in the U.S. by volume. Since inception, we have built a native technology platform that provides all forms of payments (card acquiring and issuing, ACH, check and wire) and embedded finance services that serve SMB, ISV and enterprise customers. Collectively, our single platform to collect, store and send money currently processes approximately $113 billion in payment volume on behalf of its approximately 260,000 SMB and ISV customers and has established approximately 75,000 supplier relationships. Priority maintains a global business platform with 870 employees operating from its headquarters in Alpharetta, GA and offices in other locations, including New York, NY; Hicksville, NY; Chattanooga, TN; Raleigh, NC; Houston, TX; and Chandigarh, India.
Priority delivers value to its partners by leveraging its payments and embedded finance technology to deliver solutions that power modern commerce for SMBs and enterprise software and business partners. Our approach is simple, we handle the complexities of payments and embedded finance to free our partners to focus on their core business objectives. Priority's solutions are offered via API or proprietary applications with nationwide money transmission licenses, providing end-to-end operational support including automated risk management and underwriting, full compliance and industry leading customer service.
Our growth has been underpinned by three key strengths: 1) market leading proprietary product platforms in SMB, B2B and Enterprise Payments verticals; 2) focused distribution engines dedicated to helping our partners monetize their merchant payment networks; and 3) a cost-efficient, agile payment and business processing infrastructure, purpose-built to support our partners in operating in these distinct market verticals.
Priority's solutions are delivered via internally developed payment applications and services to customers in the following business segments:
•SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank and Mastercard).
•Enterprise Payments: Provides embedded payment and treasury solutions to enterprise customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.

Priority Unified Commerce Platform

CURATED APPS

SMB ACQUIRING

MX Merchant

MX Connect

MX POS

MX Retail	LandlordStation
MX Restaurant	e|tab
MX QSR	PayRight
MX Build	MX Givv

PRIORITY B2B

CPX

CPX API

ENTERPRISE

CFTPay

CFTConnect

Passport API

BANKING

Passport Account U/I

Passport Commerce APIs (Passport)

ENGINE

Passport Platform Architecture (Shared Macro/Micro Services)

PAYMENTS

Card Processing • Compliance
Card Issuing • Pay Fac

BANKING

Virtual Accounts • Ledger • ACH/ACH+ • Compliance
Check Processing /Recon • Bill Payments

DATA SCIENCE

Data Warehouse • Business Intelligence
Data Science • Visualization

1

The MX product line provides technology-enabled payment acceptance and business management capabilities to merchants, enterprises and our distribution partners. The MX product line includes MX Connect and MX Merchant products, which together provide resellers and merchant clients a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. MX Connect provides our SMB payments reselling partners with automated tools that support low friction merchant on-boarding, underwriting and risk management, client service, and commission processing through a single mobile-enabled, web-based interface. The result is a smooth merchant activation onto our flagship consumer payments offering, MX Merchant, which provides core processing and business solutions to SMB clients. In addition to payment processing, the MX Merchant product line encompasses a variety of proprietary and third-party product applications that merchants can adopt such as MX Insights, MX Storefront, MX Retail, MX Invoice, MX B2B and ACH.com, among others. This comprehensive suite of solutions enables merchants to 1) identify key consumer trends in their businesses; 2) quickly implement e-commerce or retail POS solutions; and 3) handle ACH payments. By empowering resellers to adopt a consultative selling approach and embedding our technology into the critical day-to-day workflows and operations of both merchants and resellers, we believe that we have established and maintained "sticky" relationships. We believe that our strong retention, coupled with consistent merchant onboarding, have resulted in strong processing volume and revenue growth.
In addition to our SMB offering, we have diversified our source of revenues through our growing presence in the B2B market. We provide automated AP offerings to our enterprise clients and financial institutions through our CPX platform. Our CPX platform offers clients a seamless bridge for buyer-to-supplier (payor-to-provider) payments by integrating directly to a buyer's payment instruction file and parsing it for payment to suppliers via virtual card, purchase card, ACH +, dynamic discounting or check. Successful implementation of our AP automation solutions provides: 1) suppliers with the benefits of cash acceleration; 2) buyers with valuable rebate/discount revenue: and 3) the Company with stable sources of payment processing and other revenue. Additionally, we provide curated managed services and a robust suite of integrated AP automation solutions to industry leading FIs and card networks such as Citibank, Mastercard and Visa, among others. Considering that the commercial payments volume in the U.S. is over twice the size of consumer payments and substantially less penetrated for Electronic Payments, we believe that this market represents a high growth opportunity for us.
Our Enterprise Payments segment provides embedded payment and treasury solutions to enterprise customers that modernize legacy platforms and accelerate modern software partners looking to monetize payment components. We provide solutions for

ISVs, third-party integrators, and merchants that allow for the leveraging of our core payments engine, our automated payables platform or our account ledgering capabilities all via API resources.
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
For the year ended December 31, 2022, we generated revenue of $663.6 million, net loss attributable to common stockholders of $39.0 million and operating income of $56.2 million, compared to revenue of $514.9 million, net loss attributable to common stockholders of $24.6 million and operating income of $33.1 million for the year ended December 31, 2021.
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
•Convergence of Payments and Embedded Finance Solutions – As consumer behavior shifted during the COVID-19 pandemic, the scale of disruption grew dramatically and we believe the speed of change will continue to rise. The appetite of both merchants and consumers for new alternatives to traditional payment options remains top of mind and big tech companies, fintechs, challenger banks and other non-bank entrants are driving market disruption by offering customers better user experiences at lower prices. The continued displacement of cash and checks over the next several years, helped along by customers' adoption of digital shopping and fueled by their desire to avoid contact with physical infrastructure and objects, continues to create even more opportunities for disruption in payments.
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
Competitive Strengths
We possess certain attributes that we believe differentiate us as a leading provider of merchant acquiring, commercial payment and embedded finance solutions in the U.S. Our key competitive strengths include:
•Diverse Reseller Community – We maintain strong reseller relationships with approximately 1,300 partners, including ISOs, FIs, ISVs, VARs and other referral partners. MX Connect enables resellers to efficiently market merchant acquiring solutions to a broad base of merchants through a one-to-many distribution model. We believe that our ability to service our reseller partners through a comprehensive offering provides a competitive advantage that has allowed the Company to build a large, diverse merchant base characterized by high retention. The strengths of our technology offering are manifested in the fact that we maintain ownership of merchant contracts, with most reseller contracts including strong non-solicit and portability restrictions.
•Comprehensive Suite of Payment Solutions – We offer a comprehensive and differentiated suite of traditional and emerging payment products and services that enables SMBs to address their payment needs through one provider. Our purpose-built proprietary technology provides technology-enabled payment acceptance and business management solutions to merchants, enterprises and ISVs. We provide a payment processing platform that allows merchants to accept Electronic Payments (e.g., credit cards, debit cards, and ACH) at the POS, online, and via mobile payment technologies. We deliver innovative business management products and add-on features that meet the needs of SMBs across different vertical markets. Additionally, with our embedded finance offerings, we are uniquely positioned to collect, store and send money on behalf of our customers. As a result, we believe we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption and value-add service utilization that is underway in the SMB market. We believe our solutions facilitate a superior merchant experience that results in increased customer lifetime value.
•Highly Scalable Business Model with Operating Leverage – As a result of thoughtful investments in our technology, we have developed robust and differentiated infrastructure that has enabled us to scale in a cost-efficient manner. Our operating efficiency supports a low capital expenditure environment to develop product enhancements that drive organic growth across our SMB, B2B and Enterprise payment ecosystems, as well as, attract both reselling partners and enterprise clients looking for best-in-class solutions. By creating a cost-efficient environment that facilitates the combination of ongoing product innovation to drive organic growth and stable cash flow to fund acquisitions, we anticipate ongoing economies of scale and increased margins over time.
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
Growth Strategies
We intend to continue to execute a multi-pronged growth strategy, with diverse organic initiatives supplemented by acquisitions. Growth strategies include:
Organic Growth in our Reseller and Merchant Base
We expect to grow through our existing reseller network and merchant base by capitalizing on the organic growth of existing merchant volume and reseller merchant portfolios. By providing resellers with agile tools to manage their sales businesses and grow their merchant portfolio, we have established a solid base from which to generate new merchant adoption and retain existing merchants. By engaging in a consultative partnership approach, we maintain strong relationships with our reseller partners and continue to exhibit strong merchant adoption and volume growth trends. Through our resellers, we provide merchants with full-service acquiring solutions, as well as value-added services and tools to streamline their business processes and enable them to focus on driving same store sales growth.
Deploy our Embedded Finance Solution to Enterprise Customers
Our Enterprise Payments segment, and its flagship product Priority Passport enables software partners and business platform customers to embed our payments and treasury solutions into their core operating and business systems that deliver a fully automated and digital experience to collect, store and send money for their customers. Through Passport, Priority delivers a fully embedded finance solution to customers that manages the inflows and outflows, and reconciliation, of all forms of payments (ACH, wire, check, credit and debit) for an infinite number of clients from a single account. The platform today manages over 460,000 active accounts and, through its money transmission licenses in 46 U.S. states and two U.S. territories, handles over $500 million in deposits across a growing number of banking partners. This segment is quickly growing as marketplaces, gig economy platforms, software partners, and legacy business platforms are incorporating features of payment processing and embedded finance services into their customer experience and enhance their offering.
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
Deploy Industry Specific Payment Technology
We intend to continue to enhance and deploy our technology-enabled payment solutions and our capabilities to collect, store and send money into industry-specific verticals. We continue to identify and evaluate new, attractive industries where we can deliver differentiated technology-enabled payment solutions that meet merchants' industry-specific needs.
Expand Electronic Payments Share of B2B Transactions with CPX
We have a growing presence in the commercial payments market where we provide curated managed services and AP automation solutions to industry leading FIs and card networks such as Citibank, Mastercard and Visa. The commercial payments market is the largest and one of the fastest growing payments markets in the U.S. by volume. We are well positioned to capitalize on the shift from check to Electronic Payments, which currently lags the consumer payments market, by eliminating the friction between buyers and suppliers through our industry leading offerings. We believe this will drive strong growth and profitability.
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

Our B2B segment obtains its partner clients through: 1) direct sales initiatives; 2) ISVs and business partnerships; 3) the card networks (Mastercard and Visa); and 4) large U.S. banking institutions. We support a direct vendor sales model that provides turn-key merchant development, product sales and supplier enablement programs. By establishing a seamless bridge for buyer-to-supplier (payor-to-provider) payments that is integrated directly to a buyer's payment instruction file to facilitate payments to vendors via all payment types (virtual card, purchase card, ACH +, dynamic discounting), we have established ourselves as one of the top solutions in commercial payments.
Our Enterprise segment goes to market through integrations with software partners and business platform customers by enabling them to embed our payments and treasury solutions into their core operating and business systems. Priority’s Passport offering provides those partners with a fully automated, scalable and integrated financial tool to collect, store and send money for their customers.
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
Third-party Processors and Sponsor Banks
We partner with various vendors in the payments value chain, most notably processors and sponsor banks which sit between us (the merchant acquirer) and the card networks, to assist us in providing payment processing services to merchant clients. Processing is a scale-driven business in which many acquirers outsource the processing function to a small number of large processors. In these partnerships, we serve as a merchant acquirer and enter into processing agreements with payment processors, such as First Data or Global Payments, to assist us in providing front-end and back-end transaction processing services for our merchants. These third parties are compensated for their services. These processors in turn have agreements with card networks such as Visa and Mastercard, through which the transaction information is routed in exchange for network fees.
To provide processing services, merchant acquirers like Priority must be registered with the card networks (e.g., Visa and Mastercard). To register with a card network in the U.S., acquirers must maintain relationships with banks willing to sponsor the merchant acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Wells Fargo, Synovus Bank, Pueblo Bank, Sutton Bank, Fifth Third Bank and Axiom Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by South State Bank and Fifth Third Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for Mastercard) across the card networks (or ACH network) to authorize and clear transactions.

Risk Management
Our thoughtful merchant and reseller underwriting policies combined with our forward-looking transaction monitoring capabilities have enabled us to maintain low credit loss performance. Our risk management strategies are informed by a team with decades of experience managing merchant acquiring risk operations that are augmented by our rules-based modern systems designed to manage risk at the transaction level.
Initial Underwriting – Central to our risk management process are our front-line underwriting policies that vet all resellers and merchants prior to their contractual arrangements with us. Our automated risk systems pull: 1) credit bureau reports; 2) corporate ownership details; 3) anti-money laundering information; and, 4) OFAC and FinCEN information from a variety of integrated databases. The collected information is delivered to a tenured team of underwriters who conduct any necessary industry checks, financial performance analysis or owner background checks, consistent with our policies. Based upon these results, the underwriting department rejects or approves the merchant or reseller and sets appropriate merchant and reseller reserve requirements which are held by our bank sponsors on our behalf. Resellers are subject to quarterly and/or annual assessments for financial strength in compliance with our policies and adjustments to reserve levels. The results of our initial merchant underwriting process inform the transaction-level risk limits for volume, average ticket, transaction types and authorization codes that are captured by our CYRIS risk module - a proprietary risk system that monitors and reports transaction risk activity to our risk team. This transaction-level risk module, housed within MX Connect, forms the foundational risk management framework that enables the Company to optimize transaction activity and processing scale while preserving a modest aggregate risk profile that has resulted in historically low losses.
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
Acquisitions and Dispositions of Businesses
On November 18, 2022, the Company completed our acquisition of certain assets of Ovvi, LLC. Ovvi, LLC operated as a SaaS proprietary platform for the restaurant, hospitality and retail industries. The acquisition will allow the Company to offer point of sale software and hardware systems, comprehensive ancillary services and processing services.
On September 17, 2021, The Company completed our acquisition of Finxera. Finxera is a provider of deposit account management and licensed money transmission services in the U.S. The acquisition of Finxera allows the Company to offer clients turn-key merchant services, payment facilitation, card issuing, automated payables, virtual banking, e-wallet tools, risk management, underwriting and compliance on a single platform.
See Note 2. Acquisitions for additional information related to the Company's acquisitions. For information regarding our business disposal, see Note 3. Disposal of Business.

Competition
The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume. When excluding banks, we ranked 5th among U.S. non-bank merchant acquirers, according to the Nilson Report issued in March 2022.
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
Pricing has historically been the key factor influencing the selection of a merchant acquirer. Providers with more advanced tech-enabled services (primarily online and integrated offerings), have an advantage over providers who are operating legacy technology and offering undifferentiated services that have come under pricing pressure from higher levels of competition. High quality customer service further differentiates providers as this helps to reduce attrition. Other competitive factors that set acquirers apart include: 1) price; 2) breadth of product offerings; 3) partnerships with FIs; 4) servicing capability; 5) data security; and 6) functionality. Leading acquirers are expected to continue to add additional services to expand cross-selling opportunities, primarily in omni-channel payment solutions, POS software, payments security, customer loyalty and other payments-related offerings.
The largest opportunity for acquirers to expand is within the SMB merchant market. According to the SMB Group, a markets insight firm for SMBs, the majority of SMBs recognize the upside that tech-enabled solutions provide to daily operations and long-term growth potential. As small businesses increasingly demand integrated solutions tailored to specific business functions or industries, merchant processors are adopting payment-enabled software offerings that combine embedded finance products with core business operating software. By subsisting within SMB's critical business software, processors are able to improve economic results through better merchant retention and higher processing margins. Through our MX Merchant platform, we are well-positioned to capitalize on the trend towards integrated solutions, new technology adoption and value added-service utilization in the SMB market.
Government Regulation and Payment Network Rules
We operate in an increasingly complex legal and regulatory environment. We are subject to a variety of federal, state and local laws and regulations and the rules and standards of the payment networks that are utilized to provide our electronic payment services, as more fully described below.
Wall Street Reform and Consumer Protection Act
The Dodd-Frank Act resulted in significant structural and other changes to the regulation of the financial services industry. The Dodd-Frank Act directed the Federal Reserve Board to regulate the debit interchange transaction fees that a card issuer or payment card network receives or charges for an electronic debit transaction. Pursuant to the so-called "Durbin Amendment" to the Dodd-Frank Act, these fees must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Pursuant to regulations promulgated by the Federal Reserve Board, debit interchange rates for card issuers with assets of $10.0 billion or more are capped at $0.21 per transaction and an ad valorem component of five basis points to reflect a portion of the issuer's fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The cap on interchange fees has not had a material direct effect on our results of operations.
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
The Dodd-Frank Act created the CFPB, which has assumed responsibility for enforcing federal consumer protection laws, and the FSOC, which was established to, among other things, identify risks to the stability of the U.S. financial system. The FSOC has the authority to require supervision and regulation of nonbank financial companies that the FSOC determines pose a systemic risk to the U.S. financial system. Accordingly, we may be subject to additional systemic risk-related oversight.
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
Banking Laws and Regulations
The FFIEC is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency and the Bureau of Consumer Financial Protection. The FFIEC examines large data processors to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.
We are considered by the FFIEC to be a TSP based on the services we provide to FIs. As a TSP, we are subject to audits by an interagency group consisting of the Federal Reserve System, the FDIC, and the Office of the Comptroller of the Currency.
We also hold money transmission licenses in 46 U.S. states and two U.S. territories. Accordingly, we are subject to the applicable laws and regulations and are subject to examinations by state banking regulators.
Privacy and Information Security Laws
We provide services that may be subject to various state, federal and foreign privacy laws and regulations. These laws and regulations include: 1) the federal Gramm-Leach-Bliley Act of 1999, which applies to a broad range of FIs and to companies that provide services to FIs in the U.S.; 2) certain health care technology laws, including HIPAA and the Health Information Technology for Economic and Clinical Act; and 3) the CCPA, which establishes a new privacy framework for covered businesses by: i) creating an expanded definition of personal information; ii) establishing new data privacy rights for consumers in the State of California; iii) imposing special rules on the collection of consumer data from minors; and iv) creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. We are also subject to a variety of foreign data protection and privacy laws, including, without limitation, Directive 95/46/EC, as implemented in each member state of the European Union and its successor, the General Data Protection Regulation. Among other things, these foreign and domestic laws, and their implementing regulations, in certain cases: 1) restrict the collection, processing, storage, use and disclosure of personal information; 2) require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use; and 3) disclosure of protected information. These laws also impose requirements for safeguarding and removal or elimination of personal information.
AML and Counter-terrorism Regulation
The U.S. federal anti-money laundering laws and regulations, including the BSA, and the BSA implementing regulations administered by FinCEN, a bureau of the U.S. Department of the Treasury, require, among other things, each financial institution to: 1) develop and implement a risk-based anti-money laundering program; 2) file reports on large currency transactions; 3) file suspicious activity reports if the financial institution believes a customer may be violating U.S. laws and regulations; and 4) maintain transaction records. Given that a number of our clients are FIs that are directly subject to U.S.

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
Telephone Consumer Protection Act
We are subject to the Federal TCPA and various state laws to the extent we place telephone calls and SMS messages to clients and consumers. The TCPA regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices and can alter the way we do business.
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
Human Capital Management
As of December 31, 2022, we employed 870 employees, of which 863 were employed full-time. We have employees residing throughout the United States and India. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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
Inclusion and Diversity
Our inclusion and diversity program focuses on our employees, workplace and community. We believe that our business is strengthened by a diverse workforce that reflects the communities in which we operate. We believe all of our employees should be treated with respect and equality, regardless of gender, ethnicity, sexual orientation, gender identity, religious beliefs or other characteristics. Inclusion and diversity remain a common thread in all of our human resource practices so that we can attract, develop and retain the best talent for our workforce.
Availability of Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge on our internet website at www.prth.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to the SEC. The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
The COVID-19 pandemic and the mitigation efforts by governments and other parties to attempt to control the spread of the virus (including its variants) have adversely impacted the U.S. and global economy, leading to significant changes in consumer and business spending and economic activity and disruptions and volatility in the U.S. and global capital markets. :
•merchant temporary closures and failures;
•third-party disruptions, including potential outages at network providers and other suppliers; and
•increased cyber and payment fraud risk.
Although we have experienced increased demand for some of our service offerings as a result of an accelerated shift to electronic payments, we believe that the COVID-19 pandemic, the mitigation efforts and the resulting economic impact have had, and may continue to have, an overall adverse effect on our business, results of operations and financial condition. The full effects of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and difficult to predict at this time, including, but not limited to, the severity of the pandemic, the restrictive/mitigation actions taken to contain the virus or treat its effects, and its effects on our customers. Accordingly, while the COVID-19 pandemic could have an adverse effect on our revenues and financial results for reporting periods after 2022, the ultimate effects on our operations, financial condition and cash flows cannot be determined at this time.
Unauthorized access to our systems or unauthorized disclosure of merchant or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.
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
Information security risks for us and our competitors have substantially increased in recent years in part due to the proliferation of new technologies and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including hostile nation-state actors. The techniques used to obtain unauthorized access, disable or degrade service, sabotage systems or utilize payment systems in an effort to perpetrate financial fraud change frequently and are often difficult to detect and all of which we are vulnerable to. We have been the target of brute force attempts to obtain unauthorized access to our systems. Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Computer viruses can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated third parties. Additionally, denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our services or to create a diversion for other malicious activities. Our defensive measures may not prevent down-time, unauthorized access or use of sensitive data. While we maintain insurance coverage that will cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Furthermore, we do not control the actions of our third-party partners and customers in their systems. These third parties may experience security breaches and any future problems experienced by these third parties, including those resulting from cyber attacks or other breakdowns or disruptions in services, could adversely affect our ability to conduct our business or expose us to liability. Further, our agreements with our bank sponsors and our third-party payment processors (as well as payment network requirements) require us to take certain protective measures to ensure the confidentiality of merchant and consumer data. Any such actions, attacks or failure to adequately comply with these protective measures could hurt our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, or subject us to fees, penalties, sanctions, litigation or termination of our bank sponsor agreements or our third-party payment processor agreements.
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
The payment processing industry is highly competitive. We primarily compete in the SMB merchant industry. We compete with FIs and their affiliates, independent payment processing companies and ISOs. We also compete with many of these same entities for production through distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of Electronic Payments, particularly Electronic Payments to SMB merchants, and our ability to increase our market share through successful competitive efforts to gain new merchants and distribution partners.
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
Our business is affected by laws and regulations and examinations that affect us and our industries. Regulation and proposed regulation of the payments industry has increased significantly in recent years. Failure to comply with regulations or guidelines may result in the suspension or revocation of a license or registration, the limitation, suspension or termination of service, including money transmission services, and the imposition of civil and criminal penalties, including fines, or may cause customers or potential customers to be reluctant to do business with us, any of which could have an adverse effect on our financial condition.
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
Our business may also be subject to the FCRA, which regulates the use and reporting of consumer credit information and also imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices under the FCRA are not in compliance with the FCRA or regulations under it.
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
Substantially all of our indebtedness is variable rate debt, primarily based on LIBOR. LIBOR has been the subject of recent national, international, and other regulatory guidance and proposals for reform, which will cause LIBOR to disappear entirely in 2023 and largely be replaced by SOFR. As a result of this variable rate debt, an increase in interest rates generally, such as those we have recently experienced, would adversely affect our profitability. We may enter into pay-fixed interest rate swaps or other derivative transactions to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
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
There is a limited trading market for our Warrants, which might adversely affect the liquidity, market price and price volatility of the Warrants. In addition, our publicly traded Warrants have been removed from quotation on The Nasdaq Capital Market. As a result, investors in our Warrants may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Warrants, and the ability of our stockholders to sell our Warrants in the secondary market has been materially limited.
Financial Risks
Changes in the method for determining the LIBOR and the potential replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, results of operations and cash flows.
The majority of our current indebtedness bears interest at a variable rate based on LIBOR, and we may incur additional indebtedness based on LIBOR. In July 2017, the FCA, a regulator of financial services firms and financial markets in the United Kingdom, stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The ICE Benchmark Administration Limited recently announced that LIBOR settings will cease at the end of June 2023. The Alternative Reference Rates Committee has proposed the SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. At this time, it is not possible to predict when LIBOR will be replaced as the reference rate in the agreements governing the Company's indebtedness or the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. When LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form prior to LIBOR’s cessation, however, the Company's borrowing costs may be adversely affected.

Item 1B. Unresolved Staff Comments
N/A

Item 2. Properties
We operate from several offices throughout the U.S. and one office in India, all of which we lease.
Our key office locations include:
•corporate headquarters in Alpharetta, GA;
•administrative office in Hicksville, NY;
•administrative office in New York, NY;
•administrative office in Raleigh, NC; and
•administrative office in Chandigarh, India.
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
On July 25, 2018, our Common Stock began trading on The Nasdaq Capital Market under the symbol "PRTH". As of March 17, 2023, we had 85 holders of record of our Common Stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our Common Stock.
Equity Compensation Plan Information

Period	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,689,353	$6.88	3,505,286
Equity Compensation Plans not approved by security holders	—	$—	—
(1)Represents stock options and RSU outstanding under the Company's 2018 Plan.
(2)The weighted-average exercise price set forth in this column is calculated for stock options outstanding and excludes outstanding RSU awards, since recipients are not required to pay an exercise price to receive the shares related to these awards.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by the Company of its Common Stock during the three months ended December 31, 2022 (shares are in whole units):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	154,356	$4.62	121,593	872,489
November 1-30, 2022	177,508	$5.40	165,586	706,903
December 1-31, 2022	201,087	$5.43	16,277	690,626
Total	532,951		303,456
(1)Includes shares withheld to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards. The number of shares withheld was determined based on the fair market value on the vesting date.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Certain amounts in this section may not add mathematically due to rounding.
For a description and additional information about our three reportable segments, see Note 20. Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations
This section includes certain components of our results of operations for the years ended December 31, 2022 (or "2022"), December 31, 2021 (or "2021") and December 31, 2020 (or "2020"). We have derived this data, except key indicators for merchant bankcard processing dollar values and transaction volumes, from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Revenue
For the year ended December 31, 2022, our consolidated revenue of $663.6 million increased by $148.7 million, or 28.9%, from $514.9 million for the year ended December 31, 2021. This overall increase was driven by an increase in payment volumes fueled by: 1) increased consumer spending and 2) the full-year impact of businesses acquired during the prior year.
Revenues by type for 2022 and 2021 were as follows:

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Revenue Type:
Merchant card fees	$553,037	$468,764	$84,273
Money transmission services	71,536	19,415	52,121
Outsourced services and other services	29,627	21,033	8,594
Equipment	9,441	5,689	3,752
Total revenues	$663,641	$514,901	$148,740
Merchant Card Fees
For the year ended December 31, 2022, our merchant card fees revenue of $553.0 million increased by $84.2 million, or 18.0%, from $468.8 million for the year ended December 31, 2021. This increase was driven by an increase in the merchant bankcard volume processed by the Company.
Money Transmission Services
Money transmission services revenue of $71.5 million for the year ended December 31, 2022 increased by $52.1 million or 268.6%, from $19.4 million for the year ended December 31, 2021 and is primarily related to the full-year impact of the Finxera acquisition in September 2021 and continued growth in the customers and markets it serves.

Outsourced Services and Other Services
Outsourced services and other services revenue of $29.6 million for the year ended December 31, 2022 increased by $8.6 million, or 41.0%, from $21.0 million for the year ended December 31, 2021. This increase was primarily driven by growth in revenue from AP automation solutions and increased volumes in the card issuing business. The increase was offset by a decrease of $1.7 million driven by the wind down of certain customer programs in the managed services business.
Equipment
Equipment revenue of $9.4 million for the year ended December 31, 2022, increased by $3.7 million, or 64.9%, from $5.7 million for the year ended December 31, 2021. The increase was primarily due to increased sales of mobile card reader equipment and other equipment from our MX product line.
Operating Expenses
Operating expenses for 2022 and 2021 were as follows:

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$436,753	$359,885	$76,868
Salary and employee benefits	65,077	43,818	21,259
Depreciation and amortization	70,681	49,697	20,984
Selling, general and administrative	34,965	28,408	6,557
Total operating expenses	$607,476	$481,808	$125,668
Costs of Services (excludes depreciation and amortization)
Costs of services (excludes depreciation and amortization) of $436.8 million for the year ended December 31, 2022 increased by $76.9 million, or 21.4%, from $359.9 million for the year ended December 31, 2021, primarily due to the corresponding increase in revenues. For the year ended December 31, 2022, costs of services (excluding depreciation and amortization) as a percentage of total revenues decreased to 65.8% as compared to 69.9% for the year ended December 31, 2021. This decrease was primarily due the full-year impact of the Finxera acquisition in September 2021, partially offset by a mix of bankcard volume growth from larger reseller partners with higher commissions.
Salary and employee benefits
Salary and employee benefits expense of $65.1 million for the year ended December 31, 2022 increased by $21.3 million, or 48.6%, from $43.8 million for the year ended December 31, 2021, primarily due to pay raises, full-year impact of the Finxera business acquired in September 2021, an increase in stock-based compensation and overall growth of the Company. The Company's employee headcount increased to 870 in 2022 from 790 in 2021.
Depreciation and amortization expense
Depreciation and amortization expense of $70.7 million for the year ended December 31, 2022 increased by $21.0 million, or 42.3%, from $49.7 million for the year ended December 31, 2021, primarily due to the full-year amortization of finite-lived intangible assets from acquired businesses.
Selling, general and administrative
Selling, general and administrative expenses of $35.0 million for the year ended December 31, 2022 increased by $6.6 million, or 23.2%, from $28.4 million for the year ended December 31, 2021, primarily due to full-year impact of acquired businesses and certain non-recurring projects.

Other (Expenses) Income, net

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Other (expense) income
Interest expense	$(53,554)	$(36,485)	$(17,069)
Debt extinguishment and modification costs	—	(8,322)	8,322
Gain on sale of business and investment	—	7,643	(7,643)
Other income, net	589	202	387
Total other expenses, net	$(52,965)	$(36,962)	$(16,003)

Interest expense
Interest expense of $53.6 million for the year ended December 31, 2022 increased by $17.1 million, or 46.8%, from $36.5 million for the year ended December 31, 2021, primarily due to full-year impact of additional borrowings to fund acquisitions in 2021 and an increase in variable interest rates in 2022.
Debt extinguishment and modification Costs
The Company refinanced its credit facilities in April 2021 and expensed unamortized deferred costs and discounts of $3.0 million associated with the retirement of its subordinated debt facility and expensed $5.3 million of third-party costs incurred in connection with the refinancing.
Gain on sale of business and investment
Gain on sale of business and investment for the year ended December 31, 2021 was $7.6 million, which resulted from consideration received by the Company in connection with the termination of certain warrants held in the Common Stock of an entity that was sold during the prior year.
Income tax expense

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Income (loss) before income taxes	$3,200	$(3,869)	$7,069
Income tax expense	$5,350	$(5,258)	$10,608
Effective tax rate	167.2%	135.9%
The effective tax rate for 2022 increased primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2022 may not be indicative of our effective tax rate for future periods.
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

Earnings Attributable to Common Shareholders

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Net income (loss)	$(2,150)	$1,389	$(3,539)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(36,880)	(18,009)	(18,871)
Less: NCI preferred unit redemptions, net of deferred tax benefit	—	(8,021)	8,021
Net loss attributable to common stockholders	$(39,030)	$(24,641)	$(14,389)
Dividends and accretion attributable to redeemable senior preferred stockholders was $36.9 million for the year ended December 31, 2022, and was comprised of $22.1 million of accumulated dividends accrued as part of the carrying value of the redeemable senior preferred stock and the cash dividend payable at year end, $11.5 million of dividends that were paid in cash, and $3.3 million related to accretion of discounts and issuance costs for the redeemable senior preferred stock. The increase in dividends and accretion attributable to redeemable senior preferred stockholders from 2021 to 2022 is due to a full-year impact of dividends and accretion, as well as an increase in the dividend rate for 2022 resulting from an increase in variable interest rates during the year.
Segment Results
SMB Payments

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Revenue	$562,237	$475,630	$86,607
Operating expenses	507,371	422,746	84,625
Operating income	$54,866	$52,884	$1,982
Operating margin	9.8%	11.1%
Depreciation and amortization	$43,925	$41,144	$2,781
Key Indicators:
Merchant bankcard processing dollar value	$59,440,491	$53,411,622	$6,028,869
Merchant bankcard transaction volume	636,576	578,102	58,474
Revenue
Revenue from our SMB Payments segment was $562.2 million for the year ended December 31, 2022, compared to $475.6 million for the year ended December 31, 2021. The increase of $86.6 million, or 18.2%, was primarily driven by increased merchant bankcard volume and certain fee revenues. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2022 increased to 0.95% from 0.89% during 2021. The increase was primarily driven by increased volume (transaction count) related fee revenues and changes in the merchant mix.
Operating Income
Operating income from our SMB Payments segment was $54.9 million for the year ended December 31, 2022, compared to $52.9 million for the year ended December 31, 2021. The increase of $2.0 million, or 3.8%, is due to increased revenue and was offset by a mix of volume growth from larger reseller partners with higher commissions and an increase in other operating expenses. Increase in other operating expenses include a $6.3 million increase in salary and employee benefits due to higher headcount, a $2.2 million increase in selling, general and administrative expenses driven by higher travel and other operating costs, a $2.8 million increase in depreciation and amortization, and higher stock-based compensation and pay raises. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives. Increase in other operating expenses were offset by an increase in operating income from higher revenue.

B2B Payments

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Revenue	$18,890	$17,138	$1,752
Operating expenses	18,682	17,003	1,679
Operating income	$208	$135	$73
Operating margin	1.1%	0.8%
Depreciation and amortization	$744	$294	$450
Key Indicators:
Merchant bankcard processing dollar value	$526,812	$323,502	$203,310
Merchant bankcard transaction volume	304	220	84
Revenue
Revenue from our B2B Payments segment was $18.9 million for the year ended December 31, 2022, compared to $17.1 million for the year ended December 31, 2021. The increase of $1.8 million, or 10.5%, was primarily driven by an increase of $3.5 million in the CPX business, of which $2.5 million is related to volume growth, and the remaining increase of $1.0 million is from the recognition of certain revenues for which recovery became probable during the current year. This increase was offset by a decrease of $1.7 million driven by the wind down of certain customer programs in the managed services business.
Operating Income
Operating income from our B2B Payments segment was $0.2 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. This is due to the increase in revenue from the CPX business was offset by a decrease in revenue from the managed services business due to the wind down of certain customer programs.
Enterprise Payments

(in thousands)	Years Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Revenue	$82,514	$22,133	$60,381
Operating expenses	51,577	15,370	36,207
Operating income	$30,937	$6,763	$24,174
Operating margin	37.5%	30.6%
Depreciation and amortization	$24,892	$7,158	$17,734
Key Indicators:
Merchant bankcard processing dollar value	$1,760,518	$52,376	$1,708,142
Merchant bankcard transaction volume	2,779	549	2,230
Average number of billed clients	380,233	345,828	34,405
Revenue
Revenue from our Enterprise Payments segment was $82.5 million for the year ended December 31, 2022, compared to $22.1 million for the year ended December 31, 2021. The increase of $60.4 million, or 273.3%, was primarily driven by full-year impact of Finxera business acquired in September 2021 and continued growth in the customers and markets it serves.

Operating Income
Operating income from our Enterprise Payments segment was $30.9 million for the year ended December 31, 2022, compared to $6.8 million for the year ended December 31, 2021. The increase of $24.1 million, or 354.4%, was primarily driven by full-year impact of Finxera business acquired in September 2021 and continued growth in the customers and markets it serves.
Depreciation and Amortization
Depreciation and amortization expense from our Enterprise Payments segment was $24.9 million for the year ended December 31, 2022, compared to $7.2 million for the year ended December 31, 2021. The increase of $17.7 million, or 245.8%, was primarily driven by the amortization of intangibles resulting from the Finxera acquisition in September 2021.

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, for technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management's estimates and assumptions, including utilizing the most currently available information regarding the effects of the COVID-19 pandemic on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of changes in economic, political and market conditions are difficult to predict, and ultimately could negatively impact our liquidity and capital resources.
Our principal uses of cash are to fund business operations (including capital expenditures and strategic investments) and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $22.5 million at December 31, 2022 and $19.6 million at December 31, 2021. As of December 31, 2022, we had cash and cash equivalents with a balance of $18.5 million compared to $20.3 million at December 31, 2021. These cash and cash equivalent balances do not include restricted cash of $10.6 million and $28.9 million at December 31, 2022 and December 31, 2021, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at December 31, 2022 and 2021.
At December 31, 2022, we had availability of approximately $27.5 million under our revolving credit arrangement.
The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

	Years Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$70,518	$9,377
Investing activities	(36,503)	(451,033)
Financing activities	8,502	871,629
Net increase in cash and restricted cash	$42,517	$429,973
Cash Provided by Operating Activities
Net cash provided by operating activities was $70.5 million and $9.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. The $61.1 million, or 650.0% increase in 2022 was driven by cash generated from the operations of the Company. Additionally, 2021 included the non-recurring payment of PIK interest of $23.7 million upon the refinancing of our credit facilities in April 2021 which decreased operating cash flows for the year ended December 31, 2021.

Cash Used in Investing Activities
Net cash used in investing activities was $36.5 million compared to cash used investing activities of $451.0 million for the years ended December 31, 2022 and 2021, respectively. Net cash used to acquire businesses in 2022 was $5.0 million compared to net cash used of $407.1 million in 2021. Additions to property, equipment and software was $18.9 million for 2022 compared to $9.7 million in 2021 and acquisitions of intangible assets was $8.0 million compared to $49.5 million in 2021. Additionally, grants of certain loans to our partners was $4.7 million for the year ended December 31, 2022. For the year ended December 31, 2021, the Company received proceeds from the sale of an investment of $15.3 million.
Cash (Used in) Provided by Financing Activities
Net cash provided by financing activities was $8.5 million for the year ended December 31, 2022, compared to $871.6 million of cash used in financing activities in the year ended December 31, 2021. The net cash provided by financing activities for 2022 included changes in the net obligations for funds held on the behalf of customers of $43.1 million and $29.5 million related to additional borrowings under the revolving credit facility. This was offset by $38.2 million of cash used for the repayment of debt including borrowings under the revolving credit facility, $11.5 million of cash dividends paid to redeemable senior preferred stockholders, $7.5 million of cash used for stock repurchases, including a portion related to shares withheld for taxes, and $7.0 million of payments of contingent consideration for business combinations. The net cash provided by financing activities for 2021 included proceeds from the issuance of new debt of $598.2 million, net borrowings from the revolving credit facility of $15.0 million, proceeds from the issuance of the redeemable senior preferred stock of $211.0 million, proceeds from the exercise of stock options of $1.2 million and changes in the net obligations for funds held on the behalf of customers of $417.6 million. These cash inflows were offset by cash used for the repayment of debt of $361.4 million, cash used for the repurchase of Common Stock of $1.7 million, dividends paid to redeemable senior preferred stockholders of $7.5 million and distribution to NCIs in subsidiaries of $0.8 million.
Long-Term Debt
On April 27, 2021, the Company entered into a Credit Agreement with Truist which provides for: 1) a $300.0 million Initial Term Loan; 2) a $290.0 million Delayed Draw Term Loan; and 3) a $40.0 million senior secured revolving credit facility. The Credit Agreement was amended on September 17, 2021 to increase the amount of the Delayed Draw Term Loan facility by $30.0 million to $320.0 million. The additional Delayed Draw Term Loan is part of the same class of term loans made pursuant to the original commitments under the Credit Agreement.
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
As of December 31, 2022, the Company had outstanding debt obligations, including the current portion and net of unamortized debt discount of $605.1 million, compared to $610.3 million at December 31, 2021, resulting in a decrease of $5.2 million. The debt balance at December 31, 2022 consisted of $610.7 million outstanding under the term facility and $12.5 million outstanding under the revolving credit facility, offset by $18.1 million of unamortized debt discounts and issuance costs. Minimum amortization of the Initial Term Loan are equal quarterly installments in aggregate annual amounts equal to 1.0% of original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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

If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 and thereafter. As of December 31, 2022, the Company was in compliance with the covenants in the Credit Agreement and the Total Net Leverage Ratio was not applicable.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, and complex judgments.
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
Goodwill and Long-lived Assets
We test goodwill for impairment for each of our reporting units on an annual basis on October 1 or when events occur, or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform the annual assessment using the qualitative method. Where deemed appropriate, we may perform a quantitative assessment that uses market data and discounted cash flow analysis, which involve estimates of future revenues and operating cash flows. Changes in these estimates and assumptions or a significant decrease in earnings, could materially affect the fair value of goodwill and could result in a goodwill impairment charge.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our debt facilities under our Credit Agreement bear interest at either a base rate or a LIBOR rate plus an applicable margin per year, subject to a LIBOR rate floor of 1.00% per year. As of December 31, 2022, we had $623.2 million in outstanding borrowings under our Credit Agreement. Ignoring the 1.00% LIBOR floor, a hypothetical 1.00% increase or decrease in the applicable LIBOR rate on our outstanding indebtedness under the Credit Agreement would increase or decrease cash interest expense on our indebtedness by approximately $6.3 million per year. We do not currently hedge against interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Priority Technology Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Accrued Residual Commissions and Residual Commission Expenses

Description of the Matter	Accrued residual commissions recorded by the Company and included on the Consolidated Balance Sheet were $35.9 million at December 31, 2022, and residual commission expenses included within costs of services on the Consolidated Statement of Operations were $383.5 million for the year ended December 31, 2022. As discussed in Note 1 of the consolidated financial statements, the Company accrues and pays commission expense for certain customer services and other services provided by its independent sales organizations (ISOs). Commissions are based on a percentage of the net revenues generated from the Company’s merchant customers, and these percentages vary based on the program type and transaction volume of each merchant.

Auditing residual commissions was complex due to the non-standard nature of the pricing terms within the ISO contracts, the volume of contracts, the volume of transactions processed each month, and the degree of auditor judgment needed to design the nature and extent of audit procedures to obtain sufficient audit evidence.

How We Addressed the Matter in Our Audit	To test accrued residual commissions and residual commission expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data supporting the commission calculations and the accuracy of the calculations. We selected a sample of monthly ISO payments and, for each sample item, we compared the pricing terms included in the calculation to the respective ISO contract or other source documents, recalculated the related expense and accrual, and agreed the commission payment to evidence of cash disbursement. Additionally, for these monthly ISO payments, we selected a sample of merchant customers, obtained their monthly processing statements, which were generated by the Company’s third-party processors, and agreed the monthly payment volumes to the commission calculations.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Atlanta, Georgia
March 23, 2023

Priority Technology Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,454	$20,300
Restricted cash	10,582	28,859
Accounts receivable, net of allowances of $1,143 and $555, respectively	78,113	58,423
Prepaid expenses and other current assets	11,832	15,807
Current portion of notes receivable, net of allowances of $0 and $0, respectively	1,471	272
Settlement assets and customer/subscriber account balances	532,018	479,471
Total current assets	652,470	603,132
Notes receivable, less current portion	3,191	105
Property, equipment and software, net	34,687	25,233
Goodwill	369,337	365,740
Intangible assets, net	288,794	340,211
Deferred income taxes, net	16,447	8,265
Other noncurrent assets	8,437	9,256
Total assets	$1,373,363	$1,351,942
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$51,864	$42,523
Accrued residual commissions	35,979	29,532
Customer deposits and advance payments	2,618	5,021
Current portion of long-term debt	6,200	6,200
Settlement and customer/subscriber account obligations	533,340	500,291
Total current liabilities	630,001	583,567
Long-term debt, net of current portion, discounts and debt issuance costs	598,926	604,105
Other noncurrent liabilities	11,643	18,349
Total liabilities	1,240,570	1,206,021
Commitments and contingencies (Note 18)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value per share; 250,000 shares authorized; 225,000 issued and outstanding at December 31, 2022 and December 31, 2021	235,579	210,158
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; none issued or outstanding at December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.001 par value per share; 1,000,000,000 shares authorized; 78,385,685 and 77,460,312 shares issued at December 31, 2022 and December 31, 2021, respectively; and 76,044,629 and 76,739,896 shares outstanding at December 31, 2022 and December 31, 2021, respectively.	76	77
Treasury stock at cost, 2,341,056 and 720,416 shares at December 31, 2022 and December 31, 2021, respectively	(11,559)	(4,091)
Additional paid-in capital	9,650	39,835
Accumulated deficit	(102,208)	(100,058)
Total stockholders' deficit attributable to stockholders of PRTH	(104,041)	(64,237)
Non-controlling interest	1,255	—
Total stockholders' deficit	(102,786)	(64,237)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,373,363	$1,351,942
See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues	$663,641	$514,901	$404,342
Operating expenses
Costs of services (excludes depreciation and amortization)	436,753	359,885	277,374
Salary and employee benefits	65,077	43,818	39,507
Depreciation and amortization	70,681	49,697	40,775
Selling, general and administrative	34,965	28,408	25,825
Total operating expenses	607,476	481,808	383,481
Operating income	56,165	33,093	20,861
Other (expense) income
Interest expense	(53,554)	(36,485)	(44,839)
Debt extinguishment and modification costs	—	(8,322)	(1,899)
Gain on sale of business and investment	—	7,643	107,239
Other income, net	589	202	596
Total other (expense) income, net	(52,965)	(36,962)	61,097
Income (loss) before income taxes	3,200	(3,869)	81,958
Income tax expense (benefit)	5,350	(5,258)	10,899
Net (loss) income	(2,150)	1,389	71,059
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(36,880)	(18,009)	—
Less: NCI preferred unit redemptions, net of deferred tax benefit	—	(8,021)	—
Less: Net income attributable to NCIs	—	—	(45,398)
Net (loss) income attributable to common stockholders	$(39,030)	$(24,641)	$25,661

(Loss) earnings per common share:
Basic	$(0.50)	$(0.34)	$0.38
Diluted	$(0.50)	$(0.34)	$0.38

Weighted-average common shares outstanding:
Basic	78,233	71,902	67,158
Diluted	78,233	71,902	67,263

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
January 1, 2020	67,061	$68	451	$(2,388)	$3,651	$(127,674)	$(126,343)	$5,654	$(120,689)
Equity-classified stock-based compensation	—	—	—	—	2,118	—	2,118	—	2,118
Vesting of stock-based compensation	330	—	—	—	—	—	—	—	—
Redemption of NCI in subsidiary	—	—	—	—	—	—	—	(5,654)	(5,654)
Earnings attributable to redeemable and redeemed NCIs	—	—	—	—	—	—	—	45,398	45,398
Earnings distributed to redeemable and redeemed NCIs	—	—	—	—	—	—	—	(45,398)	(45,398)
Net income	—	—	—	—	—	25,661	25,661	—	25,661
December 31, 2020	67,391	$68	451	$(2,388)	$5,769	$(102,013)	$(98,564)	$—	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	2,888	—	2,888	—	2,888
Vesting of stock-based compensation	465	—	—	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	313	—	313
Issuance of Common Stock	7,551	7	—	—	34,381	—	34,388	—	34,388
Exercise of stock options	174	—	—	—	1,195	—	1,195	—	1,195
Fair value of NCI preferred units redemption, net of deferred tax benefit	—	—	—	—	(8,021)	—	(8,021)	—	(8,021)
Fair value of common shares issued for NCI redemption	1,428	2	—	—	9,962	—	9,964	—	9,964
Share repurchases and shares withheld of taxes	(269)		269	(1,703)		—	(1,703)	—	(1,703)
Warrants issued	—	—	—	—	11,357	—	11,357	—	11,357
Dividends on redeemable senior preferred stock	—	—	—	—	(16,164)	—	(16,164)	—	(16,164)
Accretion of unamortized issuance costs for redeemable senior preferred stock	—	—	—	—	(1,845)	—	(1,845)	—	(1,845)
Change in estimate of tax basis differences	—	—	—	—	—	566	566	—	566
Net income	—	—	—	—	—	1,389	1,389	—	1,389
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$(100,058)	$(64,237)	$—	$(64,237)

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
Equity-classified stock-based compensation	—	—	—	—	6,695	—	6,695	—	6,695
Vesting of stock-based compensation	925	1	—	—	—	—	1	—	1
Issuance of profit interests in wholly-owned subsidiaries	—	—	—	—	—	—	—	1,255	1,255
Exercise of stock options	—	—	—	—	—	—	—	—	—
Share repurchases	(1,621)	(2)	1,621	(7,468)	—	—	(7,470)	—	(7,470)
Dividends on redeemable senior preferred stock	—	—	—	—	(33,594)	—	(33,594)	—	(33,594)
Accretion of unamortized issuance costs for redeemable senior preferred stock	—	—	—	—	(3,286)	—	(3,286)	—	(3,286)
Net loss	—	—	—	—	—	(2,150)	(2,150)	—	(2,150)
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$(102,208)	$(104,041)	$1,255	$(102,786)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(2,150)	$1,389	$71,059
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain and transaction costs recognized on sale of business and investment	—	(7,643)	(112,622)
Depreciation and amortization of assets	70,681	49,697	40,775
Stock-based compensation	6,228	3,213	2,430
Amortization of debt issuance costs and discounts	3,521	2,305	2,396
Write-off of deferred loan costs and discount	—	2,580	1,523
Deferred income tax	(8,183)	(2,559)	2,960
Change in contingent consideration	2,059	—	(360)
PIK interest (paid)	—	(23,715)	8,573
Impairment charges for intangible asset	—	—	1,753
Other non-cash items, net	74	462	444
Change in operating assets and liabilities:
Accounts receivable	(19,580)	(16,694)	(5,160)
Prepaid expenses and other current assets	(160)	(1,597)	303
Income taxes (receivable) payable	6,260	(5,107)	(238)
Notes receivable	377	333	(2,230)
Accounts payable and other accrued liabilities	19,794	7,018	1,343
Customer deposits and advance payments	(2,403)	2,138	(2,045)
Other assets and liabilities, net	(6,000)	(2,443)	1,298
Net cash provided by operating activities	70,518	9,377	12,202
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(4,976)	(407,129)	—
Proceeds from sale of business and investment	—	15,278	179,416
Additions to property, equipment and software	(18,882)	(9,719)	(7,461)
Notes receivable loan funding	(4,662)	—	—
Acquisitions of assets and other investing activities	(7,983)	(49,463)	(5,559)
Net cash (used in) provided by investing activities	(36,503)	(451,033)	166,396
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	607,318	—
Debt issuance and modification costs paid	—	(9,073)	(2,749)
Repayments of long-term debt	(6,200)	(361,425)	(110,507)
Borrowings under revolving credit facility	29,500	30,000	7,000
Repayments of borrowings under revolving credit facility	(32,000)	(15,000)	(18,505)
Proceeds from the issuance of redeemable senior preferred stock, net of discount	—	219,062	—
Redeemable senior preferred stock issuance fees and costs	—	(8,098)	—
Redemption of redeemable NCI in subsidiary	—	—	(5,654)
Repurchases of Common Stock and shares withheld for taxes	(7,468)	(1,703)	—
Dividends paid to redeemable senior preferred stockholders	(11,459)	(7,460)	—
Profit distributions to redeemable NCIs of subsidiaries	—	(815)	(45,398)
Proceeds from exercise of stock options	—	1,196	—

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Settlement and customer/subscriber accounts obligations, net	43,143	417,627	34,870
Payment of contingent consideration	(7,014)	—	—
Net cash (used in) provided by financing activities	8,502	871,629	(140,943)
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	42,517	429,973	37,655
Cash and cash equivalents, and restricted cash at beginning of period	518,093	88,120	50,465
Cash and cash equivalents, and restricted cash equivalents at end of period	$560,610	$518,093	$88,120

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$18,454	$20,300	$9,241
Restricted cash	10,582	28,859	78,879
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 5)	531,574	468,934	—
Total cash and cash equivalents, and restricted cash	$560,610	$518,093	$88,120

Supplemental cash flow information:
Cash paid for interest	$46,907	$26,056	$33,433
Cash paid for income taxes, net of refunds	$6,744	$2,212	$8,370
Non-cash investing and financing activities:
PIK added to principal of debt obligation	$—	$—	$8,573
Payment of accrued contingent consideration for asset acquisition from offset of account receivable	$—	$—	$1,686
Cash portion of dividend payable and ticking fee for redeemable senior preferred stock	$(5,341)	$—	$—
Accruals for future contingent payments	$6,079	$3,000	$8,332
Issuance of NCI	$1,255	$—	$—
Notes receivable from sellers used as partial consideration for acquisitions	$—	$3,499	$—
Forfeiture of liability-classified award	$325	$—	$—
Change in ESPP liability	$143	$—	$—
Non-cash additions to other noncurrent assets for right-of-use operating leases	$1,722	$234	$—

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business and Significant Accounting Policies
The Business
Headquartered in Alpharetta, GA, the Company began operations in 2005 with a mission to build a merchant-inspired payments platform that would advance the goals of its customers and partners. Our approach leverages a single platform to collect, store and send money that operates at scale. Our technology supports high-value payments products complimented by our personalized support. We are a leading provider to businesses, enterprises and distribution partners such as retail ISOs, FIs, wholesale ISOs and ISVs.
The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.
The Company provides:
•SMB payments processing solutions for B2C transactions through ISOs, FIs, ISVs and other referral partners. Our proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions.
•B2B payments solutions such as automated vendor payments and professionally curated managed services to industry leading FIs and networks. Our proprietary B2B CPX platform was developed to be a best-in-class solution for buyer/supplier payment enablement.
•Institutional services (also known as Managed Services) solutions that provide audience-specific programs for institutional partners and other third parties looking to leverage the Company's professionally trained and managed call center teams for customer onboarding, assistance and support, including marketing and direct-sales resources.
•Enterprise payments solutions for ISVs and other third parties that allow them to leverage the Company's core payments engine via robust API resources and high-utility embeddable code and consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy.
The Company provides its services through three reportable segments: 1) SMB Payments; 2) B2B Payments; and 3) Enterprise Payments. For additional information about our reportable segments, see Note 20. Segment Information.
To provide many of its services, the Company enters into agreements with payment processors which in turn have agreements with multiple card associations. These card associations comprise an alliance aligned with insured FIs ("member banks") that work in conjunction with various local, state, territory and federal government agencies to make the rules and guidelines regarding the use and acceptance of credit and the card associations. The Company has multiple sponsorship bank agreements and is itself a registered ISO with Visa. The Company is also a registered member service provider with Mastercard. The Company's sponsorship agreements allow the capture and processing of electronic data in a format to allow such data to flow through networks for clearing and fund settlement of merchant transactions. The Company offers money transmission services in 46 U.S. states and two U.S. territories.
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

NCI represents the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2022, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
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
In order to provide our payment services, we obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of services or goods to the customer, the Company considers the nature of each specific promised service or good and applies judgment to determine whether the Company controls the service or good before it is transferred to the customer or whether the Company is acting as an agent of the third party. To determine whether the Company controls the service or good, it assesses indicators including: 1) which party is primarily responsible for fulfillment; 2) which party has discretion in determining pricing for the service or good; and 3) other considerations deemed to be applicable to the specific situation. Based on our assessment of these indicators, we have concluded that the promise to our customers to provide payment services is distinct from the services provided by the card issuing FIs and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing FIs and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, we present our revenues net of the interchange fees retained by the card issuing FIs and the fees charged by the payment networks.
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
Revenues are generally earned on a per-transaction basis and are recognized by the Company net of certain third-party costs for interchange fees, assessments to the payment networks, credit card associations fees, sponsor bank fees and rebates to customers. For outsourced services, revenue is recognized to the extent of billable rates multiplied times hours worked and other reimbursable costs incurred. For performance obligations associated with outsourced services that are satisfied over time, the Company applies the permitted practical expedient known as the "right to invoice practical expedient" that allows the Company to recognize revenue in the amount of consideration to which the Company has the right to invoice when that amount corresponds directly to the value transferred to the customer.
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
•Subscription fees: The Company recognizes monthly subscription fees as recurring maintenance fees each month during the term of the client's enrollment. Revenue from transaction-based fees is recognized upon constructive receipt of transaction fees for payments to creditors issued via ACH payments, paper checks or wire transfers. These fees are transferred to the Company from the customer account balances, which may be maintained by the Company in money transmission license trust accounts or by partner banks.
•Interest revenue: Interest revenue is derived from certain customer balances maintained in interest bearing accounts with select partner banks.
•CRM and consulting fees: CRM license fees are recognized on a monthly basis and consulting fees are recognized when services are performed.
A substantial portion of this segment's revenues are earned as an agent of a third party, and therefore this earned revenue is reported as a net amount within revenue.
See Note 4. Revenues.
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
Cost of Services
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
Contracts with Customers and Contract Costs
The Company accrues and pays commission expense based on variable merchant payment volumes and for certain customer service and other services provided by its ISOs. Since commission expenses are accrued and paid to ISOs on a monthly basis after the merchant enters into a new or renewed contract, these are not deemed to be a cost to acquire a new contract but they are reported within costs of services on our Consolidated Statements of Operations. The ISO is typically an independent contractor or agent of the Company.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes highly liquid instruments with an original maturity of three months or less, and cash owned by the Company that is held in financial institutions. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.
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
Notes Receivable
Notes receivable are primarily comprised of notes receivable from ISOs and related parties, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. See Note 6. Notes Receivable and Note 17. Related Parties

Allowance for Doubtful Accounts Receivable and Notes Receivable
The Company records an allowance for doubtful accounts and/or notes receivable when it is probable that the account receivable balance or the note receivable balance will not be collected, based upon loss trends and an analysis of individual accounts. Accounts receivable and notes receivable are written off when deemed uncollectible. Recoveries of accounts receivable and notes receivable previously written off, if any, are recognized when received. The allowance for doubtful accounts was $1.1 million and $0.6 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, there was no allowance for doubtful notes receivable. See Note 6. Notes Receivable.
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

Property, equipment and software	Estimated Useful Life
Furniture and fixtures	5 - 10 years
Equipment	3 - 8 years
Computer software	2 - 5 years
Leasehold improvements	3 - 10 years
See Note 7. Property, Equipment and Software.
Costs Incurred to Develop Software for Internal Use
Costs incurred to develop or obtain internal-use software and implementation costs are accounted for in accordance with ASC 350-40, Internal-Use Software. The Company uses an agile development methodology in which feature-by-feature updates are made to its software. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs incurred to develop internal-use software are capitalized and amortized using the straight-line method over the estimated useful life of the software, which generally range from two to five years. Maintenance costs including those in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the software that result in added functionality, in which case such costs are capitalized and amortized using the straight-line method over the estimated useful life of the software.

Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the years ended December 31, 2022, 2021 and 2020, there was no impairment associated with internal-use software.
For the years ended December 31, 2022, 2021 and 2020, the Company capitalized software development costs of $16.8 million, $7.8 million and $7.1 million, respectively. As of December 31, 2022 and 2021, capitalized software development costs, net of cumulated amortization, totaled $28.1 million and $18.3 million, respectively, and are included in property, equipment and software, net on the Consolidated Balance Sheets.
Amortization expense for capitalized software development costs for the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $5.9 million and $5.3 million, respectively, and are included in depreciation and amortization on the Consolidated Statements of Operations.
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

Intangible Asset	Nature	Estimated Useful Life
ISO and Referral Partner Relationships	Acquired relationships with ISOs and referral partners	11 – 25 years
Residual Buyouts	Surrender of rights to receive commissions by ISOs	3 – 9 years
Customer Relationships	Acquired customer relationships	2 – 15 years
Merchant Portfolios	Acquired rights to a portfolio of merchants	5 – 10 years
Technology	Acquired proprietary software and website domains	7 – 10 years
Trade Names and Non-compete Agreements	Acquired trade names and non-compete agreements	5 – 12 years
Money Transmission Licenses	Acquired licenses to collect, store and send money in 46 U.S. states and two U.S. territories.	indefinite
Impairment of Long-lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, the Company recognized an impairment charge of $1.8 million for a residual buyout intangible asset. See Note 8. Goodwill and Other Intangible Assets.
Goodwill
The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. See Note 8. Goodwill and Other Intangible Assets.

Leases
The Company adopted ASU 2016-02, Leases and its related interpretations, codified as ASC 842, as of January 1, 2021, applying the optional transition approach available whereby the new lease standard is applied at the adoption date recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if applicable, and prior periods are not restated. Upon adoption the Company recorded ROU Assets of approximately $7.4 million and related operating lease obligations of approximately $8.4 million. There was no impact to the opening balance of retained earnings.
Under ASC 842
The Company evaluates lease and service arrangements at lease inception to determine if the arrangement is a lease or contains a lease. Lease arrangements are evaluated at their commencement date to determine classification as operating or finance. Operating leases are reported as part of other noncurrent assets, accounts payable and accrued expenses and other noncurrent liabilities on the Company's Consolidated Balance Sheets. Finance leases, if applicable, are reported as part of property, equipment and software, net, and debt on the Company's Consolidated Balance Sheets. Leases with a term of twelve months or less are not included on the Company's Balance Sheets. The Company does not separate lease and non-lease components. Certain estimates and assumptions are made when determining the value of ROU Assets and the related liabilities, including when establishing the lease term and discount rates and variable lease payments (e.g., rent escalations tied to changes in the Producer Price Index). The lease term for all of the Company's leases includes the non-cancelable period of the lease adjusted for any renewal or termination options the Company is reasonably certain to exercise. The lease payment stream includes any rent escalation that is required under certain lease agreements. The Company's leases generally do not provide an implicit rate of interest, nor is it readily determinable by the Company, and as such the Company uses its incremental borrowing rate in determining the discounted value of the lease payments. Lease expense and depreciation expense, if applicable, are recognized on a straight-line basis over the term of the lease.
Prior to the Adoption of ASC 842
The Company has multiple operating leases related to office space. Operating leases do not involve transfer of risks and rewards of ownership of the leased asset to the lessee, therefore the Company expenses the costs of its operating leases. The Company may make various alterations (leasehold improvements) to the office space and capitalize these costs as part of property and equipment. Leasehold improvements are generally amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. See Note 9. Leases.
Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
Settlement assets and customer/subscriber account balances and the related obligations recognized on the Company's Consolidated Balance Sheets represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 5. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations.
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
Acquisitions
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
Contingent Consideration
Contingent consideration related to the Company's business combinations are estimated based on the present value of a weighted payout probability at the measurement date using a Monte Carlo simulation model. This valuation falls within Level 3 on the fair value hierarchy. The current portion of contingent consideration is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in other noncurrent liabilities on the Company's Consolidated Balance Sheets.
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not recorded by the Company on the date of acquisition, but when it becomes probable and can be estimated.
Non-controlling Interests
The Company issued non-voting incentive units in three of its subsidiaries during 2022 to acquire the operating assets of certain businesses (see Note 2. Acquisitions). The Company is the majority owner of these subsidiaries and therefore the incentive units are deemed to be NCI.
To estimate the initial fair value of the incentive units, the Company utilizes future cash flow scenarios with focus on those cash flow scenarios which could result in future distributions to the NCIs. In subsequent periods, income or loss will be attributed to an NCI based on the hypothetical liquidation at book value method utilizing the terms of the operating agreement between the Company and the NCI.
As the majority owner, the Company has call rights on the incentive units issued to the NCIs. These call rights can only be executed under certain circumstances and execution is always optional at the Company's discretion. The call rights do not meet the definition of a free-standing financial instrument or derivative, thus no separate accounting is required for these call rights.
Accrued Residual Commissions
Accrued residual commissions consist of amounts due to ISOs and independent sales agents based on a percentage of the net revenues generated from the Company's merchant customers. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $383.5 million, $318.9 million and $240.2 million, respectively, for the years ended December 31, 2022, 2021 and 2020, and are included in costs of services in the accompanying Consolidated Statements of Operations.
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
Stock-based Compensation
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period and is reflected in salary and employee benefits expense on the Company's Consolidated Statements of Operations. Awards generally vest over three or four years and may not vest evenly over the vesting period. The effects of forfeitures are recognized as they occur. All shares issued from option exercises or vesting of RSU awards are original issuance shares and any shares withheld for taxes are repurchased by the Company.
The Company measures a liability award under a stock-based compensation payment arrangement based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.
Stock options
Under the Company's 2018 Plan, the Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:
Expected volatility – Measure of the amount by which a stock price has fluctuated or is expected to fluctuate. Due to the relatively short amount of time that the Company's Common Stock (Nasdaq: PRTH) has traded on a public market, the Company uses volatility data for the Common Stock of a peer group of comparable public companies. An increase in the expected volatility will increase the fair value of the stock option and related compensation expense.
Risk-free interest rate – U.S. Treasury rate for a stripped-principal treasury note as of the grant date having a term equal to the expected term of the stock option. An increase in the risk-free interest rate will increase the fair value of the stock option and related compensation expense.
Expected term – Period of time over which the stock options granted are expected to remain outstanding. In 2018, when the Company's outstanding stock options were granted, the Company lacked sufficient exercise information for its stock option plan since it was a newly public company. Accordingly, the Company used a method permitted by the SEC whereby the expected term was estimated to be the mid-point between the vesting dates and the expiration dates of the stock option grants. An increase in the expected term will increase the fair value of the stock option and the related compensation expense.
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
Time-based restricted stock awards
The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company's Common Stock on the business day prior to the grant date and is recognized as compensation expense over the vesting term of the awards.
Performance-based restricted stock awards
The Company accounts for its performance-based restricted stock awards based on the quoted closing price of the Company's Common Stock on the business day prior to the grant date, adjusted for any market-based vesting criteria, and records stock-based compensation expense over the vesting term of the awards based on the probability that the performance criteria will be achieved. The performance goals may be work-related goals for the individual recipient and/or based on certain corporate performance goals. The Company reassesses the probability of vesting at each reporting period and prospectively adjusts stock-based compensation expense based on its probability assessment. Additionally, if performance goals are set or reset on an annual basis, compensation cost is recognized in any reporting period only for performance-based restricted stock awards in which the performance goals have been established and communicated to the award recipient.

Employee Stock Purchase Program
The 2021 Employee Stock Purchase plan authorizes the issuance of shares of the Company’s Common Stock pursuant to purchase rights granted to employees. The fair value of purchase rights issued under the Employee Stock purchase Plan is estimated using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the fair value of the Company’s Common Stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company records the resulting compensation expense in the Consolidated Statements of Operations over each three-month offering period. See Note 15. Stock-based Compensation.
Repurchased Stock
Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its Common Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact. See Note 14. Stockholders' Deficit.
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
Earnings (Loss) per Share
Basic EPS is computed by dividing net income (loss) available to Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method. Diluted EPS excludes potential shares of Common Stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner. See Note 14. Stockholders' Deficit.
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
The Financial Accounting Standards Board, or FASB, Staff has provided additional guidance to address the accounting for the effects of the provisions related to the taxation of Global Intangible Low-Tax Income noting that companies should make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse in future years or to include the tax expense in the year it is incurred. The Company has made a policy election to recognize such taxes as current period expenses when incurred.
The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. The Company recognized interest and penalties associated with uncertain tax positions as a component of income tax expense. See Note 13. Income Taxes.

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
The carrying values of accounts and notes receivable, accounts payable and accrued expenses, long-term debt and cash, including settlement assets and the associated deposit liabilities, approximate their fair values due to either the short-term nature of such instruments or the fact that the interest rate of the debt is based upon current market rates. The Company does not currently have any fair value estimates that are required to be remeasured at the end of each reporting period on a recurring basis. See Note 19. Fair Value.
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
Concentration of Risk
A substantial portion of the Company's revenues and receivables are attributable to merchants. For the years ended December 31, 2022, 2021 and 2020, no individual merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other reseller partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the years ended December 31, 2022, 2021 and 2020, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's SMB Payments reportable segment that represented approximately 21%, 22% and 21%, respectively, of the Company's consolidated revenues.
The Company's settlement assets and customer /subscriber account balances of $532.0 million includes cash and cash equivalents of $516.1 million related to customer account balances which are maintained in FDIC insured accounts with certain FIs.
A majority of the Company's cash and restricted cash (including subscriber account balances) is held in certain FIs, substantially all of which is in excess of FDIC limits.
The Company does not believe it is exposed to any significant credit risk from these transactions.

Recently Adopted Accounting Standards
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, as if the acquirer had originated the contracts. Generally this will result in the acquirer recognizing and measuring the acquired contract assets and liabilities consistent with the manner by which they were recognized and measured by the acquiree. This update is effective for public companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If this update is adopted early in an interim period, it must be applied retrospectively to all business combinations that occurred since the beginning of the fiscal year. The Company elected to early adopt ASU 2021-08 in the second quarter of 2022. The adoption of this ASU did not have a material impact on the 2022 acquisitions.
Recently Issued Accounting Standards Pending Adoption
The following standards are pending adoption and will likely apply to the Company in future periods based on the Company's current business activities.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance changes how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaces the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The "incurred loss" model considers past events and current conditions, while the "expected loss" model includes expectations for the future which have yet to occur. The standard requires entities to record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. Since the Company is an SRC, the Company will adopt ASU 2016-13 effective January 1, 2023 and does not expect to have a material impact on its Consolidated Financial Statements
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. If certain criteria are met, entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, amended ASU 2020-04, deferring the sunset date of Topic 848 to December 31, 2024. The Company will adopt Topic 848 when relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 to have a material impact on the Company's Consolidated Financial Statements.

2.    Acquisitions
Ovvi Acquisition
On November 18, 2022, the Company completed its acquisition of certain assets and assumption of a certain liability of Ovvi, LLC, under an asset purchase agreement through its wholly-owned subsidiary, Priority Ovvi, LLC ("Ovvi"). The acquisition was accounted for as a business combination using the acquisition method of accounting. Prior to this acquisition, the business operated as a SaaS proprietary platform for the restaurant, hospitality and retail industries by providing complete all-in-one point of sale software and hardware systems, comprehensive ancillary services including fraud detection and mitigation, and processing services for various types of cards including credit cards, debit cards, private label cards and prepaid cards. This business is reported within the Company's SMB Payments reportable segment. The acquired business was valued for $6.3 million and the Company acquired a controlling interest for $5.0 million, the remaining $1.3 million was contributed by sellers for non-voting profit-sharing interest in Ovvi, creating NCI. Ovvi also issued non-voting incentive units to the seller. Transaction costs were not material and were expensed. The non-voting incentive shares issued to the seller will be evaluated at each reporting period to determine whether or not profit or loss should be allocated based on the subsidiary's operating agreement. The preliminary purchase price allocation is set forth in the table below and is expected to be finalized as soon as practicable, but no later than one year from the acquisition date.

(in thousands)
Consideration:
Cash	$4,976
Amount withheld for inventory(1)	50
Total purchase consideration, inclusive of amount withheld for inventory	5,026
Fair value of class B shares issued in Ovvi(3)	1,255
Total enterprise value of business acquired(3)	$6,281

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$110
Inventory	142
Property, equipment and software, net	20
Goodwill(3)	3,989
Intangible assets(2)	2,021
Other non-current asset	152
Other non-current liability	(153)
Total enterprise value of business acquired(3)	$6,281
(1)The inventory acquired is subject to a reduction for any portion up to the total amount withheld pending final determination of the inventory acquired.
(2)The intangible assets consist of $1.3 million for technology, $0.4 million for customer relationships and $0.3 million for trade name.
(3)The fair value determination for the Class B shares is subject to adjustment due to final determination as soon as practicable but no later than one year from the closing date. This will affect the enterprise value of the business acquired.

Other Acquisition
The Company also completed another acquisition during 2022 for approximately $1.0 million, which was not material. The acquisition did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of acquisition was allocated to the technology asset acquired.
Finxera Acquisition
On September 17, 2021, the Company completed its acquisition of 100% of the equity interests of Finxera. Finxera is a provider of deposit account management and licensed money transmission services in the U.S. The acquisition allows the Company to offer clients turn-key merchant services, payment facilitation, card issuing, automated payables, virtual banking, e-wallet tools, risk management, underwriting and compliance on a single platform.
The transaction was funded with the Company's cash on hand, proceeds from the issuance of the redeemable senior preferred stock and debt, and the issuance of common equity shares to the sellers.
The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the assets acquired and liabilities assumed were recognized at their fair values as of the September 17, 2021, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the assets acquired and liabilities assumed as of the September 17, 2021 were estimated by management based on the valuation of the Finxera business using the discounted cash flow method and other factors specific to certain assets and liabilities. The final purchase price allocation is set forth in the table below.

(in thousands)
Consideration:
Cash	$379,220
Equity instruments(1)	34,388
Less: cash and restricted cash acquired	(6,598)
Total purchase consideration, net of cash and restricted cash acquired	$407,010

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$385
Prepaid expenses and other current assets(2)	5,198
Current portion of notes receivable	784
Settlement assets and customer/subscriber account balances	498,811
Property, equipment and software, net	712
Goodwill(2)	245,104
Intangible assets, net(3)	211,400
Other noncurrent assets	955
Accounts payable and accrued expenses	(7,837)
Settlement and customer/subscriber account obligations	(498,811)
Deferred income taxes, net(2)	(44,311)
Other noncurrent liabilities	(5,380)
Total purchase consideration	$407,010
(1)The fair value of the 7,551,354 shares of PRTH Common Stock that were issued was determined based on their market price at the time of closing adjusted for an appropriate liquidity discount due to trading restrictions under Securities Rule 144.
(2)During the year ended December 31, 2022, the Company recorded measurement period adjustments due to additional information received related to income taxes and deferred income taxes, net. These measurement period adjustments resulted in an increase of $0.1 million in prepaid expenses and an increase of $0.3 million in other current assets and deferred income taxes, offset by a decrease in goodwill of $0.4 million.

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
In 2020, Finxera acquired two businesses for which the purchase price included contingent consideration valued at $6.1 million. The contingent consideration payable is comprised of earnout opportunities equal to 25% to 50% of certain revenues earned from the customers assumed in these acquisitions. The associated earnout opportunities are to be measured and paid every six months and expire at various dates through December 31, 2023. As of the year ended December 31, 2022, an adjustment of $1.2 million was recorded due to changes in the fair value of the contingent consideration (as selling, general and administrative expenses in the Company's Consolidated Statements of Operations) resulting in total contingent consideration of $7.3 million. The accretion of contingent consideration was $0.6 million for the year ended December 31, 2022, which is included in interest expense on the Company's Consolidated Statement of Operations, increasing total liability to $7.9 million of which $1.8 million has been paid. The remaining $6.1 million was accrued and was included in accounts payable on the Company's Consolidated Balance Sheet.
The Company's Consolidated Financial Statements for the year ended December 31, 2021 included the operating results of Finxera from the Closing Date through December 31, 2021, which were reported as part of the Enterprise Payments reportable segment. Revenues and operating income from Finxera during this period were $19.4 million and $4.3 million, respectively.
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
Wholesale Payments, Inc.
On April 28, 2021, a subsidiary of the Company completed its acquisition of certain residual portfolio rights for a purchase price of $42.4 million and $24.8 million of post-closing payments and earn-out payments based on meeting certain attrition thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As an asset acquisition, additional purchase price is accounted for when payment to the seller becomes probable and is added to the carrying value of the asset. The seller's note payable to the Company of $3.0 million and an advance of $2.0 million outstanding at the time of the purchase were netted against the initial purchase price, resulting in cash of $41.2 million being paid by the Company to the seller, which was funded from cash proceeds from the issuance of the redeemable senior preferred stock and cash on hand.
As of December 31, 2022, the sellers earned $8.9 million of the $24.8 million, increasing the total purchase price recorded at December 31, 2022 to $51.9 million, which was recorded to residual buyout intangible assets with a seven-year useful life amortized on a straight-line basis. The $8.9 million includes a fair value adjustment of $0.5 million in the third quarter of 2022, which reduced the total amount earned from $9.4 million to $8.9 million.
C&H Financial Services, Inc.
On June 25, 2021, a subsidiary of the Company acquired certain assets and assumed certain related liabilities under an asset purchase agreement. The acquisition was accounted for as a business combination using the acquisition method of accounting. Prior to this acquisition, the business was an ISO partner of the Company where it developed expertise in software-integrated payment services, as well as marketing programs for specific verticals such as automotive and youth sports. This business is reported within the Company's SMB Payments reportable segment. The initial purchase price for the net assets was $35.0 million in cash and a total purchase price of not more than $60.0 million including post-closing payments and earn-out payments based on certain gross profit and revenue achievements over a three-year period from the date of acquisition. The acquisition date fair value of the contingent consideration was $4.7 million, which increased the total purchase price to $39.7 million. The seller's note payable to the Company of $0.5 million at the time of purchase was netted against the initial purchase price, resulting in cash of $34.5 million being paid by the Company to the seller, which was funded from a $30.0 million draw down of the revolving credit facility under the Credit Agreement and $4.5 million cash on hand. Transaction costs were not material and were expensed. The purchase price allocation is set forth in the table below.

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
As of December 31, 2022, the fair value of the C&H contingent consideration was $2.0 million, of which was included in other noncurrent liabilities on the Consolidated Balance Sheets as of December 31, 2022. The accretion of contingent consideration was $0.3 million for the year ended December 31, 2022, which is included in interest expense on the Company's Consolidated Statement of Operations.

3.    Disposal of Business
On September 1, 2020, PRET entered into an agreement to sell certain assets from PRET's real estate services business. The buyer also agreed to assume certain obligations associated with the assets. The assets covered by the agreement were PRET's RentPayment component. The transaction was completed on September 22, 2020 after receiving regulatory approval. Prior to execution of the agreement, the buyer was not a related party of PRET or the Company.

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
Continuing Operations
Based on historical financial results, the Company does not believe the sale of the RentPayment component represents a strategic shift. The sale of the business was not reported as discontinued operations in its Consolidated Financial Statements for any reporting period. The Company will continue to serve the rental property market through its ongoing PRET operations.

4.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Revenue Type:
Merchant card fees	$553,037	$468,764	$377,346
Money transmission services	71,536	19,415	—
Outsourced services and other services	29,627	21,033	23,103
Equipment	9,441	5,689	3,893
Total revenues(1)(2)	$663,641	$514,901	$404,342

(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $7.5 million and $0.7 million, of interest income for the years ended December 31, 2022 and 2021, respectively, is included in outsourced services and other services revenue in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Year Ended December 31, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$549,646	$—	$3,150	$9,441	$562,237
B2B	3,391	—	15,499	—	18,890
Enterprise	—	71,536	10,978	—	82,514
Total revenues	$553,037	$71,536	$29,627	$9,441	$663,641

	Year Ended December 31, 2021
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$466,819	$—	$3,122	$5,689	$475,630
B2B	1,945	—	15,193	—	17,138
Enterprise	—	19,415	2,718	—	22,133
Total revenues	$468,764	$19,415	$21,033	$5,689	$514,901

	Year Ended December 31, 2020
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$364,163	$—	$2,465	$3,893	$370,521
B2B	1,795	—	19,127	—	20,922
Enterprise	11,388	—	1,511	—	12,899
Total revenues	$377,346	$—	$23,103	$3,893	$404,342
Deferred revenues were not material for the years ended December 31, 2022, 2021 and 2020.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Supplemental balance sheet information related to contracts from customers was as follows:

(in thousands)	Consolidated Balance Sheet Location	December 31, 2022	December 31, 2021
Liabilities:
Contract liabilities, net (current)	Customer deposits and advance payments	$—	$1,280
Substantially all of these balances are recognized as revenue within 12 months. Net contract liabilities were not material at December 31, 2022. Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the years ended December 31, 2022, 2021 or 2020.

5.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Member banks held merchant funds of $110.3 million and $102.1 million at December 31, 2022 and 2021, respectively.
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
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the Consolidated Statements of Operations. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the years ended December 31, 2022, 2021 and 2020 were $4.4 million, $2.8 million and $4.1 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either Company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company. As such, the associated obligations related to these funds are not liabilities of the Company; therefore, neither is recognized in the Company's Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $42.7 million and $45.5 million at December 31, 2022 and 2021, respectively. Company-owned bank accounts held $4.1 million and $21.4 million at December 31, 2022 and 2021, respectively, which are included in restricted cash and settlement obligations in the Company's Consolidated Balance Sheets.

Enterprise Payments Segment
In the Company's Enterprise Payments segment, revenue is derived primarily from enrollment fees, monthly subscription fees, transaction-based fees and money transmission services fees. As part of its licensed money transmission services, the Company accepts deposits from customers and subscribers which are held in bank accounts maintained by the Company on behalf of customers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer/subscriber account balances and the related obligations as settlement and customer/subscriber account obligations in the Company's Consolidated Balance Sheets.

In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $6.1 million and $3.2 million and at December 31, 2022 and 2021, respectively.

The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$444	$537
Customer/Subscriber Account Balances:
Cash and cash equivalents	531,574	468,934
Time deposits	—	10,000
Total settlement assets and customer/subscriber account balances	$532,018	$479,471

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$516,086	$470,476
Subscriber account obligations	15,488	8,459
Due to customer payees(1)	1,766	21,356
Total settlement and customer/subscriber account obligations	$533,340	$500,291
(1)The related assets are included in restricted cash on our Consolidated Balance Sheets.

6.     Notes Receivable
The Company has notes receivable of $4.7 million and $0.4 million as of December 31, 2022 and 2021, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Consolidated Balance Sheets. The notes bear a weighted-average interest rate of 15.4% and 13.8% as of December 31, 2022 and 2021, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. Notes receivable from three other entities were fully repaid during 2021.
As of December 31, 2022, the principal payments for the Company's notes receivables are due as follows:

(in thousands)
Year Ending December 31,
2023	$1,471
2024	1,046
2025	907
2026	845
2027	393
Thereafter	—
Total	$4,662
As of December 31, 2022 and 2021, the Company had no allowance for doubtful notes receivable.

7.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Computer software	$64,197	$50,799
Equipment	13,302	12,255
Leasehold improvements	6,990	6,467
Furniture and fixtures	2,909	2,819
Property, equipment and software	87,398	72,340
Less: Accumulated depreciation	(58,409)	(49,023)
Capital work in-progress	5,698	1,916
Property, equipment and software, net	$34,687	$25,233

	Years Ended December 31,
(in thousands)	2022	2021	2020
Depreciation expense	$9,511	$8,460	$7,710
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist the reporting of merchant processing transactions and other related information.

8.    Goodwill and Other Intangible Assets
Goodwill
The Company records goodwill upon acquisition of a business when the purchase price is greater than the fair value assigned to the underlying separately identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill relates to the following reporting units:

(in thousands)	December 31, 2022	December 31, 2021
SMB Payments	$124,625	$120,636
Enterprise Payments	244,712	245,104
Total	$369,337	$365,740
The following table summarizes the changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021:

(in thousands)	Amount
Balance at January 1, 2021	106,832
C&H Financial Services, Inc. acquisition	13,804
Finxera acquisition	245,104
Balance at December 31, 2021	365,740
Final purchase price adjustment for Finxera	(392)
Ovvi acquisition	3,989
Balance at December 31, 2022	$369,337
In connection with the acquisition of Finxera, $8.7 million of goodwill recorded was deductible for income tax purposes. For all other business combinations consummated during the years ended December 31, 2022 and 2021, goodwill was fully deductible for income tax purposes.
There were no impairment losses for the years ended December 31, 2022, 2021 or 2020. The Company performed its most recent annual goodwill impairment test as of October 1, 2022, using the optional qualitative method. Under the qualitative method, we examined the factors most likely to affect our valuations. As a result, we have concluded that it remains more likely than not that the fair value of each of our reporting units exceeds their carrying amounts. As of December 31, 2022, the Company is not aware of any triggering events that have occurred since October 1, 2022.

Other Intangible Assets
At December 31, 2022 and 2021, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	December 31, 2022			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(24,021)	$151,279	14.8
Residual buyouts	132,325	(76,316)	56,009	6.6
Customer relationships	96,000	(83,298)	12,702	8.2
Merchant portfolios	76,423	(43,170)	33,253	6.7
Technology	50,963	(18,566)	32,397	8.4
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	3,183	(2,129)	1,054	11.6
Money transmission licenses(1)	2,100	—	2,100
Total gross carrying value	$539,684	$(250,890)	$288,794	9.7
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2021			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO relationships	$175,300	$(11,679)	$163,621	14.8
Residual buyouts(1)	126,225	(56,186)	70,039	6.4
Customer relationships	95,566	(70,883)	24,683	8.1
Merchant portfolios	76,016	(30,879)	45,137	6.7
Trade names	2,870	(1,890)	980	11.6
Non-compete agreements	3,390	(3,390)	—	0.0
Technology(2)	48,690	(15,039)	33,651	9.9
Money transmission licenses(3)	2,100	—	2,100
Total gross carrying value	$530,157	$(189,946)	$340,211	9.7
(1)Additions to residual buyouts were offset by certain assets that became fully amortized in 2021 but are still in service.
(2)Certain assets in the group became fully amortized in 2021 but are still in service.
(3)These assets have an indefinite useful life

	Years Ended December 31,
(in thousands)	2022	2021	2020
Amortization expense	$61,170	$41,237	$33,065
The estimated amortization expense of intangible assets as of December 31, 2022 for the next five years and thereafter is:

(in thousands)	Estimated Amortization Expense
Year Ending December 31,
2023	$53,648
2024	35,872
2025	29,754
2026	28,939
2027	26,675
Thereafter	111,806
Total(1)	$286,694
(1)Total will not agree to the intangible asset net book value due to intangible asset with indefinite useful life.
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
The Company also considered the market conditions and other factors and concluded that there were no additional impairment indicators present at December 31, 2022.
9.    Leases
The Company's leases consist primarily of real estate leases for office space, which are classified as operating leases. Lease expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease. The Company did not have any finance leases at December 31, 2022 and 2021.
As of December 31, 2022 and 2021, ROU Assets and lease liabilities consisted of the following:

(in thousands, except weighted-average data)	Financial Statement Classification	December 31, 2022	December 31, 2021
Operating Lease ROU Assets:
Operating lease ROU Assets	Other noncurrent assets	$4,593	$6,262
Operating Lease Obligations:
Operating lease obligations - current	Accounts payable and accrued expenses	$1,336	$1,723
Operating lease obligations - noncurrent	Other noncurrent liabilities	4,110	5,596
Total operating lease obligations		$5,446	$7,319

Weighted-average remaining lease term in years		4.4	4.9
Weighted-average discount rate		6.9%	6.9%

The Components of lease expense for the years ended December 31, 2022 and 2021 were as follows:

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2022	2021
Operating lease expense (1)	Selling, general and administrative	$1,984	$1,841
(1)Excludes short-term lease expense and sublease income, which was immaterial for the years ended December 31, 2022 and 2021.
Total rent expense for the year ended December 31, 2020 was $2.5 million, which is included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations..
Cash paid for amounts included in the measurement of lease liabilities was as follows:

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2022	2021
Operating cash flows from operating leases	Operating activities	$2,131	$1,803
Lease Commitments
Future minimum lease payments for the Company's real estate operating leases at December 31, 2022 were as follows:

(in thousands)
Year Ending December 31,	Amount Due
2023	$1,704
2024	1,308
2025	1,188
2026	1,302
2027	958
Thereafter	—
Total future minimum lease payments	6,460
Amount representing interest	(1,014)
Total future minimum lease payments, net of interest	$5,446

As of December 31, 2022, the Company had one lease that has not yet commenced. The future obligation for this lease is not material.

10.    Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses as of December 31, 2022 and 2021 consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued expenses	$17,742	$18,215
Accrued card network fees	14,243	10,239
Accrued compensation	7,287	5,861
Contingent consideration	6,079	3,000
Accounts payable	6,513	5,208
Total accounts payable and accrued expenses	$51,864	$42,523

11.    Debt Obligations
Outstanding debt obligations as of December 31, 2022 and 2021 consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Credit Agreement:
Term facility - matures April 27, 2027, interest rate of 9.82% and 6.75% at December 31, 2022 and 2021, respectively	$610,700	$616,900
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rate of 8.82% and 5.75% at December 31, 2022 and 2021, respectively	12,500	15,000
Total debt obligations	623,200	631,900
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(18,074)	(21,595)
Long-term debt, net	$598,926	$604,105
Contractual Maturities
Based on terms and conditions existing at December 31, 2022, future minimum principal payments for long-term debt are as follows:

(in thousands)		Revolving Credit Facility
December 31,	Term Facility		Total Principal Due
2023	$6,200	$—	$6,200
2024	6,200	—	6,200
2025	6,200	—	6,200
2026	6,200	12,500	18,700
2027	585,900	—	585,900
Total	$610,700	$12,500	$623,200
Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Credit Agreement.
Credit Agreement
On April 27, 2021, the Company entered into a Credit Agreement with Truist which provides for: 1) a $300.0 million Initial Term Loan; 2) a $290.0 million Delayed Draw Term Loan (together, the "term facility"); and 3) a $40.0 million senior secured revolving credit facility. The Credit Agreement was amended on September 17, 2021 to increase the amount of the Delayed Draw Term Loan facility by $30.0 million to $320.0 million. The additional Delayed Draw Term Loan is part of the same class of term loans made pursuant to the original commitments under the Credit Agreement.
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
The Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including covenants that restrict the ability to create liens, pay dividends or distribute assets from the Company's subsidiaries to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases. The outstanding amount of any loans and any other amounts owed under the Credit Agreement may, after the occurrence of an event of default, at the option of Truist on behalf of lenders representing a majority of the commitments, be declared immediately due and payable. Events of default include the failure of the Company to make principal, premium or interest payment when due, or the failure by the Company to perform or comply with any term or covenant in the Credit Agreement, after any applicable cure period.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each quarter ended September 30, 2023 and thereafter. As of December 31, 2022, the Company is in compliance with the covenants in the Credit Agreement and the Total Net Leverage Ratio was not applicable.
Proceeds from the Initial Term Loan were used to partially fund the refinancing of the Company's existing credit facilities as of April 27, 2021. Proceeds from the Delayed Draw Term Loan were used to fund the Company's acquisition of Finxera. See Note 2. Acquisitions for additional information related to the acquisition of Finxera.
Interest Expense and Amortization of Deferred Loan Costs and Discounts
Deferred financing costs and debt discounts are amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Unamortized deferred financing costs and debt discount are included in long-term debt on the Company's Consolidated Balance Sheets.

	Twelve Months Ended December 31,
(in thousands)	2022	2021	2020
Interest expense(1)	$53,554	$36,485	$44,839
(1)Included in this amount is $0.9 million of interest expense related to the accretion of contingent considerations from acquisitions.
Interest expense included amortization of deferred financing costs and debt discounts of $3.5 million, $4.0 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Loan Costs and Discounts, and Debt Extinguishment and Modification Expenses
In April 2021, the Initial Term Loan under the Credit Agreement was issued at a discount of $6.4 million. The Company incurred $6.4 million of costs including $3.5 million of ticking fees (debt commitment fees) prior to the drawdown of the funds in September 2021.
In September 2021, the Delayed Draw Term Loan was issued at a discount of $6.3 million. Additionally, the Company incurred $9.9 million of costs for the Delayed Draw Term Loan. Approximately $6.1 million of the remaining fees incurred for the Delayed Draw Term Loan were paid in connection with the Initial Term Loan and were deferred in other noncurrent assets on the Company's Consolidated Balance Sheet at June 30, 2021. The costs for the Delayed Draw Term Loan were amortized over the delayed commitment access period until September 2021, at which time the unamortized balance of the deferred costs was removed from other noncurrent assets and recorded as a reduction of the carrying amount of the debt obligation and are being amortized over the remaining term of the debt.
The Company determined that the issuance of the Initial Term Loan as part of the April 2021 refinancing of an existing facility was partially an extinguishment and a modification, and therefore, recognized debt extinguishment and modification costs of $8.3 million in April 2021, which included a portion of the refinancing fees and the write off of previously deferred fees under the prior credit agreements. These costs are reported within other expenses, net on the Company's Consolidated Statements of Operations.

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
The agreement also provided the Company the option to issue an additional 50,000 shares of redeemable senior preferred stock upon the closing of the Finxera acquisition for $50.0 million, less a $0.6 million discount and within 18 months after the issuance of those additional shares, subject to the satisfaction of certain customary closing conditions.
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

The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
January 1, 2021	—	$—
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	225	199,609
Unpaid dividend on redeemable senior preferred stock	—	8,704
Accretion of discounts and issuance cost	—	1,845
December 31, 2021	225	$210,158
Proceeds from issuance of redeemable senior preferred stock, net of discount and issuance costs	—	—
Unpaid dividend on redeemable senior preferred stock	—	16,794
Accretion of discounts and issuance cost	—	3,286
Cash portion of dividend and ticking fee outstanding at the end of the year	—	5,341
December 31, 2022	225	$235,579
The dividend rate for the redeemable senior preferred stock is equal to the three-month LIBOR rate (minimum of 1.00%) plus an applicable margin of 12.00% (capped at 22.50%) per year, with a required quarterly cash dividend payment of 5.00% plus the three-month LIBOR rate per year. The dividend rate is subject to future increases if the Company doesn't comply with the cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs. The dividend rate as of December 31, 2022, and 2021 was 15.7% and 13.0% respectively.
The following table provides a summary of the dividends for the period presented:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Dividends paid in cash(1)	$16,800	$7,460
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	16,794	8,704
Dividends declared	$33,594	$16,164
(1)Included in this amount is $5.3 million of dividends outstanding as of December 31, 2022
The following table presents cumulative dividends in arrears in aggregate and per-share:

(in thousands, except per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cumulative preferred dividends in arrears	$25,497	$8,704
Redeemable senior preferred stock, outstanding	225	225
Cumulative preferred dividends in arrears, per share	$113.3	$38.7

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
The Company used the proceeds from the April 2021 sale of the redeemable senior preferred stock to partially fund the Refinancing (see Note 11. Debt Obligations), to partially fund the Wholesale Payments, Inc. and C&H Financial Services, Inc. acquisitions in the second quarter of 2021 (see Note 2. Acquisitions) and to pay certain fees and expenses relating to the Refinancing and the offering of the redeemable senior preferred stock and warrants. The Company used the proceeds from the September 2021 sale of additional shares of redeemable senior preferred stock to fund the Finxera acquisition (see Note 2. Acquisitions).
Warrants
On April 27, 2021 the Company issued warrants to purchase up to 1,803,841 shares of the Company's Common Stock, par value $0.001 per share, at an exercise price of $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the warrants. In connection with the issuance of the warrants, the Company entered into an agreement pursuant to which it agreed to provide certain registration rights with respect to the common shares issuable upon exercise of the warrants. Under this agreement the holders of the related shares of Common Stock were granted piggyback rights to be included in certain underwritten offerings of Common Stock and the right to demand a shelf registration of the shares of Common Stock issued upon exercise of the warrants. As of December 31, 2022, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Consolidated Balance Sheet.

13.    Income Taxes
Components of consolidated income tax (benefit) expense for the years ended December 31, 2022, 2021, and 2020 were as follows:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
U.S. current income tax expense (benefit)
Federal	$10,411	$(2,321)	$4,766
State and local	2,546	(379)	3,173
Foreign	349	1	—
Total current income tax (benefit) expense	$13,306	$(2,699)	$7,939
U.S. deferred income tax expense (benefit)
Federal	$(5,001)	$(1,343)	$3,875
State and local	(2,970)	(1,213)	(915)
Foreign	15	(3)	—
Total deferred income tax (benefit) expense	$(7,956)	$(2,559)	$2,960
Total income tax expense (benefit)	$5,350	$(5,258)	$10,899
The Company's consolidated effective income tax rate was 167.2% for the year ended December 31, 2022, compared to a consolidated effective income tax rate of 135.9% for the year ended December 31, 2021. For the year ended December 31, 2020, the Company's consolidated effective income tax benefit rate was 13.3%. The effective rate for 2022 differed from the statutory rate of 21% primarily due to: 1) an increase in the valuation allowance against certain business interest carryover deferred tax assets; and 2) the finalization of prior estimates of certain intangible deferred tax liabilities resulting from the Finxera acquisition. The effective rate for December 31, 2021 differed from the statutory federal rate of 21% primarily due to: 1) an increase in the valuation allowance against certain business interest carryover deferred tax assets; 2) non-deductible transaction costs incurred in the acquisition of Finxera; 3) the finalization of prior estimates on the sale of the assets of PRET's real estate services business impacting amounts attributable to noncontrolling partners; and 4) an increase in the tax basis of certain intangible assets resulting from a change in a subsidiary's entity status. The effective rate for December 31, 2020 differed from the statutory federal rate of 21% primarily due to earnings attributable to noncontrolling interests and valuation allowance changes against certain business interest carryover deferred tax assets.

The following table provides a reconciliation of the consolidated income tax (benefit) expense at the statutory U.S. federal tax rate to actual consolidated income tax (benefit) expense for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	For the Years Ended December 31,
	2022	2021	2020
U.S. federal statutory (benefit) expense	$672	$(813)	$17,211
Non-controlling interests	—	(3,024)	(5,626)
State and local income taxes, net	421	(372)	1,140
Foreign rate differential	142	—	—
Excess tax benefits pursuant to ASU 2016-09	4	(339)	(37)
Valuation allowance changes	4,957	1,120	(2,945)
Nondeductible items	576	703	233
Transaction Costs	—	2,338	—
Intangible assets	(1,226)	(4,110)	1,056
Tax credits	(100)	(223)	(283)
Other, net	(96)	(538)	150
Income tax expense (benefit)	$5,350	$(5,258)	$10,899
Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of consolidated deferred income taxes were as follows:

	As of December 31,
(in thousands)	2022	2021
Deferred Tax Assets:
Accruals and reserves	$1,510	$1,751
Intangible assets	15,600	9,673
Net operating loss carryforwards	749	820
Interest limitation carryforwards	15,142	10,786
Other	4,107	3,332
Gross deferred tax assets	37,108	26,362
Valuation allowance	(15,462)	(10,781)
Total deferred tax assets	21,646	15,581
Deferred Tax Liabilities:
Prepaid assets	(1,101)	(1,191)
Investments in partnership	(41)	—
Property and equipment	(4,057)	(6,125)
Total deferred tax liabilities	(5,199)	(7,316)
Net deferred tax assets	$16,447	$8,265
In accordance with the provisions of ASC 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2022 and 2021, the Company had a consolidated valuation allowance of approximately $15.5 million and $10.8 million, respectively, against certain deferred income tax assets related to business interest deduction carryovers and business combination costs that the Company believes are not more likely than not to be realized.

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

(in thousands)
Balance as of January 1, 2022	$537
Additions based on tax positions related to the current year	—
Additions based on positions of prior years	—
Reductions for tax positions of prior years	(66)
Reductions related to lapse of the applicable statutes of limitations	(169)
Settlements	—
Balance as of December 31, 2022	$302
As of December 31, 2022 and 2021, the balance of unrecognized tax benefits that, if recognized, affect our effective tax rate was $0.1 million and $0.1 million, respectively. The Company continually evaluates the uncertain tax benefit associated with its uncertain tax positions. It is reasonably possible that the liability for uncertain tax benefits could decrease during the next 12 months by up to $0.1 million due to the expiration of statutes of limitations.
The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for December 31, 2019 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for December 31, 2018 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.
At December 31, 2022 and December 31, 2021, the Company had state NOL carryforwards of approximately $13.4 million and $13.6 million, respectively, with expirations dates ranging from 2023 to 2041.
The Company has historically been impacted by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of ATI, as defined. In March 2020, the CARES Act was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020. As of December 31, 2022, the Company had interest deduction limitation carryforwards of $61.5 million.

14.    Stockholders' Deficit
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
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2022, the Company has not issued any shares of preferred stock.
Share Repurchase Program
During the second quarter of 2022, PRTH's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations.
In August 2021, PRTH's Board of Directors authorized a $10.0 million 2021 share repurchase program. Under the 2021 Share Repurchase Program. the Company was authorized to purchase up to 1.0 million shares of its Common Stock through open market transactions, unsolicited or solicited privately negotiated transactions, or otherwise in accordance with all applicable securities laws and regulations. The Company terminated the 2021 Share Repurchase Program effective as of the close of business on September 23, 2021.
For the years ended December 31, 2022 and 2021, share re-purchase activity under these programs was as follows:

	Years Ended December 31,
in thousands, except share data, which is in whole units	2022	2021
Number of shares purchased(1)	1,309,374	162,715
Average price paid per share	$4.42	$5.87
Total Investment(1)	$5,791	$1,023
(1)These amounts may differ from the repurchases of Common Stock amounts in the Consolidated Statements of Cash Flows due to shares withheld for taxes and unsettled share repurchases at the end of the quarter.
Warrants and Purchase Options
As of December 31, 2022, 3,556,470 warrants from the original business combination in July 2018, remain outstanding. These warrants allow the holders to purchase shares of the Company's Common Stock at an exercise price of $11.50 per share. These warrants expire on August 24, 2023.
Prior to July 25, 2018, a purchase option was sold to an underwriter for consideration of $100. The purchase option, which survived the business combination, allow the holders to purchase up to a total of 300,000 units (each consisting of a share of Common Stock and a public warrant) exercisable at $12.00 per unit. The purchase option expires on August 24, 2023. The purchase option is classified as equity for accounting purposes and remain outstanding as of December 31, 2022.

15.    Stock-based Compensation
2018 Equity Incentive Plan
The 2018 Plan was approved by the Company's Board of Directors and shareholders in July 2018. The 2018 Plan provided for the issuance of up to 6,685,696 of the Company's Common Stock, and these shares were registered on a Form S-8 during 2018. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, SARs, restricted stock awards, RSUs, other stock-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's Board of Directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's Common Stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan. On March 17, 2022, the Company's Board of Directors unanimously approved an amendment to the 2018 Plan which was subsequently approved by our shareholders, to increase the number of shares authorized for issuance under the plan by 2,500,000 shares, resulting in 9,185,696 shares of the Company's Common Stock authorized for issuance under the plan. These additional shares were registered on a Form S-8 in December 2022.

Stock-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
2018 Equity Incentive Plan
Restricted stock units compensation expense	6,182	2,561	1,364
Stock options compensation expense	$7	$327	$753
Liability-classified compensation expense	—	325	313
ESPP compensation expense	39	—	—
Total	$6,228	$3,213	$2,430
For the years ended December 31, 2022, 2021 and 2020, the Company recognized an income tax benefit of approximately $0.7 million, $0.4 million and $0.4 million, respectively, for stock-based compensation expense. No stock-based compensation has been capitalized.
A summary of the activity in stock units for the 2018 Plan that occurred during the years ended December 31, 2022, 2021 and 2020 is as follows:

Common Stock available for issuance at January 1, 2020	4,796,176
Stock options granted	(15,000)
Stock options forfeited	220,045
RSUs granted	(1,031,740)
RSU granted with performance goals that have not been determined	(128,624)
RSUs forfeited	21,277
Common Stock available for issuance at December 31, 2020	3,862,134
Stock options forfeited	50,589
Stock options expired	53,870
RSUs granted	(711,987)
RSUs forfeited	1,957
Shares withheld for taxes(1)	106,477
Common Stock available for issuance at December 31, 2021	3,363,040
New shares authorized for issuance	2,500,000
Stock options forfeited	221,733
RSUs granted	(3,223,949)
RSUs forfeited	353,196
Shares withheld for taxes(1)	291,266
Common Stock available for issuance at December 31, 2022	3,505,286
(1)The number of shares surrendered to satisfy withholding taxes owed are subsequently added back to the shares available for grant under the 2018 Plan.

Details about the time-based equity-classified stock options granted under the plan are as follows:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	1,227,625	$6.90
Forfeited	(221,733)	6.95
Outstanding, December 31, 2022	1,005,892	6.88	5.7 years	$42

Exercisable at December 31, 2022	998,392	$6.92	5.7 years	$21
The weighted-average grant date fair value of options granted in 2020 was $1.99. There were no options granted in 2022 or 2021. The intrinsic value of options exercised in 2021 was $0.2 million, there were no options exercised in 2022 or 2020. As of December 31, 2022, there was $11.7 thousand of unrecognized compensation costs related to stock options, which is expected to be recognized over a remaining weighted-average period of 1.6 years.
The table below presents the assumptions used to calculate the fair value of the stock options issued in 2020:

2020
Expected volatility	94%
Risk-free interest rate	0.5%
Expected term (years)	7.5
Dividend yield	—%
Exercise price	$2.47

Equity-classified Restricted Stock Units
Below is a summary of the Company's equity-classified RSUs for the periods presented:

	Underlying Common Shares	Weighted-average Grant Date Fair Value
Service-based vesting:
Unvested at January 1, 2020	53,571	$7.00
Granted(1)	892,142	$2.93
Forfeited	(21,277)	$2.35
Vested	(328,035)	$3.18
Unvested at December 31, 2020	596,401	$3.18
Granted(1)	647,512	$6.63
Forfeited	(1,957)	$7.92
Vested	(362,706)	$3.65
Unvested at December 31, 2021	879,250	$5.51
Granted(1)	2,878,948	$6.14
Forfeited	(353,196)	$6.04
Vested	(822,602)	$5.44
Unvested at December 31, 2022	2,582,400	$5.70

Performance-based vesting:
Unvested at January 1, 2020	71,383	$10.52
Granted(2)	139,598	$2.56
Forfeited	(71,383)	$10.52
Unvested at December 31, 2020	139,598	$2.56
Granted(2)	64,475	$6.90
Vested	(104,620)	$7.24
Unvested at December 31, 2021	99,453	$4.46
Granted(2)	64,366	$5.00
Vested	(64,366)	$6.90
Unvested at December 31, 2022	99,453	$3.24
(1)Includes 228,347 shares with an estimated fair value of $1.1 million, 55,689 shares with an estimated fair value of $0.5 million and 212,768 shares with an estimated fair value of $0.4 million issued to non-employees in December 31, 2022, 2021 and 2020, respectively.
(2)Includes only the portions of grants for which the performance goals have been determined and communicated to the grant recipient. Any grants for which the required performance goals have not been determined and communicated to the grant recipient are not considered to have been granted for accounting purposes.

As of December 31, 2022, there was $13.1 million and $0.2 million of unrecognized compensation costs for equity-classified service-based RSUs and performance-based RSUs, respectively, which are expected to be recognized over a remaining weighted-average period of 2.5 years and 0.5 years, respectively. The total fair value of RSUs that vested in 2022, 2021 and 2020 was $0.9 million, $3.2 million and $1.3 million, respectively.
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
In June 2021, the Company committed to issue an additional liability-classified award with a target value of $0.9 million in 2022 to its Chairman and CEO if certain annual performance goals and achievement criteria were attained for 2021. The Company has accrued $0.3 million in compensation expense for this liability-classified award, which is included in salary and employee benefit expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2021. In the first quarter of 2022, the Company determined that the performance criteria was not met and this award was subsequently forfeited.
Employee Stock Purchase Plan
On April 16, 2021, the 2021 Stock Purchase Plan was authorized by the Company's Board of Directors. The maximum number of shares available for purchase under the 2021 Stock Purchase Plan is 200,000 shares.The shares issued under the 2021 Stock Purchase Plan may be authorized but unissued or reacquired shares of Common Stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began during the first quarter of 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each quarter. The compensation expense for the year ended December 31, 2022 was immaterial and is included in stock-based compensation expense.

16.    Employee Benefit Plans
The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. The Company's contributions to the plan were $1.7 million, $1.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company offers a comprehensive medical benefit plan to eligible employees. All obligations under the plan are fully insured through third-party insurance companies. Employees participating in the medical plan pay a portion of the costs for the insurance benefits.

17.    Related Party Transactions
PHOT Preferred Unit Redemption - Distribution to NCIs
In February 2019, PHOT a subsidiary of the Company, received a contribution of substantially all of the operating assets of certain companies under an asset contribution agreement. In November 2020, the Company agreed with the contributors to an exchange of shares of Common Stock of the Company, or cash, for the remaining undistributed Total Preferred Equity Interests of $4.8 million. An exchange valuation for the Company's Common Stock was established as of November 12, 2020 at the prior 20-day volume weighted average price of $2.78 per share. The exchange was contingent upon receiving approval of the Company's lenders; therefore, the binding exchange agreements were not entered into until after lender approval was received in April 2021 in connection with the Refinancing.
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
Commitment to Lend and Warrant to Acquire
During 2019, the Company, through one if its wholly-owned subsidiaries, executed an interest-bearing loan and commitment agreement with another entity to loan the entity up to $10.0 million based on certain growth metrics of the entity and continued compliance by the entity with the terms and covenants of the agreement.
In December 2021, the entity was sold to a third party. In connection with the sale, the Company's note receivable was fully repaid and the Company's warrants were cancelled in exchange for cash consideration. The Company recognized a gain of $7.6 million in its Consolidated Statements of Operations for the year ended December 31, 2021 related to this transaction.
Advance to Affiliate
During 2022, the Chairman and CEO, who is considered to be an affiliate of the Company, received an advance of incentive compensation of $1.2 million. Subsequent to December 31, 2022, the advance was satisfied in full.

18.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at December 31, 2022, the Company is committed to pay minimum processing fees under these agreements of approximately $15.7 million in 2023 and $17.0 million in 2024.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $0.7 million for the year ended December 31, 2022, and is committed to purchase vendor services worth $1.5 million in 2023 and $2.3 million in 2024.
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $22.0 million. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of December 31, 2022, the Company contributed $6.9 million.
Merchant Reserves
See Note 5. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.

Contingent Consideration
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not initially recorded by the acquirer on the date of acquisition. Rather, the acquirer generally recognizes contingent consideration when it becomes probable and estimable.
On March 15, 2019, a subsidiary of the Company paid $15.2 million cash to acquire certain residual portfolio rights. This asset acquisition became part of the Company's SMB Payments reportable segment. The initial purchase price is subject to an increase of up to $6.4 million in accordance with the terms of the agreement between the Company and the sellers. As of December 31, 2021, the Company paid $4.0 million to the seller and the fair value of the contingent consideration was increased by $0.2 million. On April 14, 2022, the Company amended the purchase agreement related to its acquisition of certain residual portfolio rights to provide for an additional earnout opportunity to be earned during the 12 months ending March 31, 2023. As of December 31, 2022, the fair value of the contingent consideration was increased for $0.3 million and the Company paid $2.7 million. As of December 31, 2022, it is not probable the seller will meet criteria for any future earnout opportunities.
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
Concentration of Risks
The Company's revenue is substantially derived from processing Visa and Mastercard bankcard transactions. Because the Company is not a member bank, in order to process these bankcard transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card association.
A majority of the Company's cash and restricted cash is held in certain FIs, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

19.    Fair Value
Fair Value Measurements
Contingent consideration liabilities related to certain of the Company's acquisition is uncertain due to the utilization of unobservable inputs and management's judgement in determining the likelihood of achieving the earn-out criteria or the years ended December 31, 2022 and 2021. These liabilities measured at fair value on a recurring basis consisted of the following:

		Years Ended December 31,
(in thousands)	Fair Value Hierarchy	2022	2021
Contingent consideration, current portion	Level 3	$6,079	$4,006
Contingent consideration, noncurrent portion	Level 3	2,000	6,680
Total contingent consideration		$8,079	$10,686
During the year ended December 31, 2022, there were no transfers into, out of, or between levels of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration for the years ended December 31, 2022 and 2021.

(in thousands)	Contingent Consideration Liability
Balance at January 1, 2021	$—
Contingent consideration related to the acquisitions	10,686
Balance at December 31, 2021	10,686
Accretion of discount on contingent consideration	864
Fair value adjustments	1,195
Payment of contingent consideration	(4,666)
Balance at December 31, 2022	$8,079
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $4.7 million and $0.4 million at December 31, 2022 and December 31, 2021, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 11. Debt Obligations) are reflected in the Company's Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the of the term loan facility was estimated to be approximately $606.1 million and $613.8 million at December 31, 2022 and 2021, respectively, and was estimated using binding and non-binding quoted market prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
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
More information about our three reportable segments:
•SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.

•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank and Mastercard).
•Enterprise Payments: Provides embedded payment and treasury solutions to enterprise customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.
Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Years Ended December 31,
	2022	2021	2020
Revenues:
SMB Payments	$562,237	$475,630	$370,521
B2B Payments	18,890	17,138	20,922
Enterprise Payments	82,514	22,133	12,899
Consolidated revenues	$663,641	$514,901	$404,342

Depreciation and amortization:
SMB Payments	$43,925	$41,144	$35,627
B2B Payments	744	294	306
Enterprise Payments	24,892	7,158	3,674
Corporate	1,120	1,101	1,168
Consolidated depreciation and amortization	$70,681	$49,697	$40,775

Operating income:
SMB Payments	$54,866	$52,884	$37,897
B2B Payments	208	135	923
Enterprise Payments	30,937	6,763	1,899
Corporate	(29,846)	(26,689)	(19,858)
Consolidated operating income	$56,165	$33,093	$20,861
A reconciliation of total operating income of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Years Ended December 31,
	2022	2021	2020
Total operating income of reportable segments	$86,011	$59,782	$40,719
Corporate	(29,846)	(26,689)	(19,858)
Interest expense	(53,554)	(36,485)	(44,839)
Debt modification and extinguishment costs	—	(8,322)	(1,899)
Gain on sale of business	—	7,643	107,239
Other income, net	589	202	596
Income tax (expense) benefit	(5,350)	5,258	(10,899)
Net (loss) income	$(2,150)	$1,389	$71,059

21.     (Loss) Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

(in thousands except per share amounts)	Years Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(2,150)	$1,389	71,059
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(36,880)	(18,009)	—
Less: NCI preferred unit redemptions	—	(8,021)	—
Less: Earnings attributable to NCI	—	—	(45,398)
Net (loss) income attributable to common stockholders	$(39,030)	$(24,641)	$25,661
Denominator:
Basic:
Weighted-average common shares outstanding(1)	78,233	71,902	67,158
Basic (loss) earnings per common share	$(0.50)	$(0.34)	$0.38
Diluted:
Weighted-average common shares outstanding(1)	78,233	71,902	67,158
Effect of potentially dilutive common stock equivalents	—	—	105
Diluted weighted-average common shares outstanding	78,233	71,902	67,263
Diluted (loss) earnings per common share	$(0.50)	$(0.34)	$0.38
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021 (refer to Note 12, Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from (loss) earnings per common share that could potentially be dilutive in future periods are as follows:

	Common Stock Equivalents at December 31,
(in thousands)	2022	2021	2020
Outstanding warrants on common stock(1)	3,556	3,556	3,556
Outstanding options and warrants issued to adviser(2)	600	600	600
Restricted stock awards(3)	2,440	442	280
Liability-classified restricted stock units	—	129	107
Outstanding stock option awards(3)	1,098	1,313	1,506
Total	7,694	6,040	6,049
(1)The warrants are exercisable at $11.50 per share and expire on August 24, 2023. Refer to Note 14. Stockholders' Deficit.
(2)The warrants and options are exercisable at $12.00 per share and expire on August 24, 2023. Refer Note 14. Stockholders' Deficit.
(3)Granted under the 2018 Plan.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
(c)Attestation Report of Independent Registered Public Accounting Firm
Not applicable due to the Company's status as a non-accelerated filer.

(d)Changes in Internal Control over Financial Reporting
During 2022, the Company implemented new general ledger, accounts payable, consolidation and financial reporting systems. The implementation involved changes to certain processes and related internal controls over financial reporting. The Company has reviewed the system and controls affected and has made the appropriate changes as necessary.
There were no other changes in the Company's internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
N/A

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2023 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

4.5*	Description of Securities
4.6	Form of Warrant

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

10.7*	Executive Employment Agreement of Bradley Miller dated April 15, 2022
10.8*	Executive Employment Agreement of Timothy O'Leary dated September 19, 2022
10.9	Form Restricted Stock Unit Award Agreement
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

10.15	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.16	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.17	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.18 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.19 †	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.21 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.22	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
21.1 *	Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

March 23, 2023	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 23, 2023

/s/ Timothy M. O'Leary Timothy M. O'Leary	Chief Financial Officer (Principal Financial Officer)	March 23, 2023

/s/ Rajiv Kumar Rajiv Kumar	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2023

/s/ John Priore	Director	March 23, 2023
John Priore

/s/ Michael Passilla Michael Passilla	Director	March 23, 2023

/s/ Marietta C. Davis Marietta C. Davis	Director	March 23, 2023

/s/ Christina M. Favilla Christina M. Favilla	Director	March 23, 2023

/s/ Stephen W. Hipp Stephen W. Hipp	Director	March 23, 2023

/s/ Marc Crisafulli Marc Crisafulli	Director	March 23, 2023