Form 10-Q
period 2023-03-31
Priority Technology Holdings, Inc.
filed 2023-05-11
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023

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
 Yes  ☐    No  ☒

As of May 5, 2023, the number of the registrant's Common Stock outstanding was 76,496,121.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act, enacted by the U.S. Federal Government on August 16, 2022
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests in consolidated subsidiaries
PIK	Payment-in-kind
PHOT	Priority Hospitality Technology, LLC
SEC	Securities and Exchange Commission
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)
Wholesale Payments	Wholesale Payments, Inc.

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,882	$18,454
Restricted cash	11,012	10,582
Accounts receivable, net of allowances of $1,154 and $1,143, respectively	78,042	78,113
Prepaid expenses and other current assets	10,443	11,832
Current portion of notes receivable, net of allowance of $0 and $0, respectively	1,581	1,471
Settlement assets and customer/subscriber account balances	612,146	532,018
Total current assets	729,106	652,470
Notes receivable, less current portion	3,066	3,191
Property, equipment and software, net	36,976	34,687
Goodwill	368,740	369,337
Intangible assets, net	277,478	288,794
Deferred income taxes, net	22,163	16,447
Other noncurrent assets	8,456	8,437
Total assets	$1,445,985	$1,373,363
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$57,110	$51,864
Accrued residual commissions	41,049	35,979
Customer deposits and advance payments	2,868	2,618
Current portion of long-term debt	6,200	6,200
Settlement and customer/subscriber account obligations	612,953	533,340
Total current liabilities	720,180	630,001
Long-term debt, net of current portion, discounts and debt issuance costs	592,279	598,926
Other noncurrent liabilities	11,857	11,643
Total noncurrent liabilities	604,136	610,569
Total liabilities	1,324,316	1,240,570
Commitments and contingencies (Note 13)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at March 31, 2023 and December 31, 2022	235,439	235,579
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 78,902,459 and 78,385,685 shares issued at March 31, 2023 and December 31, 2022, respectively; and 76,404,628 and 76,044,629 shares outstanding at March 31, 2023 and December 31, 2022, respectively	76	76
Treasury stock at cost, 2,497,831 and 2,341,056 shares at March 31, 2023 and December 31, 2022, respectively	(12,336)	(11,559)
Additional paid-in capital	328	9,650
Accumulated other comprehensive income	24	—
Accumulated deficit	(102,714)	(102,208)
Total stockholders' deficit attributable to stockholders of PRTH	(114,622)	(104,041)
Non-controlling interests in consolidated subsidiaries	852	1,255
Total stockholders' deficit	(113,770)	(102,786)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,445,985	$1,373,363
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$185,028	$153,239
Operating expenses
Cost of revenue (excludes depreciation and amortization)	121,966	101,480
Salary and employee benefits	19,048	16,077
Depreciation and amortization	18,048	17,353
Selling, general and administrative	9,118	7,503
Total operating expenses	168,180	142,413
Operating income	16,848	10,826
Other (expense) income
Interest expense	(17,699)	(11,535)
Other income, net	212	51
Total other expense, net	(17,487)	(11,484)
Loss before income taxes	(639)	(658)
Income tax benefit	(133)	(325)
Net loss	(506)	(333)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(11,295)	(8,400)
Net loss attributable to common stockholders	(11,801)	(8,733)
Other comprehensive income (loss)
Foreign currency translation adjustments	24	—
Comprehensive loss	$(11,777)	$(8,733)

Loss per common share:
Basic and diluted	$(0.15)	$(0.11)

Weighted-average common shares outstanding:
Basic and diluted	78,133	78,597

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	1,936	—	—	1,936	—	1,936
ESPP compensation and vesting of stock-based compensation	517	—	—	—	37	—	—	37	—	37
Shares withheld for taxes	(157)	—	157	(777)	—	—	—	(777)	—	(777)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,477)	—	—	(10,477)	—	(10,477)
Accretion of redeemable senior preferred stock	—	—	—	—	(818)	—	—	(818)	—	(818)
Adjustment to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24	—	24
Net loss	—	—	—	—	—	—	(506)	(506)	—	(506)
March 31, 2023	76,404	$76	2,498	$(12,336)	$328	$24	$(102,714)	$(114,622)	$852	$(113,770)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$—	$(100,058)	$(64,237)	$—	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	1,558	—	—	1,558	—	1,558
Vesting of stock-based compensation	129	—	—	—	—	—	—	—	—	—
Share repurchases and shares withheld for taxes	(27)	1	27	(157)	(1)	—	—	(157)	—	(157)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,595)	—	—	(7,595)	—	(7,595)
Accretion of redeemable senior preferred stock	—	—	—	—	(805)	—	—	(805)	—	(805)
Net loss	—	—	—	—	—	—	(333)	(333)	—	(333)
March 31, 2022	76,842	$78	747	$(4,248)	$32,992	$—	$(100,391)	$(71,569)	$—	$(71,569)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(506)	$(333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	18,048	17,353
Stock-based compensation	1,936	1,558
Amortization of debt issuance costs and discounts	903	848
Deferred income tax	(5,716)	(3,227)
Change in contingent consideration	229	—
Other non-cash items, net	14	—
Change in operating assets and liabilities:
Accounts receivable	81	(14,440)
Prepaid expenses and other current assets	481	164
Income taxes (receivable) payable	8,666	2,913
Notes receivable	(163)	98
Accounts payable and other accrued liabilities	3,916	5,316
Customer deposits and advance payments	250	(13)
Other assets and liabilities, net	(462)	(624)
Net cash provided by operating activities	27,677	9,613
Cash flows from investing activities:
Additions to property, equipment and software	(5,046)	(2,370)
Notes receivable, net	178	(2,400)
Acquisitions of assets and other investing activities	(2,715)	(941)
Net cash used in investing activities	(7,583)	(5,711)
Cash flows from financing activities:
Repayments of long-term debt	(1,550)	(1,550)
Repayments of borrowings under revolving credit facility	(6,000)	(5,000)
Shares withheld for taxes on vested stock-based compensation	(777)	(156)
Dividends paid to redeemable senior preferred stockholders	(11,435)	(3,505)
Settlement and customer/subscriber accounts obligations, net	79,258	12,749
Payment of contingent consideration related to business combination	(1,959)	—
Net cash provided by financing activities	57,537	2,538
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	77,631	6,440
Cash and cash equivalents, and restricted cash at beginning of period	560,610	518,093
Cash and cash equivalents, and restricted cash equivalents at end of period	$638,241	$524,533

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$15,882	$13,557
Restricted cash	11,012	13,588
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	611,347	497,388
Total cash and cash equivalents, and restricted cash	$638,241	$524,533

Supplemental cash flow information:
Cash paid for interest	$16,330	$10,613
Non-cash investing and financing activities:
Adjustment to value of profit interest units	$596	$—
Acquisition of intangible asset	$193	$—

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," "PRTH," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a provider of merchant acquiring, integrated payment software, money transmission services and commercial payments solutions.
The Company operates on a calendar year ending each December 31 and on four calendar quarters ending on March 31, June 30, September 30 and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC. The Consolidated Balance Sheet as of December 31, 2022 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 but does not include all disclosures required by GAAP for annual financial statements.
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of March 31, 2023, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Accounts Receivable, net
Accounts receivables include dues from the Company's sponsor banks (for revenues earned, net of related interchange and processing fees, and do not bear interest), agents, merchants and other customers, stated net of allowance for current expected credit losses for any uncollectible amounts.

Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of the Indian subsidiary of the Company is Indian Rupee (i.e. local currency of Republic of India). Accordingly, assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).

Recently Adopted Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance changes how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaces the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified-retrospective approach. The implementation of ASU 2016-13 did not have a material impact on the Company's unaudited consolidated financial condition and results of operations. Additionally, the Company modified its accounting policy to conform with the requirements of the adoption of this standard.

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

(in thousands)
Consideration:
Cash(1)	$5,026
Total purchase consideration	5,026
Fair value of class B shares issued in Ovvi(3)	659
Total enterprise value of business acquired(3)	$5,685

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$110
Inventory	142
Property, equipment and software, net	20
Goodwill(3)	3,393
Intangible assets(2)	2,021
Other non-current asset	152
Other non-current liability	(153)
Total enterprise value of business acquired(3)	$5,685
and
(1)Includes $50,000 withheld for inventory acquired which was subsequently released in March 2023.
(2)The intangible assets consist of $1.3 million for technology, $0.4 million for customer relationships and $0.3 million for trade names.
(3)During the three months ended March 31, 2023, the Company recorded measurement period adjustments due to additional information received related to the valuation of the Class B shares. This measurement period adjustment resulted in a decrease of $0.6 million in goodwill and NCI.
Other Acquisition
The Company also completed another acquisition during 2022 for approximately $1.2 million, which was not material. The acquisition did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of acquisition was allocated to the technology asset acquired.

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue Type:
Merchant card fees	$149,644	$127,952
Money transmission services	21,406	16,283
Outsourced services and other services	11,005	7,097
Equipment	2,973	1,907
Total revenues(1),(2)	$185,028	$153,239
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $5.0 million and $0.6 million of interest income for the three months ended March 31, 2023 and 2022, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.2 million and $0.1 million of interest income for the three months ended March 31, 2023, and 2022, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three months ended March 31, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$148,688	$—	$3,272	$2,973	$154,933
B2B Payments	927	—	1,859	—	2,786
Enterprise Payments	29	21,406	5,874	—	27,309
Total revenues	$149,644	$21,406	$11,005	$2,973	$185,028

	Three Months Ended March 31, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$127,387	$—	$665	$1,907	$129,959
B2B Payments	565	—	5,360	—	5,925
Enterprise Payments	—	16,283	1,072	—	17,355
Total revenues	$127,952	$16,283	$7,097	$1,907	$153,239
Deferred revenues were not material for the three months ended March 31, 2023 and 2022.

Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.6 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets and net contract liabilities were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months ended March 31, 2023 and March 31, 2022.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $107.0 million and $110.3 million at March 31, 2023 and December 31, 2022, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three months ended March 31, 2023 and 2022 were $1.0 million and $1.1 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $66.6 million and $42.7 million at March 31, 2023 and December 31, 2022, respectively. Company-owned bank accounts held $1.6 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
Enterprise Payments Segment
In the Company's Enterprise Payments segment revenue is derived primarily from enrollment fees, monthly subscription fees and transaction-based fees from licensed money transmission services. As part of its licensed money transmission services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents, but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer/subscriber account balances and the related obligations as settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.

In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $7.1 million and $6.1 million at March 31, 2023 and December 31, 2022, respectively.

The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$799	$444
Customer/Subscriber Account Balances:
Cash and cash equivalents	611,347	531,574
Total settlement assets and customer/subscriber account balances	$612,146	$532,018

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$600,516	$516,086
Subscriber account obligations	10,831	15,488
Due to customers' payees(1)	1,606	1,766
Total settlement and customer/subscriber account obligations	$612,953	$533,340
(1)The related assets are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $4.6 million and $4.7 million as of March 31, 2023 and December 31, 2022, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 15.4% as of March 31, 2023 and December 31, 2022. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of March 31, 2023 and December 31, 2022, the Company had no allowance for doubtful notes receivable.
As of March 31, 2023, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending March 31,
2023	$1,581
2024	1,051
2025	917
2026	888
2027	210
After 2027	—
Total	$4,647

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	March 31, 2023	December 31, 2022
Computer software	$67,371	$64,197
Equipment	13,611	13,302
Leasehold improvements	7,191	6,990
Furniture and fixtures	2,891	2,909
Property, equipment and software	91,064	87,398
Less: Accumulated depreciation	(61,171)	(58,409)
Capital work in-progress	7,083	5,698
Property, equipment and software, net	$36,976	$34,687

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation expense	$2,757	$2,227
Computer software represents purchased software and internally developed back office and merchant interfacing systems used to assist in the reporting of merchant processing transactions and other related information.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units was as follows:

(in thousands)	March 31, 2023	December 31, 2022
SMB Payments	$124,028	$124,625
Enterprise Payments	244,712	244,712
Total	$368,740	$369,337
The following table summarizes the changes in the carrying value of goodwill for the periods ended March 31, 2023 and December 31, 2022:

(in thousands)	Amount
Balance at December 31, 2022	$369,337
Purchase price adjustment for Ovvi	(597)
Balance at March 31, 2023	$368,740
As of March 31, 2023, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.

Other Intangible Assets
Other intangible assets consisted of the following:

(in thousands, except weighted-average data)	March 31, 2023			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(27,096)	$148,204	14.8
Residual buyouts	136,064	(81,335)	54,729	6.3
Customer relationships	96,000	(86,319)	9,681	8.2
Merchant portfolios	76,350	(46,202)	30,148	6.7
Technology	51,156	(19,524)	31,632	8.9
Trade names	3,183	(2,199)	984	11.4
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$543,543	$(266,065)	$277,478	9.7
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2022			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(24,021)	$151,279	14.8
Residual buyouts	132,325	(76,316)	56,009	6.6
Customer relationships	96,000	(83,298)	12,702	8.2
Merchant portfolios	76,423	(43,170)	33,253	6.7
Technology	50,963	(18,566)	32,397	8.4
Trade names	3,183	(2,129)	1,054	11.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$539,684	$(250,890)	$288,794	9.7
(1)These assets have an indefinite useful life.

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization expense	$15,291	$15,126
As of March 31, 2023, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Term facility - matures April 27, 2027, interest rates of 10.70% and 9.82% at March 31, 2023 and December 31, 2022, respectively	$609,150	$610,700
Revolving credit facility - $40.0 million line, matures April 27, 2026, interest rates of 9.59% and 8.82% at March 31, 2023 and December 31, 2022, respectively	6,500	12,500
Total debt obligations	615,650	623,200
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(17,171)	(18,074)
Long-term debt, net	$592,279	$598,926
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

Outstanding borrowings under the Credit Agreement accrue interest using either a base rate or a LIBOR rate plus an applicable margin per year, subject to a LIBOR rate floor of 1.00% per year. The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins on the revolving credit facility may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for LIBOR and the rate used for base-rate borrowings.
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense(1)	$17,699	$11,536
(1)Included in interest expense is $0.1 million and $0.0 million related to the accretion of contingent considerations from acquisitions for the three months ended March 31, 2023 and 2022, respectively.
Interest expense included amortization of deferred financing costs and debt discounts of $0.9 million and $0.8 million for the three months ended March 31, 2023, and 2022, respectively.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30,

2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of March 31, 2023, the Total Net Leverage Ratio was not applicable and the Company was in compliance with the covenants in the Credit Agreement.

9.    Redeemable Senior Preferred Stock and Warrants
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the three months ended March 31, 2023:

(in thousands)	Shares	Amount
December 31, 2022	225	$235,579
Payment of cash portion of dividend and ticking fee outstanding at December 31, 2022	—	(5,341)
Unpaid dividend on redeemable senior preferred stock	—	4,383
Accretion of discounts and issuance cost	—	818
March 31, 2023	225	$235,439
The dividend rate for the redeemable senior preferred stock is equal to the three-month LIBOR rate (minimum of 1.00%) plus an applicable margin of 12.00% (capped at 22.50%) per year, with a minimum quarterly cash dividend payment of 5.00% plus the three-month LIBOR rate per year. The dividend rate is subject to future increases if the Company doesn't comply with the minimum cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs.
The dividend rate as of March 31, 2023 and December 31, 2022, was 16.7% and 15.7% respectively.
The following table provides a summary of the dividends for the period presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Dividends paid in cash	$6,094	$3,505
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,383	4,090
Dividends declared	$10,477	$7,595
On April 27, 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of March 31, 2023, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

10.    Income Taxes
The Company's consolidated effective income tax rate for the three months ended March 31, 2023, was 20.8%, compared to a consolidated effective income tax rate of 49.4% for the three months ended March 31, 2022. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
Based on management's assessment, as of March 31, 2023, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2023 and December 31, 2022, the Company has not issued any shares of preferred stock.
Share Repurchase Program
During the second quarter of 2022, PRTH's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company did not repurchase any shares under the share repurchase program during the first quarter of 2023.

	March 31, 2023	December 31, 2022
in thousands, except share data, which is in whole units
Number of shares purchased(1)	—	1,309,374
Average price paid per share	$—	$4.42
Total Investment(1)	$—	$5,791
(1)These amounts may differ from the repurchases of Common Stock amounts in the Unaudited Statements of Cash Flows due to shares withheld for taxes and unsettled share repurchases at the end of the quarter.

12.    Stock-based Compensation
For the three months ended March 31, 2023 and 2022, stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock-based compensation expense	$1,936	$1,558
Income tax benefit for stock-based compensation was immaterial for the three months ended March 31, 2023 and 2022. No stock-based compensation has been capitalized.

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
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each offering period. The compensation expense for the three months ended March 31, 2023, was immaterial and is included in stock-based compensation in the table above.

13.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $13.0 million in 2023 and $7.0 million in 2024.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $0.7 million for the year ended December 31, 2022, and is committed to purchase vendor services worth $1.5 million in 2023 and $2.3 million in 2024.
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $26.0 million and $22.0 million as March 31, 2023 and December 31, 2022, respectively. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of March 31, 2023 and December 31, 2022, the Company has contributed $7.1 million and $6.9 million, respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.
Contingency
The Company received an invoice of $2.7 million in March 2023 from one of the partner banks related to certain services rendered during Q1 2022. Of the invoiced amount, $2.3 million was disputed with the partner bank and further review is in process. Pending completion of the review, the Company is unable to estimate the amount of liability and therefore an accrual related to this item has not been recorded as of March 31, 2023.
Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to acquisitions completed during prior years:

(in thousands)	Contingent Consideration Liabilities
December 31, 2022	$8,079
Addition of contingent consideration (related to asset acquisition)	2,100
Accretion of contingent consideration	113
Fair value adjustments due to changes in estimates of future payments	116
Payment of contingent consideration	(4,059)
March 31, 2023	$6,349
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

14.    Fair Value
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
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	March 31, 2023	December 31, 2022
Contingent consideration, current portion	Level 3	$4,349	$6,079
Contingent consideration, noncurrent portion	Level 3	2,000	2,000
Total contingent consideration		$6,349	$8,079
During the three months ended March 31, 2023, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $4.6 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the of the term facility was estimated to be $604.6 million and $606.1 million at March 31, 2023 and December 31, 2022, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

15.    Segment Information
The Company has three reportable segments:
•SMB Payments – provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging the Company's proprietary software platform, distributed through ISOs, direct sales and vertically focused ISV channels.
•B2B Payments – provides AP automation solutions to corporations, software partners and FIs, including Citi and Mastercard.
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

Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Revenues:
SMB Payments	$154,933	$129,959
B2B Payments	2,786	5,925
Enterprise Payments	27,309	17,355
Consolidated revenues	$185,028	$153,239

Depreciation and amortization:
SMB Payments	$10,846	$10,824
B2B Payments	125	73
Enterprise Payments	6,690	6,197
Corporate	387	259
Consolidated depreciation and amortization	$18,048	$17,353

Operating (loss) income:
SMB Payments	$12,011	$12,486
B2B Payments	(849)	409
Enterprise Payments	12,663	4,494
Corporate	(6,977)	(6,563)
Consolidated operating income	$16,848	$10,826

A reconciliation of total operating income of reportable segments to the Company's net loss is provided in the following table:

(in thousands)	Three Months Ended March 31,
	2023	2022
Total operating income of reportable segments	$23,825	$17,389
Corporate	(6,977)	(6,563)
Interest expense	(17,699)	(11,535)
Other income, net	212	51
Income tax benefit	133	325
Net loss	$(506)	$(333)

16.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

(in thousands except per share amounts)	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(506)	$(333)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(11,295)	(8,400)
Net loss attributable to common stockholders	$(11,801)	$(8,733)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	78,133	78,597
Loss per common share	$(0.15)	$(0.11)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants (refer to Note 9. Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from the Company's loss per common share that could potentially be dilutive in future periods are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Outstanding warrants on Common Stock(1)	3,557	3,557
Outstanding options and warrants issued to adviser(2)	600	600
Restricted stock awards(3)	2,245	2,284
Outstanding stock option awards(3)	952	1,203
Total	7,354	7,644
(1)The warrants are exercisable at $11.50 per share and expire on August 24, 2023.
(2)The warrants and options are exercisable at $12.00 per share and expire on August 24, 2023.
(3)Granted under the 2018 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and related Notes and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain amounts in this section may not add mathematically due to rounding.

Cautionary Note Regarding Forward-looking Statements
Some of the statements made in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, such as statements about our future financial performance, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "might," "plan," "possible," "potential," "predict," "project," "seek," "should," "would," "will," "approximately," "shall" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
~~•~~negative economic and political conditions that adversely affect the general economy, consumer confidence and consumer and commercial spending habits, which may, among other things, negatively impact our business, financial condition and results of operations;
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

Results of Operations
This section includes certain components of our results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. We have derived this data, except key indicators for merchant bankcard processing dollar values, transaction volumes and average billed accounts from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue
For the three months ended March 31, 2023, our consolidated revenue of $185.0 million increased by $31.8 million, or 20.8%, from $153.2 million for the three months ended March 31, 2022. This overall increase was mainly driven by increased volumes across all segments.
The following table presents our revenues by type for the three months ended March 31, 2023 and 2022:

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Revenue Type:
Merchant card fees	$149,644	$127,952	$21,692
Money transmission services	21,406	16,283	5,123
Outsourced services and other services	11,005	7,097	3,908
Equipment	2,973	1,907	1,066
Total revenues	$185,028	$153,239	$31,789
For the three months ended March 31, 2023, our merchant card fees revenue of $149.6 million increased by $21.7 million, or 17.0%, from $128.0 million for the three months ended March 31, 2022. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company.
Money transmission services of $21.4 million increased by $5.1 million, or 31.3%, from $16.3 million for the three months ended March 31, 2022. This increase was primarily driven by an increase in customer enrollments.
Outsourced services and other services revenue of $11.0 million for the three months ended March 31, 2023 increased by $3.9 million, or 54.9%, from $7.1 million for the three months ended March 31, 2022, primarily due to growth in revenue from AP automation solutions, increased volumes in the card issuing business and growth in interest income due to higher interest rates and deposit balances offset by decreased managed services revenue due to wind down of certain programs.
Equipment revenue of $3.0 million for the three months ended March 31, 2023 increased by $1.1 million, or 57.9%, from $1.9 million for the three months ended March 31, 2022. The increase was primarily due to increased sales of point of sale equipment.

Operating expenses for three months ended March 31, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$121,966	$101,480	$20,486
Salary and employee benefits	19,048	16,077	2,971
Depreciation and amortization	18,048	17,353	695
Selling, general and administrative	9,118	7,503	1,615
Total operating expenses	$168,180	$142,413	$25,767
Cost of services (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $122.0 million for the three months ended March 31, 2023 increased by $20.5 million, or 20.2%, from $101.5 million for the three months ended March 31, 2022, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $19.0 million for the three months ended March 31, 2023 increased by $2.9 million, or 18.0%, from $16.1 million for the three months ended March 31, 2022, primarily due to pay raises, an increase in stock-based compensation and increased headcount to support overall growth of the Company.
Depreciation and amortization expense
Depreciation and amortization expense of $18.0 million for the three months ended March 31, 2023 increased by $0.6 million, or 3.4%, from $17.4 million for the three months ended March 31, 2022, primarily due to the depreciation of capitalized internal use software.
Selling, general and administrative
Selling, general and administrative expenses of $9.1 million for the three months ended March 31, 2023 increased by $1.6 million, or 21.3%, from $7.5 million for the three months ended March 31, 2022, primarily due to an increase in travel and other expenses to support overall growth of the Company.
Other Expense, net
Other expenses, net for three months ended March 31, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Other (expense) income
Interest expense	$(17,699)	$(11,535)	$(6,164)
Other income, net	212	51	161
Total other expense, net	$(17,487)	$(11,484)	$(6,003)

Interest expense
Interest expense of $17.7 million for the three months ended March 31, 2023 increased by $6.2 million, or 53.9%, from $11.5 million for the three months ended March 31, 2022, due to increased interest rates in the three months ended March 31, 2023.

Income tax benefit
Income tax benefit for three months ended March 31, 2023 and 2022 was as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Loss before income taxes	$(639)	$(658)	$19
Income tax benefit	$(133)	$(325)	$192
Effective tax rate	20.8%	49.4%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2023 is 63.8% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2023 interest expense. The effective tax rate for 2023 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under accounting principles GAAP and the U.S. tax code. The consolidated effective income tax rate for 2023 may not be indicative of our effective tax rate for future periods.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act into law. The IRA, among other provisions, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which shall take effect in tax years beginning after December 31, 2022. We do not expect the enactment of the IRA will have a material effect on our reported results, cash flows, or financial position. If applicable, we expect to reflect the excise tax within equity as part of the repurchase price of common stock.

Segment Results
SMB Payments

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$154,933	$129,959	$24,974
Operating expenses	142,922	117,473	25,449
Operating income	$12,011	$12,486	$(475)
Operating margin	7.8%	9.6%
Depreciation and amortization	$10,846	$10,824	$22
Key Indicators:
Merchant bankcard processing dollar value	$15,220,715	$14,076,847	$1,143,868
Merchant bankcard transaction count	163,406	145,948	17,458
Revenue
Revenue from our SMB Payments segment was $154.9 million for the three months ended March 31, 2023, compared to $130.0 million for the three months ended March 31, 2022. The increase of $24.9 million, or 19.2%, was primarily driven by increased merchant bankcard volume, accrual of certain incentives, offset by decrease in certain fee-based revenue. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during

2023 increased to 1.0% from 0.92% during 2022. The increase was primarily driven by an increase in the incentive revenue and changes in the merchant mix.
Operating Income
Operating income from our SMB Payments segment was $12.0 million for the three months ended March 31, 2023, compared to $12.5 million for the three months ended March 31, 2022. The decrease of $0.5 million, or 4.0%, was primarily driven by mix related margin compression, a $2.1 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, and a $1.0 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs offset by an increase in operating income from higher revenue. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Depreciation and Amortization
Depreciation and amortization expense of our SMB Payments segment was $10.8 million for the three months ended March 31, 2023, which is consistent with $10.8 million for the three months ended March 31, 2022.
B2B Payments

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$2,786	$5,925	$(3,139)
Operating expenses	3,635	5,516	(1,881)
Operating income (loss)	$(849)	$409	$(1,258)
Operating margin	(30.5)%	6.9%
Depreciation and amortization	$125	$73	$52
Key Indicators:
B2B issuing dollar volume	$198,546	$186,380	$12,166
B2B issuing transaction count	280	206	74
Revenue
Revenue from our B2B Payments segment was $2.8 million for the three months ended March 31, 2023, compared to $5.9 million for the three months ended March 31, 2022. The decrease of $3.1 million, or 52.5%, was primarily driven by a decrease in managed services business due to wind down of certain programs and recognition of certain revenues during 2022 related to a contract termination.
Operating Income (Loss)
Operating loss from our B2B Payments segment was $0.8 million for the three months ended March 31, 2023 compared to an operating income of $0.4 million for the three months ended March 31, 2022. The decrease of $1.2 million was primarily attributable to decreases in revenue.

Enterprise Payments

(in thousands)	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$27,309	$17,355	$9,954
Operating expenses	14,646	12,861	1,785
Operating income	$12,663	$4,494	$8,169
Operating margin	46.4%	25.9%
Depreciation and amortization	$6,690	$6,197	$493
Key Indicators:
Average billed clients	465,219	346,394	118,825
Average new enrollments	45,948	23,441	22,507
Revenue
Revenue from our Enterprise Payments segment was $27.3 million for the three months ended March 31, 2023, compared to $17.4 million for the three months ended March 31, 2022. The increase of $9.9 million or 56.9%, was primarily driven by an increase in customer enrollments, and growth in interest income due to higher interest rates and deposit balances.
Operating Income
Operating income from our Enterprise Payments segment was $12.7 million for the three months ended March 31, 2023, compared to $4.5 million for the three months ended March 31, 2022. The increase of $8.2 million or 182.2%, was primarily driven by increases in revenues.
Depreciation and Amortization
Depreciation and amortization from our Enterprise Payments segment was $6.7 million for the three months ended March 31, 2023, compared to $6.2 million depreciation and amortization expense for the three months ended March 31, 2022. The increase of $0.5 million or 8.1%, was primarily driven by the amortization of additional capitalized internal use software and acquired intangibles.

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these critical accounting policies and estimates as of March 31, 2023.

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
During the second quarter of 2022, PRTH's Board of Directors authorized the Company to implement a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company did not repurchase any shares under the share repurchase program during the first quarter of 2023.
Our principal uses of cash are to fund business operations and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $8.9 million at March 31, 2023 and $22.5 million at December 31, 2022. As of March 31, 2023, we had cash totaling $15.9 million compared to $18.5 million at December 31, 2022. These cash balances do not include restricted cash of $11.0 million and $10.6 million at March 31, 2023 and December 31, 2022, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at March 31, 2023 and December 31, 2022. At March 31, 2023, we had availability of approximately $33.5 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative three month periods.

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$27,677	$9,613
Investing activities	(7,583)	(5,711)
Financing activities	57,537	2,538
Net increase in cash and cash equivalents and restricted cash	$77,631	$6,440
Cash Provided by Operating Activities
Net cash provided by operating activities was $27.7 million for the three months ended March 31, 2023 compared to $9.6 million of net cash used in operating activities for the three months ended March 31, 2022. The $18.1 million increase in 2023 was primarily driven by changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $7.6 million and $5.7 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cash used in investing activities included additions to property, equipment and software of $5.0 million, and acquisitions of intangible assets of $2.7 million offset by $0.2 million related to the net payments received on loans to ISOs. For the three months ended March 31, 2022, net cash used in investing activities included $0.9 million of cash used to fund acquisitions of intangible assets, $2.4 million related to the funding of new loans to ISOs and $2.4 million of cash used to acquire property, equipment and software.
Cash Provided by Financing Activities
Net cash used in financing activities was $57.5 million for the three months ended March 31, 2023, compared to $2.5 million of cash provided by financing activities for the three months ended March 31, 2022. The net cash provided by financing activities for the three months ended March 31, 2023 included changes in the net obligations for funds held on the behalf of customers of $79.3 million, offset by $7.6 million of cash used for the repayment of debt, $11.4 million of cash dividends paid to redeemable senior preferred stockholders, $0.8 million of cash used for shares withheld for taxes, and $2.0 million of payments of contingent consideration for business combinations. The net cash provided by financing activities for three months ended March 31, 2022 included $6.6 million of cash used for the repayment of debt, $3.5 million of cash dividends paid to redeemable senior preferred stockholders and $0.2 million of cash used for other financing activities, offset by changes in the net obligations for funds held on the behalf of customers of $12.7 million.

Long-term Debt
As of March 31, 2023, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $598.5 million, compared to $605.1 million at December 31, 2022, resulting in a decrease of $6.6 million. The debt balance at March 31, 2023 consisted of $609.2 million outstanding under the term facility and $6.5 million outstanding under the revolving credit facility, offset by $17.2 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of March 31, 2023, the Total Net Leverage Ratio was not applicable and the Company was in compliance with the covenants in the Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2023. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	99,733	$5.30	—	690,626
February 1-28, 2023	57,042	$4.45	—	690,626
March 1-31, 2023	—		—	690,626
Total	156,775	$4.88	—

(1)Represents shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the vesting date.
(2)In May 2022, the Company's Board of Directors approved a stock repurchase program for the purchase of up to 2.0 million of the Company's Common Stock outstanding for up to $10.0 million. The Company did not repurchase any shares under the share repurchase program during the first quarter of 2023.

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

10.15	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.16	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.

10.17	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.18 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.19 †	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.21 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.22	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
10.23	Form Restricted Stock Unit Award Agreement
10.24	Executive Employment Agreement between Priority Technology Holdings, Inc. and Tim O'Leary, dated September 19, 2022
10.25 *	Priority Technology Holdings, Inc. Recoupment Policy adopted March 1, 2023
21.1	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

May 11, 2023	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 11, 2023	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)