Form 10-Q
period 2023-06-30
Priority Technology Holdings, Inc.
filed 2023-08-10
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023

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
 Yes  ☐    No  ☒

As of August 4, 2023, the number of the registrant's Common Stock outstanding was 76,571,408.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
Amended Certificate of Designation	Amended and Restated Certificate of Designation of Senior Preferred Stock effective as of June 30, 2023
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021 (as amended)
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act, enacted by the U.S. Federal Government on August 16, 2022
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests in consolidated subsidiaries
Revolving credit facility	$55.0 million line issued under the Credit Agreement
Plastiq	Acquisition of Plastiq, Inc. and certain of its affiliates
PRTH	Priority Technology Holdings, Inc.
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,567	$18,454
Restricted cash	12,357	10,582
Accounts receivable, net of allowances of $1,227 and $1,143, respectively	60,130	78,113
Prepaid expenses and other current assets	14,608	11,832
Current portion of notes receivable, net of allowance of $0 and $0, respectively	2,530	1,471
Settlement assets and customer/subscriber account balances	710,705	532,018
Total current assets	817,897	652,470
Notes receivable, less current portion	3,018	3,191
Property, equipment and software, net	38,984	34,687
Goodwill	368,740	369,337
Intangible assets, net	269,428	288,794
Deferred income taxes, net	26,066	16,447
Other noncurrent assets	8,147	8,437
Total assets	$1,532,280	$1,373,363
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$59,839	$51,864
Accrued residual commissions	34,614	35,979
Customer deposits and advance payments	3,253	2,618
Current portion of long-term debt	6,200	6,200
Settlement and customer/subscriber account obligations	710,551	533,340
Total current liabilities	814,457	630,001
Long-term debt, net of current portion, discounts and debt issuance costs	589,932	598,926
Other noncurrent liabilities	11,752	11,643
Total noncurrent liabilities	601,684	610,569
Total liabilities	1,416,141	1,240,570
Commitments and contingencies (Note 13)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at June 30, 2023 and December 31, 2022	240,731	235,579
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 79,094,150 and 78,385,685 shares issued at June 30, 2023 and December 31, 2022, respectively; and 76,531,703 and 76,044,629 shares outstanding at June 30, 2023 and December 31, 2022, respectively	76	76
Treasury stock at cost, 2,562,447 and 2,341,056 shares at June 30, 2023 and December 31, 2022, respectively	(12,577)	(11,559)
Additional paid-in capital	—	9,650
Accumulated other comprehensive income	31	—
Accumulated deficit	(112,974)	(102,208)
Total stockholders' deficit attributable to stockholders of PRTH	(125,444)	(104,041)
Non-controlling interests in consolidated subsidiaries	852	1,255
Total stockholders' deficit	(124,592)	(102,786)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,532,280	$1,373,363
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$182,290	$166,430	$367,318	$319,669
Operating expenses
Cost of revenue (excludes depreciation and amortization)	115,281	110,749	237,247	212,229
Salary and employee benefits	19,109	15,770	38,157	31,847
Depreciation and amortization	17,980	17,505	36,028	34,858
Selling, general and administrative	10,787	9,346	19,905	16,849
Total operating expenses	163,157	153,370	331,337	295,783
Operating income	19,133	13,060	35,981	23,886
Other (expense) income
Interest expense	(17,765)	(12,335)	(35,464)	(23,870)
Other income, net	375	29	587	80
Total other expense, net	(17,390)	(12,306)	(34,877)	(23,790)
Income before income taxes	1,743	754	1,104	96
Income tax expense	2,355	467	2,222	142
Net (loss) income	(612)	287	(1,118)	(46)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(11,765)	(8,549)	(23,060)	(16,949)
Net loss attributable to common stockholders	(12,377)	(8,262)	(24,178)	(16,995)
Other comprehensive income (loss)
Foreign currency translation adjustments	7	—	31	—
Comprehensive loss	$(12,370)	$(8,262)	$(24,147)	$(16,995)

Loss per common share:
Basic and diluted	$(0.16)	$(0.11)	$(0.31)	$(0.22)

Weighted-average common shares outstanding:
Basic and diluted	78,292	78,603	78,213	78,600

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	1,936	—	—	1,936	—	1,936
ESPP compensation and vesting of stock-based compensation	517	—	—	—	37	—	—	37	—	37
Shares withheld for taxes	(157)	—	157	(777)	—	—	—	(777)	—	(777)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,477)	—	—	(10,477)	—	(10,477)
Accretion of redeemable senior preferred stock	—	—	—	—	(818)	—	—	(818)	—	(818)
Adjustment to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24	—	24
Net loss	—	—	—	—	—	—	(506)	(506)	—	(506)
March 31, 2023	76,404	$76	2,498	$(12,336)	$328	$24	$(102,714)	$(114,622)	$852	$(113,770)
Equity-classified stock-based compensation	—	—	—	—	1,746	—	—	1,746	—	1,746
ESPP compensation and vesting of stock-based compensation	192	—	—	—	43	—	—	43	—	43
Shares withheld for taxes	(65)	—	65	(241)	—	—	—	(241)	—	(241)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,934)	—	—	(10,934)	—	(10,934)
Accretion of redeemable senior preferred stock	—	—	—	—	(831)	—	—	(831)	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	7	—	7	—	7
Reclassification of negative additional paid-in capital	—	—	—	—	9,648	—	(9,648)	—	—	—
Net loss	—	—	—	—	—	—	(612)	(612)	—	(612)
June 30, 2023	76,531	$76	2,563	$(12,577)	$—	$31	$(112,974)	$(125,444)	$852	$(124,592)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$—	$(100,058)	$(64,237)	$—	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	1,558	—	—	1,558	—	1,558
Vesting of stock-based compensation	129	—	—	—	—	—	—	—	—	—
Share repurchases and shares withheld for taxes	(27)	1	27	(157)	(1)	—	—	(157)	—	(157)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,595)	—	—	(7,595)	—	(7,595)
Accretion of redeemable senior preferred stock	—	—	—	—	(805)	—	—	(805)	—	(805)
Net loss	—	—	—	—	—	—	(333)	(333)	—	(333)
March 31, 2022	76,842	$78	747	$(4,248)	$32,992	$—	$(100,391)	$(71,569)	$—	$(71,569)
Equity-classified stock-based compensation	—	—	—	—	1,542	—	—	1,542	—	1,542
ESPP compensation and vesting of stock-based compensation	157	—	—	—	57	—	—	57	—	57
Share repurchases and shares withheld for taxes	(431)	—	431	(1,922)	—	—	—	(1,922)	—	(1,922)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,732)	—	—	(7,732)	—	(7,732)
Accretion of redeemable senior preferred stock	—	—	—	—	(817)	—	—	(817)	—	(817)
Net income	—	—	—	—	—	—	287	287	—	287
June 30, 2022	76,568	$78	1,178	$(6,170)	$26,042	$—	$(100,104)	$(80,154)	$—	$(80,154)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,118)	$(46)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	36,028	34,858
Stock-based compensation	3,682	3,100
Amortization of debt issuance costs and discounts	1,826	1,719
Deferred income tax	(9,619)	(3,053)
Change in contingent consideration	346	—
Other non-cash items, net	(461)	—
Change in operating assets and liabilities:
Accounts receivable	18,066	(12,015)
Prepaid expenses and other current assets	(3,560)	(4,445)
Income taxes (receivable) payable	498	(304)
Notes receivable	(389)	297
Accounts payable and other accrued liabilities	1,306	14,792
Customer deposits and advance payments	635	(3,957)
Other assets and liabilities, net	(383)	(612)
Net cash provided by operating activities	46,857	30,334
Cash flows from investing activities:
Additions to property, equipment and software	(9,869)	(6,011)
Notes receivable, net	(498)	(2,750)
Acquisitions of assets and other investing activities	(2,715)	(3,974)
Net cash used in investing activities	(13,082)	(12,735)
Cash flows from financing activities:
Repayments of long-term debt	(3,525)	(3,100)
Borrowings under revolving credit facility	5,000	12,000
Repayments of borrowings under revolving credit facility	(12,000)	(12,500)
Repurchases of common stock and shares withheld for taxes	(1,018)	(2,079)
Dividends paid to redeemable senior preferred stockholders	(17,908)	(7,076)
Settlement and customer/subscriber accounts obligations, net	175,548	15,180
Payment of contingent consideration related to business combination	(1,959)	(1,863)
Net cash provided by financing activities	144,138	562
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	177,913	18,161
Cash and cash equivalents, and restricted cash at beginning of period	560,610	518,093
Cash and cash equivalents, and restricted cash equivalents at end of period	$738,523	$536,254

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2023	2022
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$17,567	$22,162
Restricted cash	12,357	11,717
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	708,599	502,375
Total cash and cash equivalents, and restricted cash	$738,523	$536,254

Supplemental cash flow information:
Cash paid for interest	$35,234	$21,362
Non-cash investing and financing activities:
Contingent consideration accrual	$—	$4,141
Adjustment to value of profit interest units	$596	$—
Acquisition of intangible asset	$193	$—
Non-cash additions to other noncurrent assets for right-of-use operating leases	$—	$67

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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of June 30, 2023, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
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

Recently Adopted Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance changes how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaces the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified-retrospective approach. The implementation of ASU 2016-13 did not have a material impact on the Company's Unaudited Consolidated Financial Statements. Additionally, the Company modified its accounting policy to conform with the requirements of the adoption of this standard.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company adopted the optional expedients of Topic 848 on June 30, 2023 upon the amendments of its Credit Agreement (see Note 8. Debt Obligations) and the Certificate of Designation (see Note 9. Redeemable Senior Preferred Stock and Warrants), which transitioned the Company's reference rates from LIBOR to SOFR. The adoption of this standard did not have a material impact on the Company's Unaudited Consolidated Financial Statements.

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

(in thousands)
Consideration:
Cash(1)	$5,026
Total purchase consideration	5,026
Fair value of class B shares issued in Ovvi (NCI)(3)	659
Total enterprise value of business acquired(3)	$5,685

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$110
Inventory	142
Property, equipment and software, net	20
Goodwill(3)	3,393
Intangible assets(2)	2,021
Other non-current asset	152
Other non-current liability	(153)
Total enterprise value of business acquired(3)	$5,685
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

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue Type:
Merchant card fees	$144,524	$139,793	$294,168	$267,745
Money transmission services	23,718	17,183	45,124	33,466
Outsourced services and other services	10,582	6,887	21,587	13,984
Equipment	3,466	2,567	6,439	4,474
Total revenues(1),(2)	$182,290	$166,430	$367,318	$319,669
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

(2)Approximately $7.2 million and $12.2 million of interest income for the three and six months ended June 30, 2023 and $0.8 million and $1.4 million for the three and six months ended June 30, 2022, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.3 million and $0.6 million of interest income for the three and six months ended June 30, 2023, and $0.1 million and $0.2 million three and six months ended June 30, 2022, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended June 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$143,544	$—	$885	$3,466	$147,895
B2B Payments	954	—	2,017	—	2,971
Enterprise Payments	26	23,718	7,680	—	31,424
Total revenues	$144,524	$23,718	$10,582	$3,466	$182,290

	Six months ended June 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$292,232	$—	$4,157	$6,439	$302,828
B2B Payments	1,881	—	3,876	—	5,757
Enterprise Payments	55	45,124	13,554	—	58,733
Total revenues	$294,168	$45,124	$21,587	$6,439	$367,318

	Three Months Ended June 30, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$139,163	$—	$776	$2,567	$142,506
B2B Payments	630	—	4,665	—	5,295
Enterprise Payments	—	17,183	1,446	—	18,629
Total revenues	$139,793	$17,183	$6,887	$2,567	$166,430

	Six Months Ended June 30, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$266,550	$—	$1,441	$4,474	$272,465
B2B Payments	1,195	—	10,025	—	11,220
Enterprise Payments	—	33,466	2,518	—	35,984
Total revenues	$267,745	$33,466	$13,984	$4,474	$319,669

Deferred revenues were not material for the three and six months ended June 30, 2023 and 2022.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.5 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three and six months ended June 30, 2023 and June 30, 2022.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $97.2 million and $110.3 million at June 30, 2023 and December 31, 2022, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and six months ended June 30, 2023 were $1.1 million and $2.1 million, respectively. Expenses for merchant losses for the three and six months ended June 30, 2022 were $1.0 million and $2.1 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $58.0 million and $42.7 million at June 30, 2023 and December 31, 2022, respectively. Company-owned bank accounts held $2.0 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
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

In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $10.1 million and $6.1 million at June 30, 2023 and December 31, 2022, respectively.

The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Settlement Assets:
Card settlements due from merchants, net of estimated losses	$2,106	$444
Customer/Subscriber Account Balances:
Cash and cash equivalents	708,599	531,574
Total settlement assets and customer/subscriber account balances	$710,705	$532,018

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$692,630	$516,086
Subscriber account obligations	15,969	15,488
Total customer/subscriber account obligations	708,599	531,574
Due to customers' payees(1)	1,952	1,766
Total settlement and customer/subscriber account obligations	$710,551	$533,340
(1)The related assets are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $5.5 million and $4.7 million as of June 30, 2023 and December 31, 2022, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 18.1% and 15.4% as of June 30, 2023 and December 31, 2022. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of June 30, 2023 and December 31, 2022, the Company had no allowance for doubtful notes receivable.
As of June 30, 2023, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending June 30,
2024	$2,530
2025	1,178
2026	971
2027	746
After 2027	123
Total	$5,548

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	June 30, 2023	December 31, 2022
Computer software	$70,203	$64,197
Equipment	13,903	13,302
Leasehold improvements	7,194	6,990
Furniture and fixtures	2,974	2,909
Property, equipment and software	94,274	87,398
Less: Accumulated depreciation	(63,976)	(58,409)
Capital work in-progress	8,686	5,698
Property, equipment and software, net	$38,984	$34,687

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$2,815	$2,311	$5,572	$4,537
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units was as follows:

(in thousands)	June 30, 2023	December 31, 2022
SMB Payments	$124,028	$124,625
Enterprise Payments	244,712	244,712
Total	$368,740	$369,337
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2022	$369,337
Purchase price adjustment for Ovvi	(597)
Balance at June 30, 2023	$368,740
As of June 30, 2023, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.

Other Intangible Assets
Other intangible assets consisted of the following:

	June 30, 2023			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(30,166)	$145,134	14.8
Residual buyouts	136,064	(86,239)	49,825	6.3
Customer relationships	96,000	(89,298)	6,702	8.2
Merchant portfolios	83,350	(49,281)	34,069	6.5
Technology	51,156	(20,474)	30,682	8.9
Trade names	3,183	(2,267)	916	11.4
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$550,543	$(281,115)	$269,428	9.6
(1)These assets have an indefinite useful life.

	December 31, 2022			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(24,021)	$151,279	14.8
Residual buyouts	132,325	(76,316)	56,009	6.6
Customer relationships	96,000	(83,298)	12,702	8.2
Merchant portfolios	76,423	(43,170)	33,253	6.7
Technology	50,963	(18,566)	32,397	8.4
Trade names	3,183	(2,129)	1,054	11.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$539,684	$(250,890)	$288,794	9.7
(1)These assets have an indefinite useful life.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization expense	$15,165	$15,194	$30,456	$30,321
As of June 30, 2023, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Term facility - matures April 27, 2027, interest rates of 11.23%(1) and 9.82% at June 30, 2023 and December 31, 2022, respectively	$607,175	$610,700
Revolving credit facility - $55.0 million line as of June 30, 2023 and $40.0 million as of December 31, 2022, matures April 27, 2026, interest rates of 9.94%(2) and 8.82% at June 30, 2023 and December 31, 2022, respectively	5,500	12,500
Total debt obligations	612,675	623,200
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(16,543)	(18,074)
Long-term debt, net	$589,932	$598,926
(1)Considering the last interest pricing date was May 26, 2023, this rate is calculated based on the three-month LIBOR and applicable margin.
(2)Considering the last interest pricing date was June 28, 2023, this rate is calculated based on the one-month LIBOR and applicable margin.
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense(1),(2)	$17,765	$12,335	$35,464	$23,870
(1)Included in interest expense is $0.1 million and $0.2 million related to the accretion of contingent considerations from acquisitions for the three and six months ended June 30, 2023, respectively, $0.6 million and $0.6 million for the three and six months ended June 30, 2022, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively.
Third Amendment to the April 2021 Credit Agreement
On June 30, 2023, the Credit Agreement of the Company was amended to incorporate the following:
■Reference rate: The reference rate for the calculation of interest on the Company’s term loan and revolving credit facility was amended from LIBOR to SOFR effective June 30, 2023. Per the amended terms, the outstanding borrowings under the Credit Agreement interest will accrue using the SOFR rate plus a term SOFR adjustment plus an applicable margin per year, subject to a SOFR floor of 1.00% per year. The applicable interest rate as of June 30, 2023, for the revolving credit facility based on one-month SOFR was 9.97% and for the term facility based on three-month SOFR was 11.28%.

■Increase in the revolving credit facility: The amendments also resulted in an increase in the Company’s revolving credit facility from $40 million to $65 million, with $10 million of this increase contingent upon closing of the acquisition of assets of Plastiq, Inc (See Note 17. Subsequent Events). As of June 30, 2023, the acquisition of assets of Plastiq, Inc. had not closed.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of June 30, 2023, the Total Net Leverage Ratio was not applicable and the Company was in compliance with the covenants in the Credit Agreement.

9.    Redeemable Senior Preferred Stock and Warrants
The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	June 30, 2023	December 31, 2022
Redeemable senior preferred stock	$225,000	$225,000
Accumulated unpaid dividend	34,342	25,498
Dividend payable	—	5,341
Redemption value	259,342	255,839
Less: unamortized discounts and issuance costs	(18,611)	(20,260)
Redeemable senior preferred stock, net of discounts and issuance costs:	$240,731	$235,579
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
December 31, 2022	225	$235,579
Payment of cash portion of dividend and ticking fee outstanding at December 31, 2022	—	(5,341)
Unpaid dividend on redeemable senior preferred stock	—	4,383
Accretion of discounts and issuance costs	—	818
March 31, 2023	225	235,439
Unpaid dividend on redeemable senior preferred stock	—	4,461
Accretion of discounts and issuance costs	—	831
June 30, 2023	225	$240,731
At June 30, 2023, the dividend rate for the redeemable senior preferred stock was equal to the three-month LIBOR rate (minimum of 1.00%) plus an applicable margin of 12.00% (capped at 22.50%) per year, with a minimum quarterly cash dividend payment of 5.00% plus the three-month LIBOR rate per year. The dividend rate is subject to future increases if the Company doesn't comply with the minimum cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs.
The dividend rate as of June 30, 2023 and December 31, 2022, was 17.2% and 15.7% respectively.
The following table provides a summary of the dividends for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Dividends paid in cash	$6,473	$3,571	$12,567	$7,076
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,461	4,161	8,844	8,251
Dividends declared	$10,934	$7,732	$21,411	$15,327
In 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of June 30, 2023, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.
On June 30, 2023, the Company amended the Certificate of Designation of its redeemable senior preferred stock to transition the reference rate used for the calculation of dividends from LIBOR to SOFR. Under the Amended Certificate of Designation, the dividend rate (capped at 22.50%) will be equal to the three-month term SOFR (minimum of 1%), plus the three-month term SOFR spread adjustment of 0.26% plus the applicable margin of 12%. All other terms in the agreement were unchanged. The revised rate will be applicable to the LIBOR/SOFR reset date as of and after June 30, 2023. For the three and six month period ended June 30, 2023, LIBOR continued to be the reference rate for calculation of the dividend.

10.    Income Taxes
The Company's consolidated effective income tax rate for the three and six months ended June 30, 2023, was 135.1% and 201.3%, respectively, compared to a consolidated effective income tax rate of 61.9% and 147.9% for the three and six months ended June 30, 2022, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
Based on management's assessment, as of June 30, 2023, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2023 and December 31, 2022, the Company has not issued any shares of preferred stock.

Share Repurchase Program
During the second quarter of 2022, PRTH's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company has not repurchased any shares under the share repurchase program for the three and six months ended June 30, 2023.

	June 30, 2023	December 31, 2022
in thousands, except share data, which is in whole units
Number of shares purchased(1)	—	1,309,374
Average price paid per share	$—	$4.42
Total Investment(1)	$—	$5,791
(1)These amounts may differ from the repurchases of Common Stock amounts in the Unaudited Statements of Cash Flows due to shares withheld for taxes and unsettled share repurchases at the end of the quarter.

12.    Stock-based Compensation
For the three and six months ended June 30, 2023 and 2022, stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$1,746	$1,542	3,682	$3,100
Income tax benefit for stock-based compensation was immaterial for the three and six months ended June 30, 2023 and 2022. No stock-based compensation has been capitalized.
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
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each offering period. The compensation expense for the three and six months ended June 30, 2023, was immaterial and is included in stock-based compensation in the table above.

13.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $19.3 million in 2023 and $22.0 million in 2024.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $0.7 million for the year ended December 31, 2022, and is committed to purchase vendor services worth $1.5 million in 2023 and $2.3 million in 2024.
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $26.0 million and $22.0 million as June 30, 2023 and December 31, 2022, respectively. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of June 30, 2023 and December 31, 2022, the Company has contributed $10.2 million and $6.9 million, respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.
Contingency
The Company received an invoice of $2.7 million in March 2023 from one of the partner banks related to certain services rendered during Q1 2022. Of the invoiced amount, $2.3 million was disputed with the partner bank. During the three months ended June 30, 2023, the dispute was resolved wherein the Company received a revised invoice of $1.0 million and granted certain future price concessions to the vendor. The revised invoice of $1.0 million was recorded during the three months ended June 30, 2023 and the price concession of approximately $1.3 million, will be recorded as costs in the future periods when the related revenue is recognized.

Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to acquisitions completed during prior years:

(in thousands)	Contingent Consideration Liabilities
December 31, 2022	$8,079
Addition of contingent consideration (related to asset acquisition)	2,100
Accretion of contingent consideration	113
Fair value adjustments due to changes in estimates of future payments	116
Payment of contingent consideration	(4,059)
March 31, 2023	6,349
Addition of contingent consideration due to resolution of contingency	7,000
Adjustment for receivable due to residual shortfall	(2,053)
Accretion of discount on contingent consideration	117
June 30, 2023	$11,413
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
The Company's settlement assets and customer /subscriber account balances of $708.6 million includes cash and cash equivalents of $692.6 million related to customer account balances which are maintained in FDIC insured accounts with certain FIs.
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

Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	June 30, 2023	December 31, 2022
Contingent consideration, current portion	Level 3	$9,413	$6,079
Contingent consideration, noncurrent portion	Level 3	2,000	2,000
Total contingent consideration		$11,413	$8,079
During the three and six months ended June 30, 2023, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $5.5 million and $4.7 million at June 30, 2023 and December 31, 2022, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility was estimated to be $604.1 million and $606.1 million at June 30, 2023 and December 31, 2022, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
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
•B2B Payments – provides AP automation solutions to corporations, software partners and FIs.
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

Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
SMB Payments	$147,895	$142,506	$302,828	$272,465
B2B Payments	2,971	5,295	5,757	11,220
Enterprise Payments	31,424	18,629	58,733	35,984
Consolidated revenues	$182,290	$166,430	$367,318	$319,669

Depreciation and amortization:
SMB Payments	$10,769	$10,980	$21,615	$21,804
B2B Payments	127	73	252	146
Enterprise Payments	6,713	6,199	13,403	12,396
Corporate	371	253	758	512
Consolidated depreciation and amortization	$17,980	$17,505	$36,028	$34,858

Operating (loss) income:
SMB Payments	$11,542	$13,995	$23,553	$26,481
B2B Payments	(19)	663	(868)	1,072
Enterprise Payments	16,079	5,698	28,742	10,192
Corporate	(8,469)	(7,296)	(15,446)	(13,859)
Consolidated operating income	$19,133	$13,060	$35,981	$23,886

A reconciliation of total operating income of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total operating income of reportable segments	$27,602	$20,356	$51,427	$37,745
Corporate	(8,469)	(7,296)	(15,446)	(13,859)
Interest expense	(17,765)	(12,335)	(35,464)	(23,870)
Other income, net	375	29	587	80
Income tax benefit (expense)	(2,355)	(467)	(2,222)	(142)
Net (loss) income	$(612)	$287	$(1,118)	$(46)

16.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income	$(612)	$287	$(1,118)	$(46)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(11,765)	(8,549)	(23,060)	(16,949)
Net loss attributable to common stockholders	$(12,377)	$(8,262)	$(24,178)	$(16,995)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	78,292	78,603	78,213	78,600
Loss per common share	$(0.16)	$(0.11)	$(0.31)	$(0.22)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants (refer to Note 9. Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from the Company's loss per common share that could potentially be dilutive in future periods are as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Outstanding warrants on Common Stock(1)	3,557	3,557
Outstanding options and warrants issued to adviser(2)	600	600
Restricted stock awards(3)	1,018	2,045
Outstanding stock option awards(3)	919	1,172
Total	6,094	7,374
(1)The warrants are exercisable at $11.50 per share and expire on August 24, 2023.
(2)The warrants and options are exercisable at $12.00 per share and expire on August 24, 2023.
(3)Granted under the 2018 Plan.

17.    Subsequent Events
On May 23, 2023, PRTH’s indirect subsidiary, Plastiq, Powered by Priority, LLC (the "acquiring entity"), entered into a stalking horse equity and asset purchase agreement (the "Purchase Agreement") with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a B2B payments platform offering bill pay and instant access to working capital to SMBs. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
The purchase was completed on July 31, 2023 for a total purchase consideration of approximately $43.8 million. The total purchase consideration included $28.5 million in cash and the remaining consideration is in the nature of deferred or contingent consideration and certain equity interest in the acquiring entity. The cash consideration for the purchase was funded by borrowings from the Company's revolving credit facility.

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

Results of Operations
This section includes certain components of our results of operations for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue
For the three months ended June 30, 2023, our consolidated revenue of $182.3 million increased by $15.9 million, or 9.6%, from $166.4 million for the three months ended June 30, 2022. This overall increase was mainly driven by increases in merchant card fee rates, offset by merchant bankcard volume decreases in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment. These increases were partially offset by a decrease in revenue in B2B Payments segment due to wind down of certain managed services programs.
For the six months ended June 30, 2023, our consolidated revenue of $367.3 million increased by $47.6 million, or 14.9%, from $319.7 million for the six months ended June 30, 2022. The overall increase was driven by increases in merchant card fee rates, increased merchant bankcard volume, offset by a decrease in certain fee based revenue in our SMB Payments segment and an increase in new enrollments and higher interest income in our Enterprise Payments segment. These increases were partially offset by a decrease in revenue in B2B Payments segment due to wind down of certain managed services programs.
The following table presents our revenues by type for the three and six months ended June 30, 2023 and 2022:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue Type:
Merchant card fees	$144,524	$139,793	$4,731	$294,168	$267,745	$26,423
Money transmission services	23,718	17,183	6,535	45,124	33,466	11,658
Outsourced services and other services	10,582	6,887	3,695	21,587	13,984	7,603
Equipment	3,466	2,567	899	6,439	4,474	1,965
Total revenues	$182,290	$166,430	$15,860	$367,318	$319,669	$47,649
Merchant card fees
Merchant card fees revenue for the three months ended June 30, 2023 was $144.5 million an increase of $4.7 million, or 3.4%, from $139.8 million for the three months ended June 30, 2022. This increase was primarily driven by an increase in the transaction count processed by the Company and rate increases, offset by merchant bankcard dollar volume decreases with certain partners.
Merchant card fees revenue for the six months ended June 30, 2023 was $294.2 million an increase of $26.5 million, or 9.9%, from $267.7 million for the six months ended June 30, 2022. This increase was primarily driven by an increase in the merchant bankcard volume processed by the Company and rate increases.
Money transmission services
Money transmission services for the three months ended June 30, 2023 was $23.7 million an increase of $6.5 million, or 37.8%, from $17.2 million for the three months ended June 30, 2022. This increase was primarily driven by an increase in customer enrollments.
Money transmission services for the six months ended June 30, 2023 was $45.1 million an increase of $11.6 million, or 34.6%, from $33.5 million for the six months ended June 30, 2022. This increase was primarily driven by an increase in customer enrollments.

Outsourced services and other services revenue
Outsourced services and other services revenue of $10.6 million for the three months ended June 30, 2023 increased by $3.7 million, or 53.6%, from $6.9 million for the three months ended June 30, 2022, primarily due to growth in interest income due to higher interest rates and deposit balances offset by decreased managed services revenue due to wind down of certain programs.
Outsourced services and other services revenue of $21.6 million for the six months ended June 30, 2023 increased by $7.6 million, or 54.3%, from $14.0 million for the six months ended June 30, 2022, primarily due to growth in interest income due to higher interest rates and deposit balances offset by decreased managed services revenue due to wind down of certain programs.
Equipment
Equipment revenue of $3.5 million for the three months ended June 30, 2023 increased by $0.9 million, or 34.6%, from $2.6 million for the three months ended June 30, 2022. The increase was primarily due to increased sales of point of sale equipment.
Equipment revenue of $6.4 million for the six months ended June 30, 2023 increased by $1.9 million, or 42.2%, from $4.5 million for the six months ended June 30, 2022. The increase was primarily due to increased sales of point of sale equipment.
Operating expenses for three and six months ended June 30, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$115,281	$110,749	$4,532	$237,247	$212,229	$25,018
Salary and employee benefits	19,109	15,770	3,339	38,157	31,847	6,310
Depreciation and amortization	17,980	17,505	475	36,028	34,858	1,170
Selling, general and administrative	10,787	9,346	1,441	19,904	16,849	3,055
Total operating expenses	$163,157	$153,370	$9,787	$331,336	$295,783	$35,553
Cost of services (excludes depreciation and amortization)
Cost of services (excludes depreciation and amortization) of $115.3 million for the three months ended June 30, 2023 increased by $4.6 million, or 4.2%, from $110.7 million for the three months ended June 30, 2022, primarily due to corresponding increase in revenues.
Cost of services (excludes depreciation and amortization) of $237.2 million for the six months ended June 30, 2023, increased by $25.0 million, or 11.8%, from $212.2 million for the six months ended June 30, 2022, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $19.1 million for the three months ended June 30, 2023 increased by $3.3 million, or 20.9%, from $15.8 million for the three months ended June 30, 2022, primarily due to merit increases, an increase in stock-based compensation and increased headcount to support overall growth of the Company.
Salary and employee benefits expense of $38.2 million for the six months ended June 30, 2023 increased by $6.4 million, or 20.1%, from $31.8 million for the six months ended June 30, 2022, primarily due to merit increases, an increase in stock-based compensation and increased headcount to support overall growth of the Company.

Depreciation and amortization expense
Depreciation and amortization expense of $18.0 million for the three months ended June 30, 2023 increased by $0.5 million, or 2.9%, from $17.5 million for the three months ended June 30, 2022, primarily due to the depreciation of new assets placed in service.
Depreciation and amortization expense of $36.0 million for the six months ended June 30, 2023 increased by $1.1 million, or 3.2%, from $34.9 million for the six months ended June 30, 2022, primarily due to the depreciation of new assets placed in service.
Selling, general and administrative
Selling, general and administrative expenses of $10.8 million for the three months ended June 30, 2023 increased by $1.5 million, or 16.1%, from $9.3 million for the three months ended June 30, 2022, primarily due to certain nonrecurring expenses related to an upcoming business combination and other expenses to support overall growth of the Company.
Selling, general and administrative expenses of $19.9 million for the six months ended June 30, 2023 increased by $3.1 million, or 18.5%, from $16.8 million for the six months ended June 30, 2022, primarily due to certain nonrecurring expenses related to an upcoming business combination and other expenses to support overall growth of the Company.
Other Expense, net
Other expenses, net for three and six months ended June 30, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Other (expense) income
Interest expense	$(17,765)	$(12,335)	$(5,430)	$(35,464)	$(23,870)	$(11,594)
Other income, net	375	29	346	587	80	507
Total other expense, net	$(17,390)	$(12,306)	$(5,084)	$(34,877)	$(23,790)	$(11,087)

Interest expense
Interest expense of $17.8 million for the three months ended June 30, 2023 increased by $5.5 million, or 44.7%, from $12.3 million for the three months ended June 30, 2022, due to increased interest rates in the three months ended June 30, 2023.
Interest expense of $35.5 million for the six months ended June 30, 2023 increased by $11.6 million, or 48.5%, from $23.9 million for the six months ended June 30, 2022, due to increased interest rates in the six months ended June 30, 2023.

Income tax (benefit) expense
Income tax benefit for three and six months ended June 30, 2023 and 2022 was as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Income before income taxes	$1,743	$754	$989	$1,105	$96	$1,009
Income tax expense	$2,355	$467	$1,888	$2,222	$142	$2,080
Effective tax rate	135.1%	61.9%		201.2%	147.9%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The

EAETR for 2023 is 174.5% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2023 interest expense. The effective tax rate for 2023 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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

Segment Results
SMB Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$147,895	$142,506	$5,389	$302,828	$272,465	$30,363
Operating expenses	136,353	128,511	7,842	279,275	245,984	33,291
Operating income	$11,542	$13,995	$(2,453)	$23,553	$26,481	$(2,928)
Operating margin	7.8%	9.8%		7.8%	9.7%
Depreciation and amortization	$10,769	$10,980	$(211)	$21,615	$21,804	$(189)
Key Indicators:
Merchant bankcard processing dollar value	$15,111,781	$15,402,560	$(290,779)	$30,332,495	$29,479,407	$853,088
Merchant bankcard transaction count	$180,343	$164,341	$16,002	$343,749	$310,289	$33,460
Revenue
Revenue from our SMB Payments segment was $147.9 million for the three months ended June 30, 2023, compared to $142.5 million for the three months ended June 30, 2022. The increase of $5.4 million, or 3.8%, was primarily driven by increases in transaction count and merchant card fee rate increases, offset by merchant bankcard volume decreases and a true up of an invoice from one of the partner banks for certain services provided in Q1 2022. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2023 increased to 0.98% from 0.93% during 2022. The increase was primarily driven by a rate increase and changes in the merchant mix.
Revenue from our SMB Payments segment was $302.8 million for the six months ended June 30, 2023, compared to $272.5 million for the six months ended June 30, 2022. The increase of $30.3 million, or 11.1%, was primarily driven by increased merchant bankcard volume, increased transaction count, merchant card fee rate increases and accrual of certain incentives, offset by a decrease in certain fee-based revenue and a true up of an invoice from one of the partner banks for certain services provided in Q1 2022. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2023 increased to 1.0% from 0.92% during 2022. The increase was primarily driven by an increase in incentive revenue and changes in the merchant mix.

Operating Income
Operating income from our SMB Payments segment was $11.5 million for the three months ended June 30, 2023, compared to $14.0 million for the three months ended June 30, 2022. The decrease of $2.5 million, or 17.9%, was primarily driven by mix related margin compression, a $1.7 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, and a $0.6 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Operating income from our SMB Payments segment was $23.6 million for the six months ended June 30, 2023, compared to $26.5 million for the six months ended June 30, 2022. The decrease of $2.9 million, or 10.9%, was primarily driven by mix related margin compression, a $3.7 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, and a $1.6 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Depreciation and Amortization
Depreciation and amortization expense of our SMB Payments segment was $10.8 million for the three months ended June 30, 2023, which is consistent with $11.0 million for the three months ended June 30, 2022.
Depreciation and amortization expense of our SMB Payments segment was $21.6 million for the six months ended June 30, 2023, which is consistent with $21.8 million for the six months ended June 30, 2022.
B2B Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$2,971	$5,295	$(2,324)	$5,757	$11,220	$(5,463)
Operating expenses	2,990	4,632	(1,642)	6,625	10,148	(3,523)
Operating (loss) income	$(19)	$663	$(682)	$(868)	$1,072	$(1,940)
Operating margin	(0.6)%	12.5%		(15.1)%	9.6%
Depreciation and amortization	$127	$73	$54	$252	$146	$106
Key Indicators:
B2B issuing dollar volume	$216,358	$214,085	$2,273	$414,904	$383,580	$31,324
B2B issuing transaction count	282,000	247	$35	562	435	127
Revenue
Revenue from our B2B Payments segment was $3.0 million for the three months ended June 30, 2023, compared to $5.3 million for the three months ended June 30, 2022. The decrease of $2.3 million, or 43.4%, was primarily driven by a decrease in managed services business due to wind down of certain programs and recognition of certain revenues during 2022 related to a contract termination.
Revenue from our B2B Payments segment was $5.8 million for the six months ended June 30, 2023, compared to $11.2 million for the six months ended June 30, 2022. The decrease of $5.4 million, or 48.2%, was primarily driven by a decrease in managed services business due to wind down of certain programs and recognition of certain revenues during 2022 related to a contract termination. This decrease was partially offset by certain nonrecurring items.

Operating Income (Loss)
Operating loss from our B2B Payments segment was $0.0 million for the three months ended June 30, 2023 compared to an operating income of $0.7 million for the three months ended June 30, 2022. The decrease of $0.7 million was primarily attributable to decreases in revenue.
Operating loss from our B2B Payments segment was $0.9 million for the six months ended June 30, 2023 compared to an operating income of $1.1 million for the six months ended June 30, 2022. The decrease of $2.0 million was primarily attributable to decreases in revenue.
Enterprise Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$31,424	$18,629	$12,795	$58,733	$35,984	$22,749
Operating expenses	15,345	12,931	2,414	29,991	25,792	4,199
Operating income	$16,079	$5,698	$10,381	$28,742	$10,192	$18,550
Operating margin	51.2%	30.6%		48.9%	28.3%
Depreciation and amortization	$6,713	$6,199	$514	$13,403	$12,396	$1,007
Key Indicators:
Average billed clients	387,384	342,789	44,595	520,028	354,473	165,555
Average new enrollments	53,374	28,251	25,123	49,661	25,846	23,815
Revenue
Revenue from our Enterprise Payments segment was $31.4 million for the three months ended June 30, 2023, compared to $18.6 million for the three months ended June 30, 2022. The increase of $12.8 million or 68.8%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.
Revenue from our Enterprise Payments segment was $58.7 million for the six months ended June 30, 2023, compared to $36.0 million for the six months ended June 30, 2022. The increase of $22.7 million or 63.1%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.
Operating Income
Operating income from our Enterprise Payments segment was $16.1 million for the three months ended June 30, 2023, compared to $5.7 million for the three months ended June 30, 2022. The increase of $10.4 million or 181.4%, was primarily driven by increases in revenues.
Operating income from our Enterprise Payments segment was $28.7 million for the six months ended June 30, 2023, compared to $10.2 million for the six months ended June 30, 2022. The increase of $18.5 million or 182.5%, was primarily driven by increases in revenues.
Depreciation and Amortization
Depreciation and amortization from our Enterprise Payments segment was $6.7 million for the three months ended June 30, 2023, compared to $6.2 million depreciation and amortization expense for the three months ended June 30, 2022. The increase of $0.5 million or 8.1%, was primarily driven by the amortization of additional capitalized internal use software and acquired intangibles.
Depreciation and amortization from our Enterprise Payments segment was $13.4 million for the six months ended June 30, 2023, compared to $12.4 million depreciation and amortization expense for the six months ended June 30, 2022. The increase of $1.0 million or 8.1%, was primarily driven by the amortization of additional capitalized internal use software and acquired intangibles.

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these critical accounting policies and estimates as of June 30, 2023.

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
During the second quarter of 2022, PRTH's Board of Directors authorized the Company to implement a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company had repurchased shares of $5.7 million during the year ended December 31, 2022 and has not repurchased any shares under the share repurchase program for the six months ended June 30, 2023.
Our principal uses of cash are to fund business operations and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $3.4 million at June 30, 2023 and $22.5 million at June 30, 2022. As of June 30, 2023, we had cash totaling $17.6 million compared to $18.5 million at June 30, 2022. These cash balances do not include restricted cash of $12.4 million and $10.6 million at June 30, 2023 and June 30, 2022, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at June 30, 2023 and June 30, 2022. At June 30, 2023, we had availability of approximately $49.5 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative six month periods.

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$46,857	$30,334
Investing activities	(13,082)	(12,735)
Financing activities	144,138	562
Net increase in cash and cash equivalents and restricted cash	$177,913	$18,161
Cash Provided by Operating Activities
Net cash provided by operating activities was $46.9 million for the six months ended June 30, 2023 compared to $30.3 million of net cash used in operating activities for the six months ended June 30, 2022. The $16.6 million increase in 2023 was primarily driven by changes in the operating assets and liabilities.

Cash Used in Investing Activities
Net cash used in investing activities was $13.1 million and $12.7 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net cash used in investing activities included additions to property, equipment and software of $9.9 million, acquisitions of intangible assets of $2.7 million, and $0.5 million related to the net payments received on loans to ISOs. For the six months ended June 30, 2022, net cash used in investing activities included $4.0 million of cash used to fund acquisitions of intangible assets, $2.8 million related to the funding of new loans to ISOs and $6.0 million of cash used to acquire property, equipment and software.
Cash Provided by Financing Activities
Net cash provided by financing activities was $144.1 million for the six months ended June 30, 2023, compared to $0.6 million of cash provided by financing activities for the six months ended June 30, 2022. The net cash provided by financing activities for the six months ended June 30, 2023 included changes in the net obligations for funds held on the behalf of customers of $175.5 million and $5.0 million in borrowings under the revolving credit facility, offset by $15.5 million of cash used for the repayment of debt, $17.9 million of cash dividends paid to redeemable senior preferred stockholders, $1.0 million of cash used for shares withheld for taxes, and $2.0 million of payments of contingent consideration for business combinations. The net cash provided by financing activities for the six months ended June 30, 2022 included $15.6 million of cash used for the repayment of debt, $7.1 million of cash dividends paid to redeemable senior preferred stockholders and $2.1 million of cash used for shares withheld for taxes and share repurchases, and $1.9 million of payments of contingent consideration for business combinations, offset by changes in the net obligations for funds held on the behalf of customers of $15.2 million and borrowings under the revolving credit facility of $12.0 million.
Long-term Debt
As of June 30, 2023, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $596.1 million, compared to $605.1 million at December 31, 2022, resulting in a decrease of $9.0 million. The debt balance at June 30, 2023 consisted of $607.2 million outstanding under the term facility and $5.5 million outstanding under the revolving credit facility, offset by $16.5 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of June 30, 2023, the Total Net Leverage Ratio was not applicable and the Company was in compliance with the covenants in the Credit Agreement.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	64,616	$3.66	—	690,626
May 1-31, 2023	—	$—	—	690,626
June 1-30, 2023	—		—	690,626
Total	64,616	$3.66	—

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

2.2	Agreement and Plan of Merger, dated as of March 5, 2021, by and among the Company, Finxera, Merger Sub, and the Equityholder Representative.
2.3	Certificate of Amendment to the Certificate of Incorporation of Priority Technology Holdings dated April 16, 2021, filed April 29, 2021
2.4	Agreement and Plan of Merger by and among the Company, Finxera Holdings, Inc., Prime Warrior Acquisition Corp., and Stone Point Capital LLC.
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

4.2	Certificate of Designations of Senior Preferred Stock
10.1
Registration Rights Agreement dated as of July 25, 2018 by and among M I Acquisitions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.2	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.4	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank.
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

10.7	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed March 29, 2019).
10.8
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2020).

10.9	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.10	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.11	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.12	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.13	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.14	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank

10.15	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
10.16
Third Amendment to the Credit and Guaranty Agreement, dated as of June 30, 2023, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties thereto, the 2023 Incremental Revolving Credit Lender and Truist Bank, as Administrative Agent and Collateral Agent.

10.17	Form Restricted Stock Unit Award Agreement.
10.18	Executive Employment Agreement between Priority Technology Holdings, Inc. and Tim O'Leary, dated September 19, 2022.
10.19	Priority Technology Holdings, Inc. Recoupment Policy adopted March 1, 2023
10.20	Amendment No. 1 to Equity and Asset Purchase Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc. and Nearside Business Corp.
10.21	Side Letter Agreement, dated July 28, 2023, by and between Plastiq, Powered by Priority, LLC and Colonnade Acquisition Corp. II.
10.22	Earnout Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc., Nearside Business Corp., Blue Torch Finance, LLC and Priority Holdings, LLC.
10.23 *
Priority Technology Holdings, Inc. Amended and Restated Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations and Restrictions thereof, of Senior Preferred Stock.

21.1 *	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

August 10, 2023	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

August 10, 2023	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)