Form 10-Q
period 2023-09-30
Priority Technology Holdings, Inc.
filed 2023-11-09
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023

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
 Yes  ☐    No  ☒

As of November 3, 2023, the number of the registrant's Common Stock outstanding was 76,722,581.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
Amended Certificate of Designation	Amended and Restated Certificate of Designation of Senior Preferred Stock effective as of June 30, 2023
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021 (as amended)
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
IRA	Inflation Reduction Act, enacted by the U.S. Federal Government on August 16, 2022
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests in consolidated subsidiaries
Revolving credit facility	$65.0 million line issued under the Credit Agreement
Plastiq	Acquisition of Plastiq, Inc. and certain of its affiliates
PRTH	Priority Technology Holdings, Inc.
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,595	$18,454
Restricted cash	13,890	10,582
Accounts receivable, net of allowances of $1,281 and $1,143, respectively	61,134	78,113
Prepaid expenses and other current assets	13,274	11,832
Current portion of notes receivable, net of allowance of $0 and $0, respectively	1,561	1,471
Settlement assets and customer/subscriber account balances	712,170	532,018
Total current assets	826,624	652,470
Notes receivable, less current portion	3,616	3,191
Property, equipment and software, net	41,851	34,687
Goodwill	375,794	369,337
Intangible assets, net	285,490	288,794
Deferred income taxes, net	18,879	16,447
Other noncurrent assets	11,145	8,437
Total assets	$1,563,399	$1,373,363
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$56,107	$51,864
Accrued residual commissions	31,023	35,979
Customer deposits and advance payments	6,634	2,618
Current portion of long-term debt	6,200	6,200
Settlement and customer/subscriber account obligations	710,068	533,340
Total current liabilities	810,032	630,001
Long-term debt, net of current portion, discounts and debt issuance costs	616,781	598,926
Other noncurrent liabilities	18,545	11,643
Total noncurrent liabilities	635,326	610,569
Total liabilities	1,445,358	1,240,570
Commitments and contingencies (Note 13)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at September 30, 2023 and December 31, 2022	252,923	235,579
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 79,197,600 and 78,385,685 shares issued at September 30, 2023 and December 31, 2022, respectively; and 76,633,517 and 76,044,629 shares outstanding at September 30, 2023 and December 31, 2022, respectively	77	76
Treasury stock at cost, 2,564,083 and 2,341,056 shares at September 30, 2023 and December 31, 2022, respectively	(12,577)	(11,559)
Additional paid-in capital	—	9,650
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(123,714)	(102,208)
Total stockholders' deficit attributable to stockholders of PRTH	(136,248)	(104,041)
Non-controlling interests in consolidated subsidiaries	1,366	1,255
Total stockholders' deficit	(134,882)	(102,786)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,563,399	$1,373,363
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$189,015	$166,417	$556,333	$486,086
Operating expenses
Cost of revenue (excludes depreciation and amortization)	116,682	107,958	353,929	320,187
Salary and employee benefits	20,129	16,384	58,286	48,231
Depreciation and amortization	17,275	17,817	53,303	52,675
Selling, general and administrative	11,423	10,178	31,328	27,027
Total operating expenses	165,509	152,337	496,846	448,120
Operating income	23,506	14,080	59,487	37,966
Other (expense) income
Interest expense	(19,997)	(13,412)	(55,461)	(37,282)
Other income, net	732	231	1,319	311
Total other expense, net	(19,265)	(13,181)	(54,142)	(36,971)
Income before income taxes	4,241	899	5,345	995
Income tax expense	4,328	1,691	6,550	1,833
Net loss	(87)	(792)	(1,205)	(838)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(12,192)	(9,466)	(35,252)	(26,415)
Net loss attributable to common stockholders	(12,279)	(10,258)	(36,457)	(27,253)
Other comprehensive loss
Foreign currency translation adjustments	(65)	—	(34)	—
Comprehensive loss	$(12,344)	$(10,258)	$(36,491)	$(27,253)

Loss per common share:
Basic and diluted	$(0.16)	$(0.13)	$(0.47)	$(0.35)

Weighted-average common shares outstanding:
Basic and diluted	78,381	77,984	78,270	78,392

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	1,936	—	—	1,936	—	1,936
ESPP compensation and vesting of stock-based compensation	517	—	—	—	37	—	—	37	—	37
Shares withheld for taxes	(157)	—	157	(777)	—	—	—	(777)	—	(777)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,477)	—	—	(10,477)	—	(10,477)
Accretion of redeemable senior preferred stock	—	—	—	—	(818)	—	—	(818)	—	(818)
Adjustment to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24	—	24
Net loss	—	—	—	—	—	—	(506)	(506)	—	(506)
March 31, 2023	76,404	$76	2,498	$(12,336)	$328	$24	$(102,714)	$(114,622)	$852	$(113,770)
Equity-classified stock-based compensation	—	—	—	—	1,746	—	—	1,746	—	1,746
ESPP compensation and vesting of stock-based compensation	192	—	—	—	43	—	—	43	—	43
Shares withheld for taxes	(65)	—	65	(241)	—	—	—	(241)	—	(241)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,934)	—	—	(10,934)	—	(10,934)
Accretion of redeemable senior preferred stock	—	—	—	—	(831)	—	—	(831)	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	7	—	7	—	7
Reclassification of negative additional paid-in capital	—	—	—	—	9,648	—	(9,648)	—	—	—
Net loss	—	—	—	—	—	—	(612)	(612)	—	(612)
June 30, 2023	76,531	$76	2,563	$(12,577)	$—	$31	$(112,974)	$(125,444)	$852	$(124,592)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
Equity-classified stock-based compensation	—	—	—	—	1,501	—	—	1,501	—	1,501
ESPP compensation and vesting of stock-based compensation	103	1	—	—	38	—	—	39	—	39
Shares withheld for taxes	—	—	1	—	—	—	—	—	—	—
Dividends on redeemable senior preferred stock	—	—	—	—	(11,348)	—	—	(11,348)	—	(11,348)
Accretion of redeemable senior preferred stock	—	—	—	—	(844)	—	—	(844)	—	(844)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	514	514
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)	—	(65)
Reclassification of negative additional paid-in capital	—	—	—	—	10,653	—	(10,653)	—	—	—
Net loss	—	—	—	—	—	—	(87)	(87)	—	(87)
September 30, 2023	76,634	$77	2,564	$(12,577)	$—	$(34)	$(123,714)	$(136,248)	$1,366	$(134,882)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$—	$(100,058)	$(64,237)	$—	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	1,558	—	—	1,558	—	1,558
Vesting of stock-based compensation	129	—	—	—	—	—	—	—	—	—
Share repurchases and shares withheld for taxes	(27)	1	27	(157)	(1)	—	—	(157)	—	(157)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,595)	—	—	(7,595)	—	(7,595)
Accretion of redeemable senior preferred stock	—	—	—	—	(805)	—	—	(805)	—	(805)
Net loss	—	—	—	—	—	—	(333)	(333)	—	(333)
March 31, 2022	76,842	$78	747	$(4,248)	$32,992	$—	$(100,391)	$(71,569)	$—	$(71,569)
Equity-classified stock-based compensation	—	—	—	—	1,542	—	—	1,542	—	1,542
ESPP compensation and vesting of stock-based compensation	157	—	—	—	57	—	—	57	—	57
Share repurchases and shares withheld for taxes	(431)	—	431	(1,922)	—	—	—	(1,922)	—	(1,922)
Dividends on redeemable senior preferred stock	—	—	—	—	(7,732)	—	—	(7,732)	—	(7,732)
Accretion of redeemable senior preferred stock	—	—	—	—	(817)	—	—	(817)	—	(817)
Net income	—	—	—	—	—	—	287	287	—	287
June 30, 2022	76,568	$78	1,178	$(6,170)	$26,042	$—	$(100,104)	$(80,154)	$—	$(80,154)
Equity-classified stock-based compensation	—	—	—	—	1,104	—	—	1,104	—	1,104
ESPP compensation and vesting of stock-based compensation	43	—	—	—	39	—	—	39	—	39
Share repurchases and shares withheld for taxes	(630)	—	630	(2,595)	—	—	—	(2,595)	—	(2,595)
Dividends on redeemable senior preferred stock	—	—	—	—	(8,636)	—	—	(8,636)	—	(8,636)
Accretion of redeemable senior preferred stock	—	—	—	—	(830)	—	—	(830)	—	(830)
Net income	—	—	—	—	—	—	(792)	(792)	—	(792)
September 30, 2022	75,981	$78	1,808	$(8,765)	$17,719	$—	$(100,896)	$(91,864)	$—	$(91,864)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,205)	$(838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of assets	53,303	52,675
Stock-based compensation	5,183	4,204
Amortization of debt issuance costs and discounts	2,812	2,613
Deferred income tax	(2,432)	(3,567)
Change in contingent consideration	906	—
Other non-cash items, net	(169)	(154)
Change in operating assets and liabilities:
Accounts receivable	17,931	(11,265)
Prepaid expenses and other current assets	(2,630)	(2,575)
Income taxes (receivable) payable	498	1,003
Notes receivable	(668)	569
Accounts payable and other accrued liabilities	302	13,711
Customer deposits and advance payments	3,802	(1,910)
Other assets and liabilities, net	(4,953)	(3,908)
Net cash provided by operating activities	72,680	50,558
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(28,182)	—
Additions to property, equipment and software	(15,268)	(11,380)
Notes receivable, net	151	(3,250)
Acquisitions of assets and other investing activities	(7,925)	(6,465)
Net cash used in investing activities	(51,224)	(21,095)
Cash flows from financing activities:
Debt issuance and modification costs paid	(807)	—
Repayments of long-term debt	(4,650)	(4,650)
Borrowings under revolving credit facility	44,000	23,000
Repayments of borrowings under revolving credit facility	(23,500)	(32,000)
Repurchases of Common Stock and shares withheld for taxes	(1,018)	(4,674)
Dividends paid to redeemable senior preferred stockholders	(17,908)	(11,478)
Settlement and customer/subscriber accounts obligations, net	165,610	25,695
Payment of contingent consideration related to business combination	(4,698)	(3,992)
Net cash provided by (used in) financing activities	157,029	(8,099)
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	178,485	21,364
Cash and cash equivalents and restricted cash at beginning of period	560,610	518,093
Cash and cash equivalents and restricted cash at end of period	$739,095	$539,457

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$24,595	$12,707
Restricted cash	13,890	11,624
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	700,610	515,126
Total cash and cash equivalents, and restricted cash	$739,095	$539,457

Supplemental cash flow information:
Cash paid for interest	$54,670	$33,023
Non-cash investing and financing activities:
Treasury stock purchases settled after the balance sheet date	$—	$651
Contingent consideration accrual	$—	$4,825
Non-cash additions to other noncurrent assets for right-of-use operating leases	$—	$166
Adjustment to value of profit interest units	$596	$—
Acquisition of intangible asset	$193	$—
Measurement period adjustment to purchase price	$110	$—
Cash portion of dividend payable for redeemable senior preferred stock(1)	$6,810	$—
Issuance of NCI	$184	$—
(1)Paid on October 2, 2023

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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of September 30, 2023, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
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
The results for the quarter and nine months ended September, 30, 2023 include the results of the Plastiq business acquired through Chapter 11 bankruptcy process on July 31, 2023.
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
Revenue Recognition
For the Plastiq business that was acquired on July 31, 2023 (refer to Note 2. Acquisitions,) the Company accepts card payments from its customers and processes disbursements to their vendors. For these transactions, the Company acts as merchant of record, therefore, considered as the principal and accordingly presents its revenue on a gross basis. The Company also offers volume rebates as an incentive to increase business and customer engagement. These rebates are presented as net of revenue. Transaction processing costs, including interchange fees, are presented as costs of revenue.
Accounts Receivable, net
Accounts receivables include dues from the Company's sponsor banks (for revenues earned, net of related interchange and processing fees, and do not bear interest), agents, merchants and other customers, stated net of allowance for current expected credit losses for any uncollectible amounts.
Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of the Indian subsidiary of the Company is Indian Rupee (i.e. local currency of Republic of India). The functional currency of the Canadian subsidiary of the Company is the Canadian Dollar. Accordingly, assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).
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

2.    Acquisitions
Plastiq Acquisition
On May 23, 2023, PRTH’s subsidiary, Plastiq, Powered by Priority, LLC (the "acquiring entity"), entered into a stalking horse equity and asset purchase agreement (the "Purchase Agreement") with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a buyer funded

B2B payments platform offering bill pay and instant access to working capital to its customers and will complement the Company's existing supplier-funded B2B payments business. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
The purchase was completed on July 31, 2023 for a total purchase consideration of approximately $37.3 million. The total purchase consideration included $28.5 million in cash and the remaining consideration is in the nature of deferred or contingent consideration and certain equity interest in the acquiring entity. The cash consideration for the purchase was funded by borrowings from the Company's revolving credit facility.
The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the acquired assets and assumed liabilities were recognized at their fair values as of July 31, 2023, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the acquired assets and assumed liabilities as of July 31, 2023 were estimated by management using the discounted cash flow method and other factors specific to certain assets and liabilities. The preliminary purchase price allocation is set forth in the table below and expected to be finalized as soon as practicable but no later than one year from the closing date.

(in thousands)
Consideration:
Cash	$28,500
Contingent consideration payments (1)	8,419
Common equity of acquiring entity	330
Less: cash and restricted cash acquired	(318)
Total purchase consideration, net of cash and restricted cash acquired	$36,931

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$881
Prepaid expenses	423
Settlement assets	8,277
Equipment, net	47
Goodwill	6,943
Intangible assets(2)	30,460
Accounts payable and accrued expenses	(1,607)
Customer deposits	(214)
Settlement obligations	(8,279)
Total purchase consideration	$36,931
(1)The fair value of the contingent consideration payments issued was determined utilizing a Monte Carlo simulation. The contingent consideration payments were calculated based on the path for the simulated metrics and the contractual terms of the contingent consideration payments and were discounted to present value at a rate reflecting the risk associated with the payoffs. The fair value was estimated to be the average present value of the contingent consideration payments over all iterations of the simulation.
(2)The intangible assets acquired consist of $13.0 million for customer relationships, $7.0 million for referral partner relationships, $6.5 million for technology and $3.9 million for trade name.

This business is reported within the Company's B2B Payments reportable segment. The Company's Unaudited Consolidated Financial Statements for three and nine months ended September 30, 2023 include the operating results of Plastiq from August 1, 2023 through September 30, 2023 as noted in the table below:

Three Months Ended September 30, 2023
(in thousands)
Revenues	$9,932
Operating loss(1)	$(699)
(1)Excluding acquisition related costs of $1.3 million
For the three and nine months ended September 30, 2023, the Company incurred $1.3 million and $1.7 million respectively, in acquisition related costs, which primarily consisted of consulting, legal and accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.
Ovvi Acquisition
On November 18, 2022, the Company completed its acquisition of certain assets and assumption of a certain liability of Ovvi, LLC, under an asset purchase agreement through its wholly-owned subsidiary, Priority Ovvi, LLC ("Ovvi"). The acquisition was accounted for as a business combination using the acquisition method of accounting. Prior to this acquisition, the business operated as a SaaS proprietary platform for the restaurant, hospitality and retail industries by providing complete all-in-one point of sale software and hardware systems, comprehensive ancillary services including fraud detection and mitigation, and processing services for various types of cards including credit cards, debit cards, private label cards and prepaid cards. This business is reported within the Company's SMB Payments reportable segment. Transaction costs were not material and were expensed. The non-voting incentive shares issued to the seller will be evaluated at each reporting period to determine whether or not profit or loss should be allocated to NCI based on the subsidiary's operating agreement. The preliminary purchase price allocation is set forth in the table below and is expected to be finalized as soon as practicable, but no later than one year from the acquisition date.

(in thousands)
Consideration:
Cash(1)	$5,026
Total purchase consideration	5,026
Fair value of class B shares issued in Ovvi (NCI)(3)	659
Total enterprise value of business acquired(3)	$5,685

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable(4)	$43
Inventory(4)	98
Property, equipment and software, net	20
Goodwill(3)(4)	3,504
Intangible assets(2)	2,021
Other non-current asset	152
Other non-current liability	(153)
Total enterprise value of business acquired(3)	$5,685
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
(4)During the three months ended September 30, 2023, the Company recorded measurement period adjustments due to additional information received related to accounts receivable and inventory. This measurement period adjustment resulted in a decrease of $0.1 million in accounts receivable and inventory, offset by an increase in goodwill of $0.1 million.
Other Acquisition
The Company also completed another acquisition during 2022 for approximately $1.2 million, which was not material. The acquisition did not meet the definition of a business, therefore it was accounted for as an asset acquisition under which the cost of acquisition was allocated to the technology asset acquired.

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue Type:
Merchant card fees	$146,974	$137,659	$441,142	$405,404
Money transmission services	25,831	18,291	70,955	51,757
Outsourced services and other services	13,181	7,933	34,768	21,917
Equipment	3,029	2,534	9,468	7,008
Total revenues(1),(2)	$189,015	$166,417	$556,333	$486,086
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $9.7 million and $21.9 million of interest income for the three and nine months ended September 30, 2023 and $2.0 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.5 million and $1.1 million of interest income for the three and nine months ended September 30, 2023, and $0.2 million and $0.4 million three and nine months ended September 30, 2022, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss and not reflected in the table above.

The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended September 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$136,086	$—	$994	$3,029	$140,109
B2B Payments	10,837	—	2,911	—	13,748
Enterprise Payments	51	25,831	9,276	—	35,158
Total revenues	$146,974	$25,831	$13,181	$3,029	$189,015

	Nine months ended September 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$428,318	$—	$5,151	$9,468	$442,937
B2B Payments	12,718	—	6,787	—	19,505
Enterprise Payments	106	70,955	22,830	—	93,891
Total revenues	$441,142	$70,955	$34,768	$9,468	$556,333

	Three Months Ended September 30, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$136,340	$—	$1,018	$2,534	$139,892
B2B Payments	1,319	—	3,549	—	4,868
Enterprise Payments	—	18,291	3,366	—	21,657
Total revenues	$137,659	$18,291	$7,933	$2,534	$166,417

	Nine Months Ended September 30, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$402,890	$—	$2,459	$7,008	$412,357
B2B Payments	2,514	—	13,574	—	16,088
Enterprise Payments	—	51,757	5,884	—	57,641
Total revenues	$405,404	$51,757	$21,917	$7,008	$486,086
Deferred revenues were not material for the three and nine months ended September 30, 2023 and 2022.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

Contract liabilities were $0.4 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three and nine months ended September 30, 2023 and September 30, 2022.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $102.9 million and $110.3 million at September 30, 2023 and December 31, 2022, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and nine months ended September 30, 2023 were $1.6 million and $3.7 million, respectively. Expenses for merchant losses for the three and nine months ended September 30, 2022 were $0.7 million and $2.8 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $93.4 million and $42.7 million at September 30, 2023 and December 31, 2022, respectively. Company-owned bank accounts held $9.5 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
For the Plastiq business, the Company accepts card payments from its customers and processes disbursements to their vendors. The time lag between authorization and settlement of card transactions creates certain receivables (from card networks) and payables (to the vendors of customers). These receivables and payables arise from the settlement activities that the Company performs on the behalf of its customers and therefore, are presented as Settlement assets and related obligations.
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
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $8.6 million and $6.1 million at September 30, 2023 and December 31, 2022, respectively.
The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$4,768	$444
Card settlements due from networks	6,792	—
Customer/Subscriber Account Balances:
Cash and cash equivalents	700,610	531,574
Total settlement assets and customer/subscriber account balances	$712,170	$532,018

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$672,183	$516,086
Subscriber account obligations	28,427	15,488
Total customer/subscriber account obligations	700,610	531,574
Due to customers' payees(2)	9,458	1,766
Total settlement and customer/subscriber account obligations	$710,068	$533,340
(1)Allowance for estimated losses was $5.6 million and $5.0 million as of September 30, 2023 and December 31, 2022, respectively
(2)Card settlements due from networks includes $6.8 million of related assets and remainder are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $5.2 million and $4.7 million as of September 30, 2023 and December 31, 2022, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 18.2% and 15.4% as of September 30, 2023 and December 31, 2022. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of September 30, 2023 and December 31, 2022, the Company had no allowance for doubtful notes receivable.

As of September 30, 2023, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending September 30,
2024	$1,561
2025	1,350
2026	827
2027	909
After 2027	530
Total	$5,177

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	September 30, 2023	December 31, 2022
Computer software	$71,463	$64,197
Equipment	10,027	13,302
Leasehold improvements	1,535	6,990
Furniture and fixtures	1,442	2,909
Property, equipment and software	84,467	87,398
Less: Accumulated depreciation	(53,208)	(58,409)
Capital work in-progress	10,592	5,698
Property, equipment and software, net	$41,851	$34,687

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$2,763	$2,365	$8,335	$6,902
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the quarter ended September 30, 2023, certain fully depreciated assets were removed from service.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units:

(in thousands)	September 30, 2023	December 31, 2022
SMB Payments	$124,139	$124,625
Enterprise Payments	244,712	244,712
Plastiq (B2B Payments)	6,943	—
Total	$375,794	$369,337
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2022	$369,337
Purchase price adjustment for Ovvi	(486)
Plastiq acquisition	6,943
Balance at September 30, 2023	$375,794
As of September 30, 2023, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	September 30, 2023			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(33,764)	$148,575	14.7
Residual buyouts	136,064	(90,121)	45,943	6.3
Customer relationships	109,017	(91,619)	17,398	8.4
Merchant portfolios	83,350	(52,711)	30,639	6.5
Technology	57,639	(21,525)	36,114	9.0
Trade names	7,104	(2,383)	4,721	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$581,003	$(295,513)	$285,490	9.7
(1)These assets have an indefinite useful life.

	December 31, 2022			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$175,300	$(24,021)	$151,279	14.8
Residual buyouts	132,325	(76,316)	56,009	6.6
Customer relationships	96,000	(83,298)	12,702	8.2
Merchant portfolios	76,423	(43,170)	33,253	6.7
Technology	50,963	(18,566)	32,397	8.4
Trade names	3,183	(2,129)	1,054	11.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$539,684	$(250,890)	$288,794	9.7
(1)These assets have an indefinite useful life.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization expense	$14,512	$15,452	$44,968	$45,773
As of September 30, 2023, there were no impairment indicators present.
8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Term facility - matures April 27, 2027, interest rates of 11.43% and 9.82% at September 30, 2023 and December 31, 2022, respectively	$606,050	$610,700
Revolving credit facility - $65.0 million line as of September 30, 2023 and $40.0 million as of December 31, 2022, matures April 27, 2026, interest rates of 10.20% and 8.82% at September 30, 2023 and December 31, 2022, respectively	33,000	12,500
Total debt obligations	639,050	623,200
Less: current portion of long-term debt	(6,200)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(16,069)	(18,074)
Long-term debt, net	$616,781	$598,926
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest expense(1),(2)	$19,997	$13,412	$55,461	$37,282

(1)Included in interest expense is $0.6 million and $0.8 million related to the accretion of contingent consideration from acquisitions for the three and nine months ended September 30, 2023, respectively, $0.1 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.6 million for the three and nine months ended September 30, 2022, respectively.
Third Amendment to the April 2021 Credit Agreement
On June 30, 2023, the Credit Agreement of the Company was amended to incorporate the following:
■Reference rate: The reference rate for the calculation of interest on the Company’s term loan and revolving credit facility was amended from LIBOR to SOFR effective June 30, 2023. Per the amended terms, the outstanding borrowings under the Credit Agreement interest will accrue using the SOFR rate plus a term SOFR adjustment plus an applicable margin per year, subject to a SOFR floor of 1.00% per year. The applicable interest rate as of September 30, 2023, for the revolving credit facility based on one-month SOFR was 10.20% and for the term facility based on three-month SOFR was 11.43%.
■Increase in the revolving credit facility: The amendments also resulted in an increase in the Company’s revolving credit facility from $40 million to $65 million.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of September 30, 2023, the Company was in compliance with the covenants in the Credit Agreement.

9.    Redeemable Senior Preferred Stock and Warrants
The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	September 30, 2023	December 31, 2022
Redeemable senior preferred stock	$225,000	$225,000
Accumulated unpaid dividend	38,880	25,498
Dividend payable	6,810	5,341
Redemption value	270,690	255,839
Less: unamortized discounts and issuance costs	(17,767)	(20,260)
Redeemable senior preferred stock, net of discounts and issuance costs:	$252,923	$235,579
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
December 31, 2022	225	$235,579
Payment of cash portion of dividend and ticking fee outstanding at December 31, 2022	—	(5,341)
Unpaid dividend on redeemable senior preferred stock	—	4,383
Accretion of discounts and issuance costs	—	818
March 31, 2023	225	235,439
Unpaid dividend on redeemable senior preferred stock	—	4,461
Accretion of discounts and issuance costs	—	831
June 30, 2023	225	$240,731
Unpaid dividend on redeemable senior preferred stock	—	4,538
Accretion of discounts and issuance cost	—	844
Cash portion of dividend outstanding at September 30, 2023		6,810
September 30, 2023	225	$252,923
The dividend rate as of September 30, 2023 and December 31, 2022, was 17.5% and 15.7% respectively.
The following table provides a summary of the dividends for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Dividends paid in cash(1)	$6,810	$4,402	$19,377	$11,478
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,538	4,234	13,382	12,485
Dividends declared	$11,348	$8,636	$32,759	$23,963
(1)Dividend payable for the three months ended September 30, 2023 paid on October 2, 2023.
On June 30, 2023, the Company amended the Certificate of Designation of its redeemable senior preferred stock to transition the reference rate used for the calculation of dividends from LIBOR to SOFR. Under the Amended Certificate of Designation, the dividend rate (capped at 22.50%) will be equal to the three-month term SOFR (minimum of 1.00%), plus the three-month term SOFR spread adjustment of 0.26% plus the applicable margin of 12.00%. All other terms in the agreement were unchanged. For the three months ended September 30, 2023, SOFR is the reference rate for calculation of the dividend. The dividend rate is subject to future increases if the Company doesn't comply with the minimum cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs.
In 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of September 30, 2023, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

10.    Income Taxes
The Company's consolidated effective income tax rate for the three and nine months ended September 30, 2023, was 102.1% and 122.5%, respectively, compared to a consolidated effective income tax rate of 188.1% and 184.2% for the three and nine months ended September 30, 2022, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
Based on management's assessment, as of September 30, 2023, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2023 and December 31, 2022, the Company has not issued any shares of preferred stock.
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

	September 30, 2023	December 31, 2022
in thousands, except share data, which is in whole units
Number of shares purchased(1)	—	1,309,374
Average price paid per share	$—	$4.42
Total Investment(1)	$—	$5,791
(1)These amounts may differ from the repurchases of Common Stock amounts in the Unaudited Statements of Cash Flows due to shares withheld for taxes and unsettled share repurchases at the end of the quarter.

12.    Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$1,501	$1,104	$5,183	$4,204
Income tax benefit for stock-based compensation was immaterial for the three and nine months ended September 30, 2023 and 2022. No stock-based compensation has been capitalized.
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
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months, and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's Common Stock on a quarterly basis through payroll deductions at a price equal to 95% of the lesser of the fair value on the first and last trading day of each offering period. The compensation expense for the three and nine months ended September 30, 2023, was immaterial and is included in stock-based compensation in the table above.

13.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $19.4 million in 2023 and $22.0 million in 2024.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $0.7 million for the year ended December 31, 2022, and is committed to purchase vendor services worth $1.5 million in 2023 and $2.3 million in 2024.
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $26.0 million and $22.0 million as September 30, 2023 and December 31, 2022, respectively. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of September 30, 2023 and December 31, 2022, the Company has contributed $11.6 million and $6.9 million, respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.
Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities
December 31, 2022	$8,079
Addition of contingent consideration (related to asset acquisition)	2,100
Accretion of contingent consideration	113
Fair value adjustments due to changes in estimates of future payments	116
Payment of contingent consideration	(4,059)
March 31, 2023	6,349
Addition of contingent consideration due to resolution of contingency	7,000
Adjustment for receivable due to residual shortfall	(2,053)
Accretion of discount on contingent consideration	117
June 30, 2023	11,413
Addition of contingent consideration (related to business combination)	8,682
Accretion of discount on contingent consideration	560
Payment of contingent consideration	(7,949)
September 30, 2023	$12,706
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
As of September 30, 2023, the Company's customer account balances of $672.2 million are maintained in FDIC insured accounts with certain FIs (refer to Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related

Obligations) A majority of the Company's cash and restricted cash is held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

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
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	September 30, 2023	December 31, 2022
Contingent consideration, current portion	Level 3	$3,789	$6,079
Contingent consideration, noncurrent portion	Level 3	8,917	2,000
Total contingent consideration		$12,706	$8,079
During the three and nine months ended September 30, 2023, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $5.2 million and $4.7 million at September 30, 2023 and December 31, 2022, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility was estimated to be $603.0 million and $606.1 million at September 30, 2023 and December 31, 2022, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 3 of the fair value hierarchy.
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

•B2B Payments – provides AP automation to corporations, software partners and FIs, and, working capital solutions to other business customers.
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
Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
SMB Payments	$140,109	$139,892	$442,937	$412,357
B2B Payments	13,748	4,868	19,505	16,088
Enterprise Payments	35,158	21,657	93,891	57,641
Consolidated revenues	$189,015	$166,417	$556,333	$486,086

Depreciation and amortization:
SMB Payments	$9,858	$11,040	$31,473	$32,844
B2B Payments	772	295	1,024	441
Enterprise Payments	6,154	6,203	19,557	18,599
Corporate	491	279	1,249	791
Consolidated depreciation and amortization	$17,275	$17,817	$53,303	$52,675

Operating (loss) income:
SMB Payments	$11,821	$13,447	$35,374	$39,928
B2B Payments	78	217	(790)	1,289
Enterprise Payments	21,339	9,312	50,081	19,504
Corporate	(9,732)	(8,896)	(25,178)	(22,755)
Consolidated operating income	$23,506	$14,080	$59,487	$37,966

A reconciliation of total operating income of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating income of reportable segments	$33,238	$22,976	$84,665	$60,721
Corporate	(9,732)	(8,896)	(25,178)	(22,755)
Interest expense	(19,997)	(13,412)	(55,461)	(37,282)
Other income, net	732	231	1,319	311
Income tax benefit (expense)	(4,328)	(1,691)	(6,550)	(1,833)
Net loss	$(87)	$(792)	$(1,205)	$(838)

16.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(87)	$(792)	$(1,205)	$(838)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(12,192)	(9,466)	(35,252)	(26,415)
Net loss attributable to common stockholders	$(12,279)	$(10,258)	$(36,457)	$(27,253)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	78,381	77,984	78,270	78,392
Loss per common share	$(0.16)	$(0.13)	$(0.47)	$(0.35)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants (refer to Note 9. Redeemable Senior Preferred Stock and Warrants).
For the three and nine months ended September 30, 2023 and 2022, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. Potentially anti-dilutive securities that were excluded from the Company's loss per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Outstanding warrants on Common Stock(1)	—	3,557	—	3,557
Outstanding options and warrants issued to adviser(2)	—	600	—	600
Restricted stock awards(3)	1,109	2,680	1,297	1,126
Outstanding stock option awards(3)	918	1,034	909	2,292
Total	2,027	7,871	2,206	7,575
(1)The warrants were issued in 2018 and were exercisable at $11.50 per share. These warrants expired on August 24, 2023.
(2)The warrants were issued in 2018 and were exercisable at $12.00 per share. These warrants expired on August 24, 2023.
(3)Granted under the 2018 Plan.

17.    Subsequent Events
On October 2, 2023, the Company entered into the fourth amendment to its Credit Agreement to increase its term loan facility by $50.0 million. All other terms remained unchanged. The proceeds of the increase was used to repay the outstanding balance of the revolving credit facility and other general corporate needs. The accounting evaluation of the amendment is in process.

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

Results of Operations
This section includes certain components of our results of operations for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Revenue
For the three months ended September 30, 2023, our consolidated revenue of $189.0 million increased by $22.6 million, or 13.6%, from $166.4 million for the three months ended September 30, 2022. This overall increase was mainly driven by an increase in new enrollments and higher interest income in our Enterprise Payments segment and revenue from the Plastiq business acquired during the quarter in our B2B Payments segment.
For the nine months ended September 30, 2023, our consolidated revenue of $556.3 million increased by $70.2 million, or 14.4%, from $486.1 million for the nine months ended September 30, 2022. The overall increase was driven by increases in merchant card fee rates, offset by a decrease in certain fee based revenue in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and revenue from the Plastiq business acquired during the quarter in our B2B Payments segment. These increases were partially offset by a decrease in revenue in B2B Payments segment due to wind down of certain managed services programs.
The following table presents our revenues by type:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue Type:
Merchant card fees	$146,974	$137,659	$9,315	$441,142	$405,404	$35,738
Money transmission services	25,831	18,291	7,540	70,955	51,757	19,198
Outsourced services and other services	13,181	7,933	5,248	34,768	21,917	12,851
Equipment	3,029	2,534	495	9,468	7,008	2,460
Total revenues	$189,015	$166,417	$22,598	$556,333	$486,086	$70,247
Merchant card fees
Merchant card fees revenue for the three months ended September 30, 2023 was $147.0 million an increase of $9.3 million, or 6.8%, from $137.7 million for the three months ended September 30, 2022. This increase was primarily driven by revenue from the Plastiq business that was acquired during the quarter and rate increases. These increases were partially offset by a decrease in volume due to diversification of merchant portfolio by one of our referral partners.
Merchant card fees revenue for the nine months ended September 30, 2023 was $441.1 million an increase of $35.7 million, or 8.8%, from $405.4 million for the nine months ended September 30, 2022. This increase was primarily driven by the Plastiq business that was acquired in the quarter ended September 30, 2023 and rate increases. These increases were partially offset by a decrease in volume due to diversification of merchant portfolio by one of our referral partners.

Money transmission services
Money transmission services for the three months ended September 30, 2023 was $25.8 million an increase of $7.5 million, or 41.0%, from $18.3 million for the three months ended September 30, 2022. This increase was primarily driven by an increase in customer enrollments.
Money transmission services for the nine months ended September 30, 2023 was $71.0 million an increase of $19.2 million, or 37.1%, from $51.8 million for the nine months ended September 30, 2022. This increase was primarily driven by an increase in customer enrollments.
Outsourced services and other services revenue
Outsourced services and other services revenue of $13.2 million for the three months ended September 30, 2023 increased by $5.3 million, or 67.1%, from $7.9 million for the three months ended September 30, 2022, primarily due to growth in interest income due to higher interest rates and deposit balances offset by decreased managed services revenue due to wind down of certain programs.
Outsourced services and other services revenue of $34.8 million for the nine months ended September 30, 2023 increased by $12.9 million, or 58.9%, from $21.9 million for the nine months ended September 30, 2022, primarily due to growth in interest income due to higher interest rates and deposit balances offset by decreased managed services revenue due to wind down of certain programs.
Equipment
Equipment revenue of $3.0 million for the three months ended September 30, 2023 increased by $0.5 million, or 20.0%, from $2.5 million for the three months ended September 30, 2022. The increase was primarily due to increased sales of point of sale equipment.
Equipment revenue of $9.5 million for the nine months ended September 30, 2023 increased by $2.5 million, or 35.7%, from $7.0 million for the nine months ended September 30, 2022. The increase was primarily due to increased sales of point of sale equipment.
Operating expenses were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$116,682	$107,958	$8,724	$353,929	$320,187	$33,742
Salary and employee benefits	20,129	16,384	3,745	58,286	48,231	10,055
Depreciation and amortization	17,275	17,817	(542)	53,303	52,675	628
Selling, general and administrative	11,423	10,178	1,245	31,328	27,027	4,301
Total operating expenses	$165,509	$152,337	$13,172	$496,846	$448,120	$48,726
Cost of services (excludes depreciation and amortization)
Cost of services (excludes depreciation and amortization) of $116.7 million for the three months ended September 30, 2023 increased by $8.7 million, or 8.1%, from $108.0 million for the three months ended September 30, 2022, primarily due to corresponding increase in revenues.
Cost of services (excludes depreciation and amortization) of $353.9 million for the nine months ended September 30, 2023, increased by $33.7 million, or 10.5%, from $320.2 million for the nine months ended September 30, 2022, primarily due to the corresponding increase in revenues.

Salary and employee benefits
Salary and employee benefits expense of $20.1 million for the three months ended September 30, 2023 increased by $3.7 million, or 22.6%, from $16.4 million for the three months ended September 30, 2022, primarily due to merit increases, an increase in stock-based compensation and increased headcount from the acquisition of the Plastiq business and to support overall growth of the Company.
Salary and employee benefits expense of $58.3 million for the nine months ended September 30, 2023 increased by $10.1 million, or 21.0%, from $48.2 million for the nine months ended September 30, 2022, primarily due to merit increases, an increase in stock-based compensation and increased headcount from the acquisition of the Plastiq business and to support overall growth of the Company.
Depreciation and amortization expense
Depreciation and amortization expense of $17.3 million for the three months ended September 30, 2023 decreased by $0.5 million, or 2.8%, from $17.8 million for the three months ended September 30, 2022, primarily due to full amortization of certain intangible assets, partially offset by the depreciation of new assets placed in service.
Depreciation and amortization expense of $53.3 million for the nine months ended September 30, 2023 increased by $0.6 million, or 1.1%, from $52.7 million for the nine months ended September 30, 2022, primarily due to the depreciation of new assets placed in service, partially offset by full amortization of certain intangible assets.
Selling, general and administrative
Selling, general and administrative expenses of $11.4 million for the three months ended September 30, 2023 increased by $1.2 million, or 11.8%, from $10.2 million for the three months ended September 30, 2022, primarily due to certain nonrecurring expenses related to the acquisition of the Plastiq business and other expenses to support overall growth of the Company.
Selling, general and administrative expenses of $31.3 million for the nine months ended September 30, 2023 increased by $4.3 million, or 15.9%, from $27.0 million for the nine months ended September 30, 2022, primarily due to certain nonrecurring expenses related to the acquisition of the Plastiq business and other expenses to support overall growth of the Company.
Other Expense, net
Other expenses, net were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Other (expense) income
Interest expense	$(19,997)	$(13,412)	$(6,585)	$(55,461)	$(37,282)	$(18,179)
Other income, net	732	231	501	1,319	311	1,008
Total other expense, net	$(19,265)	$(13,181)	$(6,084)	$(54,142)	$(36,971)	$(17,171)

Interest expense
Interest expense of $20.0 million for the three months ended September 30, 2023 increased by $6.6 million, or 49.3%, from $13.4 million for the three months ended September 30, 2022, due to increased interest rates and increased outstanding balance in the revolving credit facility used for the acquisition of the Plastiq business in the three months ended September 30, 2023.
Interest expense of $55.5 million for the nine months ended September 30, 2023 increased by $18.2 million, or 48.8%, from $37.3 million for the nine months ended September 30, 2022, due to increased interest rates and increased outstanding balance in the revolving credit facility used for the acquisition of the Plastiq business in the nine months ended September 30, 2023.

Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Income before income taxes	$4,241	$899	$3,342	$5,345	$995	$4,350
Income tax expense	$4,328	$1,691	$2,637	$6,550	$1,833	$4,717
Effective tax rate	102.1%	188.1%		122.5%	184.2%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2023 is 117.6% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2023 interest expense. The effective tax rate for 2023 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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

Segment Results
SMB Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$140,109	$139,892	$217	$442,937	$412,357	$30,580
Operating expenses	128,288	126,445	1,843	407,563	372,429	35,134
Operating income	$11,821	$13,447	$(1,626)	$35,374	$39,928	$(4,554)
Operating margin	8.4%	9.6%		8.0%	9.7%
Depreciation and amortization	$9,858	$11,040	$(1,182)	$31,473	$32,844	$(1,371)
Key Indicators:
Merchant bankcard processing dollar value	$14,150,995	$15,098,450	$(947,455)	$44,483,491	$44,577,857	$(94,366)
Merchant bankcard transaction count	178,721	165,796	12,925	522,470	476,084	46,386
Revenue
Revenue from our SMB Payments segment of $140.1 million for the three months ended September 30, 2023, remained consistent to $139.9 million for the three months ended September 30, 2022. The Company experienced a decline in its processed merchant bankcard volume due to diversification of merchant portfolio by one of its referral partners. The decrease in revenue due to decline in volume was partially offset by increased transaction count and merchant card fee rate increases. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during

2023 increased to 0.98% from 0.93% during 2022. The increase was primarily driven by a rate increase and changes in the merchant mix.
Revenue from our SMB Payments segment was $442.9 million for the nine months ended September 30, 2023, compared to $412.4 million for the nine months ended September 30, 2022. The increase of $30.5 million, or 7.4%, was primarily driven by increased transaction count, merchant card fee rate increases and accrual of certain incentives, offset by a decrease in certain fee-based revenue, a true up of an invoice from one of the partner banks for certain services provided in Q1 2022 and a decline in processed merchant bankcard volume due to diversification of merchant portfolio by one of its referral partners. The Company's revenue from the SMB Payments segment as a percentage of merchant bankcard processing dollar value during 2023 increased to 1.0% from 0.92% during 2022. The increase was primarily driven by an increase in incentive revenue and changes in the merchant mix.
Operating Income
Operating income from our SMB Payments segment was $11.8 million for the three months ended September 30, 2023, compared to $13.4 million for the three months ended September 30, 2022. The decrease of $1.6 million, or 11.9%, was primarily driven by the timing of certain billing adjustments in the three months ended September 30, 2022, the mix related margin compression, a $1.3 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, and a $0.3 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Operating income from our SMB Payments segment was $35.4 million for the nine months ended September 30, 2023, compared to $39.9 million for the nine months ended September 30, 2022. The decrease of $4.5 million, or 11.3%, was primarily driven by the timing of certain billing adjustments in the three months ended September 30, 2022, the mix related margin compression, a $4.9 million increase in salary and employee benefits due to higher headcount, higher stock-based compensation and annual pay raises, and a $2.2 million increase in selling, general and administrative expenses driven by higher software and travel and other operating costs. The increase in headcount and selling, general and administrative expenses are mainly attributable to growth initiatives.
Depreciation and Amortization
Depreciation and amortization expense of our SMB Payments segment was $9.9 million for the three months ended September 30, 2023, compared to $11.0 million for the three months ended September 30, 2022. The decrease of $1.1 million is due to full amortization of certain intangible assets.
Depreciation and amortization expense of our SMB Payments segment was $31.5 million for the nine months ended September 30, 2023, compared to $32.8 million for the nine months ended September 30, 2022. The decrease of $1.3 million is due to full amortization of certain intangible assets.

B2B Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$13,748	$4,868	$8,880	$19,505	$16,088	$3,417
Operating expenses	13,670	4,651	9,019	20,295	14,799	5,496
Operating income (loss)	$78	$217	$(139)	$(790)	$1,289	$(2,079)
Operating margin	0.6%	4.5%		(4.1)%	8.0%
Depreciation and amortization	$772	$295	$477	$1,024	$441	$583
Key Indicators:
B2B issuing dollar volume	$221,456	$214,085	$7,371	$636,361	$597,665	$38,696
B2B issuing transaction count	267	247	20	829	683	146
Revenue
Revenue from our B2B Payments segment was $13.7 million for the three months ended September 30, 2023, compared to $4.9 million for the three months ended September 30, 2022. The increase of $8.8 million, or 179.6%, was primarily driven by revenue from the Plastiq business that was acquired during the quarter.
Revenue from our B2B Payments segment was $19.5 million for the nine months ended September 30, 2023, compared to $16.1 million for the nine months ended September 30, 2022. The increase of $3.4 million, or 21.1%, was primarily driven by revenue from the Plastiq business that was acquired during the quarter, partially offset by a decrease in managed services business due to wind down of certain programs and recognition of certain revenues during 2022 related to a contract termination.
Operating Income (Loss)
Operating income from our B2B Payments segment was $0.1 million for the three months ended September 30, 2023 compared to an operating income of $0.2 million for the three months ended September 30, 2022. The decrease of $0.1 million was primarily attributable to the Plastiq business that was acquired during the quarter and currently being stabilized.
Operating loss from our B2B Payments segment was $0.8 million for the nine months ended September 30, 2023 compared to an operating income of $1.3 million for the nine months ended September 30, 2022. The decrease of $2.1 million was primarily attributable to decreases in revenue from managed services business business and the Plastiq business that was acquired during the quarter and currently being stabilized.
Depreciation and Amortization
Depreciation and amortization from our B2B Payments segment was $0.8 million for the three months ended September 30, 2023, compared to $0.3 million depreciation and amortization expense for the three months ended September 30, 2022.
Depreciation and amortization from our B2B Payments segment was $1.0 million for the three months ended September 30, 2023, compared to $0.4 million depreciation and amortization expense for the three months ended September 30, 2022.

Enterprise Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$35,158	$21,657	$13,501	$93,891	$57,641	$36,250
Operating expenses	13,819	12,345	1,474	43,810	38,137	5,673
Operating income	$21,339	$9,312	$12,027	$50,081	$19,504	$30,577
Operating margin	60.7%	43.0%		53.3%	33.8%
Depreciation and amortization	$6,154	$6,203	$(49)	$19,557	$18,599	$958
Key Indicators:
Average billed clients	590,578	387,384	203,194	525,274	364,766	160,508
Average new enrollments	56,269	37,746	18,523	51,864	29,813	22,051
Revenue
Revenue from our Enterprise Payments segment was $35.2 million for the three months ended September 30, 2023, compared to $21.7 million for the three months ended September 30, 2022. The increase of $13.5 million or 62.2%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.
Revenue from our Enterprise Payments segment was $93.9 million for the nine months ended September 30, 2023, compared to $57.6 million for the nine months ended September 30, 2022. The increase of $36.3 million or 63.0%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.
Operating Income
Operating income from our Enterprise Payments segment was $21.3 million for the three months ended September 30, 2023, compared to $9.3 million for the three months ended September 30, 2022. The increase of $12.0 million or 129.0%, was primarily driven by increases in revenues.
Operating income from our Enterprise Payments segment was $50.1 million for the nine months ended September 30, 2023, compared to $19.5 million for the nine months ended September 30, 2022. The increase of $30.6 million or 156.9%, was primarily driven by increases in revenues.
Depreciation and Amortization
Depreciation and amortization from our Enterprise Payments segment was $6.2 million for the three months ended September 30, 2023, which was consistent with $6.2 million depreciation and amortization expense for the three months ended September 30, 2022.
Depreciation and amortization from our Enterprise Payments segment was $19.6 million for the nine months ended September 30, 2023, compared to $18.6 million depreciation and amortization expense for the nine months ended September 30, 2022. The increase of $1.0 million or 5.4%, was primarily driven by the amortization of additional capitalized internal use software.

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and

Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these critical accounting policies and estimates as of September 30, 2023.

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
During the second quarter of 2022, PRTH's Board of Directors authorized the Company to implement a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company had repurchased shares of $5.7 million during the year ended December 31, 2022.
Our principal uses of cash are to fund business operations and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $16.6 million at September 30, 2023 and $18.6 million at September 30, 2022. As of September 30, 2023, we had cash totaling $24.6 million compared to $12.7 million at September 30, 2022. These cash balances do not include restricted cash of $13.9 million and $11.6 million at September 30, 2023 and September 30, 2022, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.2 million at September 30, 2023 and September 30, 2022. At September 30, 2023, we had availability of approximately $32.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative nine month periods.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$72,680	$50,558
Investing activities	(51,224)	(21,095)
Financing activities	157,029	(8,099)
Net increase in cash and cash equivalents and restricted cash	$178,485	$21,364
Cash Provided by Operating Activities
Net cash provided by operating activities was $72.7 million for the nine months ended September 30, 2023 compared to $50.6 million for the nine months ended September 30, 2022. The $22.1 million increase in 2023 was primarily driven by changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $51.2 million and $21.1 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash used in investing activities included the acquisition of business of $28.2 million, additions to property, equipment and software of $15.3 million, and, acquisitions of intangible assets of $7.9 million, which was offset by $0.2 million related to the net payments received on loans to ISOs. For the nine months ended September 30, 2022, net cash used in investing activities included $6.5 million of cash used to fund acquisitions of intangible assets, $3.3 million related to the funding of new loans to ISOs and $11.4 million of cash used to acquire property, equipment and software.
Cash Provided by Financing Activities
Net cash provided by financing activities was $157.0 million for the nine months ended September 30, 2023, compared to $8.1 million of cash used in financing activities for the nine months ended September 30, 2022. The net cash provided by financing activities for the nine months ended September 30, 2023 included changes in the net obligations for funds held on the behalf of customers of $165.6 million and $44.0 million in borrowings under the revolving credit facility, offset by $28.2 million of cash used for the repayment of debt, $17.9 million of cash dividends paid to redeemable senior preferred stockholders, $1.0 million of cash used for shares withheld for taxes, $4.7 million of payments of contingent consideration for business combinations and $0.9 million of debt modification costs . The net cash used in financing activities for the nine months ended September 30, 2022 included $36.7 million of cash used for the repayment of debt, $11.5 million of cash dividends paid to redeemable senior preferred stockholders and $4.7 million of cash used for shares withheld for taxes and share repurchases, and $4.0 million of payments of contingent consideration for business combinations, offset by changes in the net obligations for funds held on the behalf of customers of $25.7 million and borrowings under the revolving credit facility of $23.0 million.
Long-term Debt
As of September 30, 2023, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $623.0 million, compared to $605.1 million at December 31, 2022, resulting in a increase of $17.9 million. The debt balance at September 30, 2023 consisted of $606.1 million outstanding under the term facility and $33.0 million outstanding under the revolving credit facility, offset by $16.1 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of September 30, 2023, the Company was in compliance with the covenants in the Credit Agreement.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	1,636	$4.14	—	690,626
August 1-31, 2023	—	$—	—	690,626
September 1-30, 2023	—		—	690,626
Total	1,636	$4.14	—

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

Item 3. Defaults Upon Senior Securities
N/A

Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
On June 16, 2023, Sean Kiewiet, an officer of the Company as defined in Section 16 of the Exchange Act, adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of the SEC's Regulation S-K.

Officer or Director Name and Title	Action	Plan Type	Date	Number of Shares to be sold	Expiration
Sean Kiewiet, Chief Strategy Officer	Adopted	Rule 10b5-1	June 16, 2023	620,000	December 31, 2024

Item 6. Exhibits

Exhibit	Description
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

10.5 †
Amendment No. 1 to Director Agreement by and among Priority Holdings LLC, Pipeline Cynergy Holdings, LLC, Priority Payment Systems Holdings, LLC and Thomas C. Priore, dated April 19, 2018 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4/A, filed December 26, 2018).

10.6	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed March 29, 2019).
10.7
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2020).

10.8	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.9	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.

10.10	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.11	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.12	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.13	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.14	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
10.15
Third Amendment to the Credit and Guaranty Agreement, dated as of June 30, 2023, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties thereto, the 2023 Incremental Revolving Credit Lender and Truist Bank, as Administrative Agent and Collateral Agent.

10.16
Fourth Amendment to the Credit and Guaranty Agreement, dated as of October 2, 2023, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the 2023-1 Incremental Term Lender and Truist Bank, as Administrative Agent and Collateral Agent.

10.17	Form Restricted Stock Unit Award Agreement.
10.18 †	Executive Employment Agreement between Priority Technology Holdings, Inc. and Tim O'Leary, dated September 19, 2022.
10.19	Priority Technology Holdings, Inc. Recoupment Policy adopted March 1, 2023
10.20	Amendment No. 1 to Equity and Asset Purchase Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc. and Nearside Business Corp.
10.21	Side Letter Agreement, dated July 28, 2023, by and between Plastiq, Powered by Priority, LLC and Colonnade Acquisition Corp. II.
10.22	Earnout Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc., Nearside Business Corp., Blue Torch Finance, LLC and Priority Holdings, LLC.
10.23
Priority Technology Holdings, Inc. Amended and Restated Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations and Restrictions thereof, of Senior Preferred Stock.

10.24	Rule 10b5-1 Sales Plan, dated June 16, 2023, by and between Sean Kiewiet and J.P. Morgan Securities LLC.
21.1	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

November 9, 2023	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

November 9, 2023	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)