Form 10-K
period 2023-12-31
Priority Technology Holdings, Inc.
filed 2024-03-12
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $69.9 million (based upon the closing sale price of the Common Stock on that date on The Nasdaq Capital Market).
As of March 7, 2024, the number of the registrant's Common Stock outstanding was 75,792,939.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Priority Technology Holdings, Inc., scheduled to be held on May 22, 2024, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2023.

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

Commonly Used or Defined Terms

Term	Definition
2018 Plan	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
ACH	Automated clearing house
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income
AP	Accounts payable
API	Application program interface
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATI	Adjusted taxable income
B2B	Business-to-business
B2C	Business-to-consumer
BaaS	Banking as a service
BSA	Bank Secrecy Act of 1970, as amended by the USA Patriot Act of 2001
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Protection Act
CEO	The Company's Chairman and Chief Executive Officer
CFPB	U.S. Consumer Financial Protection Bureau
Common Stock	The Company's Common Stock, par value $.001 per share
Company	Priority Technology Holdings, Inc., a Delaware corporation, and its direct and indirect subsidiaries
Credit Agreement	Credit and Guaranty Agreement dated April 27, 2021, by and among the Loan Parties (as defined therein) and Truist Bank
CRM	Customer relationship management
Delayed Draw Term Loan	Delayed draw term loan facility under the credit agreement
Dodd-Frank Act	Dodd Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Electronic Payments	Payments with credit, debit and prepaid cards
EPS	Earnings (loss) per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	For the benefit of
FCRA	Fair Credit Reporting Act
Federal Reserve Board	Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FI	Financial institution
FIFO	First in, first out

FinCEN	Financial Crimes Enforcement Network
Finxera	Finxera Holdings, Inc.
FSOC	Financial Stability Oversight Council
GAAP	United States Generally Accepted Accounting Principles
Initial Term Loan	A senior secured first lien term loan facility in an aggregate principal amount of $300,000,000
IRA	Inflation Reduction Act
ISO	Independent sales organization
ISV	Independent software vendors
IT	Information technology
LIBOR	London Interbank Offered Rate
LIFO	Last in, first out
LLC	Limited Liability Company
Nasdaq	National Association of Securities Dealers Automated Quotations
NCI	Non-controlling interests
OFAC	Office of Foreign Assets Control
Passport	Priority Passport
PHOT	Priority Hospitality Technology, LLC a Delaware limited liability company
PIK	Payment-in-kind
POS	Point-of-sale
PRET	Priority Real Estate Technology, LLC, a Delaware limited liability company
PRTH	The Company's Nasdaq Capital Market trading symbol
Redeemable NCI's	Redeemable non-controlling preferred equity interests
ROU Asset	Right of use asset
RSU	Restricted stock units
SaaS	Software as a Service
SAR	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SMB	Small and medium-sized businesses
SMS	Short message service
SOFR	Secured Overnight Financing Rate
Tax Act	The Housing Assistance Tax Act of 2008
TCPA	Federal Telephone Consumer Protection Act of 1991
Term Facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320 million delayed draw facility).
Total Net Leverage Ratio	The ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement).
Truist	Truist Bank
TSP	Technology service provider
U.S.	United States of America
VARs	Value-added resellers

PART I.
Item 1. Business
Overview of the Company
Priority is a solutions provider in Payments and BaaS industry, operating at scale with 860,000 active customers across its SMB, B2B and Enterprise customers channels. Priority processes $120 billion in annual transaction volume and provides administration for $900 million in deposits. Priority’s purpose-built technology enables clients to collect, store, lend and send money while providing AP payment applications and Passport financial tools that best optimize their cash flow and maximize working capital bolstered by our industry leading personalized support.
Priority was established in 2005 and has grown from a founder-financed technology startup to become the 5th largest non-bank merchant acquirer in the U.S. by volume, according to the Nilson Report issued in March 2023. Since inception, we have built a native technology platform that provides all forms of payments (card acquiring and issuing, ACH, check and wire) and embedded finance services that serve customers of any size. Priority maintains a global business platform with 983 employees operating from its headquarters in Alpharetta, GA and regional offices in other locations, including New York, NY; Hicksville, NY; Chattanooga, TN; Raleigh, NC; Dallas, TX; San Francisco, CA; and Chandigarh, India.
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
Priority's solutions are delivered via internally developed payment applications and services to customers in the following business segments:
•SMB Acquiring Solutions: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•B2B Payables: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank and Mastercard).
• Enterprise Payments and BaaS: Provides embedded finance and BaaS solutions to customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.

Distilling Our Solutions

SMB ACQUIRING SOLUTIONS

B2B PAYABLES

CPX®

plastiq®

ENTERPRISE BaaS

PASSPORT

The MX product suite provides technology-enabled payment acceptance and business management capabilities to merchants, enterprises and our distribution partners. The MX product suite includes MX Connect and MX Merchant products, which together provide resellers and merchant clients a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. MX Connect provides our SMB payments reselling partners with automated tools that support low friction merchant on-boarding, underwriting and risk management, client service, and commission processing through a single mobile-enabled, web-based interface. The result is a smooth merchant activation onto our flagship consumer payments offering, MX Merchant, which provides core processing and business solutions to SMB clients. In addition to payment processing, the MX Merchant product suite encompasses a variety of proprietary and third-party product applications that merchants can adopt such as MX Insights, MX Storefront, MX Retail, MX Invoice, MX B2B and ACH.com, among others. This comprehensive suite of solutions enables merchants to 1) identify key consumer trends in their businesses; 2) quickly implement e-commerce or retail POS solutions; and 3) handle ACH payments. By empowering resellers to adopt a consultative selling approach and embedding our technology into the critical day-to-day workflows and operations of both merchants and resellers, we believe that we have established and maintained "sticky" relationships. We believe that our strong retention, coupled with consistent merchant onboarding, have resulted in strong processing volume and revenue growth.
In addition to our SMB offering, we have diversified our source of revenues through our growing presence in the B2B market. We provide automated AP offerings to our enterprise clients and financial institutions through our CPX platform. Our CPX platform offers clients a seamless bridge for buyer-to-supplier (payor-to-provider) payments by integrating directly to a buyer's payment instruction file and parsing it for payment to suppliers via virtual card, purchase card, ACH +, dynamic discounting or check. Successful implementation of our AP automation solutions provides: 1) suppliers with the benefits of cash acceleration; 2) buyers with valuable rebate/discount revenue: and 3) the Company with stable sources of payment processing and other revenue. Additionally, we provide a suite of integrated AP automation solutions businesses to FIs and card networks such as Citibank, Mastercard and Visa, among others. Alongside CPX as part of the AP suite, Priority acquired the assets of Plastiq Inc. through its subsidiary Plastiq, Powered by Priority, LLC, a leading B2B payments company, in the third fiscal quarter of 2023, and has helped tens of thousands of businesses improve cash flow with instant access to working capital, while automating and enabling control over all aspects of accounts payable and receivable. The flagship product, Plastiq Pay, pioneered a way for businesses to pay suppliers by credit card regardless of acceptance as an alternative to expensive, scarce bank loan options. Plastiq Accept offers an alternative to expensive merchant services, enabling businesses to accept credit cards with no merchant fees and get paid across any customer touch point, including a website, invoice, checkout process, and in person via QR code. The Plastiq Connect API suite enables platforms, marketplaces, and ERPs, to expand B2B payment options for payables and receivables in their native customer experience while outsourcing payment execution, risk, and compliance.
Our Enterprise Payments segment provides embedded finance and BaaS solutions to customers that modernize legacy platforms and accelerate modern software partners looking to monetize payment components. We provide solutions for ISVs, third-party integrators, and merchants that allow for the leveraging of our core payments engine, our automated payables platform or our account ledgering capabilities all via API resources.
We generate revenue primarily from payment processing transactions, and to a lesser extent, from monthly subscription services and other solutions provided to customers and interest income from the permissible investments of the deposits we hold. Payment processing fees are generated from the ongoing sales of our merchants and are governed by multi-year merchant contracts. As a result, payment processing fees are highly recurring in nature.
For the year ended December 31, 2023, we generated revenue of $755.6 million, net loss attributable to common stockholders of $49.1 million and operating income of $81.5 million, compared to revenue of $663.6 million, net loss attributable to common stockholders of $39.0 million and operating income of $56.2 million for the year ended December 31, 2022.
Industry Overview
The payment processing industry provides merchants with credit, debit, gift, loyalty card and other payment processing services, along with related value-added solutions and information services. The industry continues to grow, driven by wider merchant acceptance, increased use of Electronic Payments, advances in payment technology and the disruption in banking by fintech providers. The proliferation of bankcards and the use of other payment technologies has made the acceptance of Electronic Payments through multiple channels a virtual necessity for many businesses to remain competitive. The increased use and acceptance of bankcards and the availability of more sophisticated products and services has resulted in a highly competitive, specialized industry.
Services to the SMB merchant market have been historically characterized by basic payment processing without ready access to more sophisticated technology, value-added solutions, or customer service that are typically offered to large merchants. To keep up with the changing demands of how consumers wish to pay for goods and services, we believe SMB merchants and enterprise customers increasingly recognize the need for value-added services wrapped around omni-channel payment solutions that are tailored to their specific business needs.
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
Competitive Strengths
We possess certain attributes that we believe differentiate us as a leading provider of merchant acquiring, commercial payment and embedded finance solutions in the U.S. Our key competitive strengths include:
•Diverse Reseller Community – We maintain strong reseller relationships with approximately 1,200 partners, including ISOs, FIs, ISVs, VARs and other referral partners. MX Connect enables resellers to efficiently market merchant acquiring solutions to a broad base of merchants through a one-to-many distribution model. We believe that our ability to service our reseller partners through a comprehensive offering provides a competitive advantage that has allowed the Company to build a large, diverse merchant base characterized by high retention. The strengths of our technology offering are manifested in the fact that we maintain ownership of merchant contracts, with most reseller contracts including strong non-solicit and portability restrictions.
•Comprehensive Suite of Payment Solutions – We offer a comprehensive and differentiated suite of traditional and emerging payment products and services that enables SMBs to address their payment needs through one provider. Our purpose-built proprietary technology provides technology-enabled payment acceptance and business management solutions to merchants, enterprises and ISVs. We provide a payment processing platform that allows merchants to accept Electronic Payments (e.g., credit cards, debit cards, and ACH) at the POS, online, and via mobile payment technologies. We deliver innovative business management products and add-on features that meet the needs of SMBs across different vertical markets. Additionally, with our embedded finance offerings and money transmissions licenses in 46 U.S. states, the District of Columbia and two U.S. territories, we are uniquely positioned to collect, store, lend and send money on behalf of our customers. As a result, we believe we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption and value-add service utilization that is underway in the SMB market. We believe our solutions facilitate a superior merchant experience that results in increased customer lifetime value.
•Highly Scalable Business Model with Operating Leverage – As a result of thoughtful investments in our technology, we have developed robust and differentiated infrastructure that has enabled us to scale in a cost-efficient manner. Our operating efficiency supports a low capital expenditure environment to develop product enhancements that drive organic growth across our SMB, B2B and Enterprise payment ecosystems, as well as attract both reselling partners and enterprise clients looking for best-in-class solutions. By creating a cost-efficient environment that facilitates the combination of ongoing product innovation to drive organic growth and stable cash flow to fund acquisitions, we anticipate ongoing economies of scale and increased margins over time.
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

Growth Strategies
We intend to continue to execute a multi-pronged growth strategy, with diverse organic initiatives supplemented by acquisitions. Growth strategies include:
Organic Growth in our Reseller Network and Merchant Base
We expect to grow through our existing reseller network and merchant base by capitalizing on the organic growth of existing merchant volume and reseller merchant portfolios. By providing resellers with agile tools to manage their sales businesses and grow their merchant portfolio, we have established a solid base from which to generate new merchant adoption and retain existing merchants. By engaging in a consultative partnership approach, we maintain strong relationships with our reseller partners and continue to exhibit strong merchant adoption and volume growth trends. Through our resellers, we provide merchants with full-service acquiring solutions, as well as value-added services and tools to streamline their business processes and enable them to focus on driving same store sales growth.
Deploy our Embedded Finance Solution to Enterprise Customers
Our Enterprise Payments segment, and its flagship product Passport enables software partners and business platform customers to embed our payments and treasury solutions into their core operating and business systems that deliver a fully automated and digital experience to collect, store, lend and send money for their customers. Through Passport, Priority delivers a fully embedded finance solution to customers that manages the inflows and outflows, and reconciliation, of all forms of payments (ACH, wire, check, credit and debit) for any number of clients from a single account. The platform today manages over 700,000 active accounts and, through its money transmission licenses in 46 U.S. states, the District of Columbia and two U.S. territories, handles over $795 million in deposits across a growing number of banking partners. This segment is quickly growing as marketplaces, gig economy platforms, software partners, and legacy business platforms are incorporating features of payment processing and embedded finance services into their customer experience and enhance their offering.
Expand our Network of Distribution Partners
We have established and maintained a strong position within the reseller community with approximately 1,200 partners. We intend to continue to expand our distribution network to reach new partners, particularly with ISVs and VARs to expand technology and integrated partnerships. We believe that our technology offering enables us to attract and retain high-quality resellers focused on growth.
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
Expand Electronic Payments Share of B2B Transactions with CPX and Plastiq
We have a growing presence in the commercial payments market where we provide curated managed services and AP automation solutions to businesses, FIs and card networks such as Citibank, Mastercard and Visa. The commercial payments market is the largest and one of the fastest growing payments markets in the U.S. by volume. We are well positioned to capitalize on the shift from check to Electronic Payments, which currently lags the consumer payments market, by eliminating the friction between buyers and suppliers through our industry leading offerings of CPX and Plastiq. We believe this will drive strong growth and profitability.
Accretive Acquisitions
With a consistent, long-term goal of maximizing stockholder value, we intend to selectively pursue strategic and tactical acquisitions that meet our established criteria. We actively seek potential acquisition candidates that exhibit certain attractive attributes including predictable and recurring revenue, a scalable operating model, low capital intensity, complementary technology offerings and a strong cultural fit. Our operating infrastructure is purpose-built to rapidly and seamlessly consolidate complementary businesses into our ecosystem all while optimizing revenue and cost synergies.
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
Our B2B segment obtains its partner clients through: 1) direct sales initiatives; 2) ISVs and business partnerships; 3) the card networks (Mastercard and Visa); 4) large U.S. banking institutions and 5) other card issuer referral partners. We support a direct vendor sales model that provides turn-key merchant development, product sales and supplier enablement programs. By establishing a seamless bridge for buyer-to-supplier (payor-to-provider) payments that is integrated directly to a buyer's payment instruction file to facilitate payments to vendors via all payment types (virtual card, purchase card, ACH +, dynamic discounting), we have established ourselves as a top solutions provider in commercial payments. Our Plastiq offerings consist of all payment types including wires and checks to the vendors of our customers.
Our Enterprise segment goes to market through integrations with software partners and business platform customers by enabling them to embed our payments and treasury solutions into their core operating and business systems. Passport's offering provides those partners with a fully automated, scalable and integrated financial tool to collect, store, lend and send money for their customers.
Our market strategy has resulted in a merchant base that we believe is diversified across both industries and geographies resulting in, what we believe, is more stable average profitability per merchant. Only one reseller relationship contributes more than 10% of total bankcard processing volume, and such relationship represents approximately 14% of our total bankcard processing volume for the fiscal year ending December 31, 2023.
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
Third-party Processors and Sponsor Banks
We partner with various vendors in the payments value chain, most notably processors and sponsor banks which sit between us (the merchant acquirer) and the card networks, to assist us in providing payment processing services to merchant clients. Processing is a scale-driven business in which many acquirers outsource the processing function to a small number of large processors. In these partnerships, we serve as a merchant acquirer and enter into processing agreements with payment processors, such as Fiserv or Global Payments, to assist us in providing front-end and back-end transaction processing services for our merchants. These third parties are compensated for their services. These processors in turn have agreements with card networks such as Visa and Mastercard, through which the transaction information is routed in exchange for network fees.
To provide processing services, merchant acquirers like Priority must be registered with the card networks (e.g., Visa and Mastercard). To register with a card network in the U.S., acquirers must maintain relationships with banks willing to sponsor the merchant acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Wells Fargo, Synovus Bank, Pueblo Bank and Axiom Bank. We maintain a card issuing relationship with Sutton Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by South State Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for Mastercard) across the card networks (or ACH network) to authorize and clear transactions.
Risk Management
Our thoughtful merchant and reseller underwriting policies combined with our forward-looking transaction monitoring capabilities have enabled us to maintain low credit loss performance. Our risk management strategies are informed by a team with experience managing merchant acquiring risk operations that are augmented by our rules-based modern systems designed to manage risk at the transaction level.
Initial Underwriting – Central to our risk management process are our front-line underwriting policies that vet all resellers and merchants prior to their contractual arrangements with us. Our automated risk systems access: 1) guarantor information; 2) corporate ownership details; 3) anti-money laundering information; and, 4) OFAC and FinCEN information from a variety of integrated databases. The collected information is delivered to a team of underwriters who conduct necessary industry checks, financial performance analysis or owner background checks, as applicable and consistent with our policies. Based upon these results, the underwriting department rejects or approves the merchant or reseller and sets appropriate merchant and reseller reserve requirements which are held by our bank sponsors on our behalf. Resellers may be subject to quarterly and/or annual assessments for financial strength in compliance with our policies and adjustments to reserve levels. The results of our initial merchant underwriting process inform the transaction-level risk limits for volume, average ticket, transaction types and authorization codes that are captured by our CYRIS risk module - a proprietary risk system that monitors and reports transaction risk activity to our risk team. This transaction-level risk module, housed within MX Connect, forms the foundational risk management framework that enables the Company to optimize transaction activity and processing scale while preserving a modest aggregate risk profile that has resulted in historically low losses.
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
Investments - We use our primary portfolio to provide for the investment of excess funds at acceptable risk levels. Our portfolio consists primarily of money market accounts at FDIC insured institutions. Concentration in any one particular financial institution could create operational disruption or put customer funds in excess of FDIC insured limits at risk.

Acquisitions of a Business
On May 23, 2023, Plastiq, Powered by Priority, LLC, a subsidiary of PRTH, entered into an equity and asset purchase agreement with Plastiq, Inc., to acquire substantially all of the assets of Plastiq Inc., including the equity interest in Plastiq Canada, Inc ("Plastiq"). Plastiq is a buyer funded B2B payments platform offering bill pay and instant access to working capital to its customers and will complement the Company's existing supplier-funded B2B payments business. On May 24, 2023, Plastiq Inc. filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware.
The purchase was completed on July 31, 2023, for a total purchase consideration of approximately $37.0 million. The total purchase consideration included $28.5 million in cash and the remaining consideration is in the nature of deferred or contingent consideration and certain equity interest in the acquiring entity. The cash consideration for the purchase was funded by borrowings from the Company's revolving credit facility.
See Note 2. Acquisitions for additional information related to the Company's acquisitions.
Competition
The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume. When excluding banks, we ranked 5th among U.S. non-bank merchant acquirers, according to the March 2023 Nilson Report.
The concentration at the top of the industry is partly a result of consolidation. We believe that consolidation has also resulted in many large processors maintaining multiple, inflexible legacy IT systems that are not well-equipped to adjust to changing market requirements. We believe that the large merchant acquirers whose innovation has been hindered by these redundant legacy systems risk losing market share to acquirers with more agile and dynamic IT systems.
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
Providing BaaS products is highly competitive. We face competition from other BaaS providers and banks directly. We differentiate ourselves to merchants and enterprise customers through our ability to innovate and develop new products and services that offer new payment experiences for customers on our platform. Our agility, risk management and suite of products within a single platform differentiates us from competitors.
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
Banking Laws and Regulations
The FFIEC is an interagency body comprised of federal bank and credit union regulators such as the Federal Reserve Board, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency and the CFPB. The FFIEC examines large data processors to identify and mitigate risks associated with systemically significant service providers, including specifically the risks they may pose to the banking industry.
We are considered by the FFIEC to be a TSP based on the services we provide to FIs. As a TSP, we are subject to audits by an interagency group consisting of the Federal Reserve System, the FDIC, and the Office of the Comptroller of the Currency.
Through our subsidiary, Finxera, Inc., we also hold money transmission licenses in 46 U.S. states, the District of Columbia and two U.S. territories. Accordingly, we are subject to the applicable laws and regulations and are subject to examinations by state banking regulators.
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
Telephone Consumer Protection Act and Telemarketing Sales Rule
We are subject to the Federal TCPA and various state laws to the extent we place telephone calls and SMS messages to clients and consumers. The TCPA regulates certain telephone calls and SMS messages placed using automatic telephone dialing systems or artificial or prerecorded voices and can alter the way we do business. Additionally, as a provider of dedicated accounts in the debt resolution industry, we are also subject to certain requirements of the Telemarketing Sales Rule which requires independence of account administrators and certain prohibitions against advance payment of fees.
Escheat Laws
We are subject to U.S. federal and state unclaimed or abandoned property laws that require us to transfer to certain government authorities the unclaimed property of other that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state and foreign regulatory authorities with regard to our escheatment practices.
Other Regulation
The Tax Act of 2008 requires certain merchant acquiring entities and third-party settlement organizations to provide information returns for each calendar year with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements.
The foregoing is not an exhaustive list of the laws, rules and regulations which we are subject to and the regulatory framework governing our business is changing continuously.
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
Human Capital Management
As of December 31, 2023, we employed 983 employees, of which 974 were employed full-time. We have employees residing throughout the U.S., Canada and India. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Availability of Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge on our internet website at www.prioritycommerce.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to the SEC. The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Worldwide financial market conditions, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects and may cause economic uncertainties or deterioration in the U.S. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on U.S. financial markets. We are monitoring the conflicts between Russia and Ukraine and Israel and Hamas. While we do not expect that such conflicts will themselves be material to our business, geopolitical instability and adversity arising from such conflict (including additional conflicts that could arise from such conflicts), the imposition of sanctions, taxes and/or tariffs against one of the countries or their response to such sanctions (including retaliatory acts, such as cyber attacks and sanctions against other countries) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition.
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
We rely on various FIs to provide clearing services in connection with our settlement activities. If such FIs should stop providing clearing services, we must find other FIs to provide those services. Additionally, we rely on FIs to facilitate our B2B and money transmission services offerings. If we are unable to find a replacement financial institution, we may no longer be able to provide these services to certain customers, which could negatively affect our revenues, earnings and cash flows.
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
We may be responsible for the actions of our vendors in some circumstances.
We use third parties to provide services to us including IT related services and sales related functions. Should a cybersecurity related event or other act of negligence occur as a result of a third-party service provider, we may be liable for those actions.
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
The financial services industry continues to be highly regulated and subject to new laws or regulations in many jurisdictions, including the U.S. states in which we operate, which could restrict the products and services we offer, impose additional compliance costs on us, render our current operations unprofitable or even prohibit our current or future operations.
We are required to comply with frequently changing federal, state, and local laws and regulations that regulate, among other things, the terms of the financial products and services we offer. New laws or regulations may require us to incur significant expenses to ensure compliance. Federal and state regulators of consumer financial products and services are also enforcing existing laws, regulations, and rules more aggressively, and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks. For example, State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through the establishment of state consumer protection agencies as well as the use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB.
The application of traditional federal and state consumer protection statutes and related regulations to innovative products offered by financial technology companies such as us is often uncertain, evolving and unsettled. To the extent that our products are deemed to be subject to any such laws, we could be subject to additional compliance obligations, including state licensing requirements, disclosure requirements and usury or fee limitations, among other things. Application of such requirements and restrictions to our products and services could require us to make significant changes to our business practices (which may increase our operating expenses and/or decrease revenue) and, in the event of retroactive application of such laws, subject us to litigation or enforcement actions that could result in the payment of damages, restitution, monetary penalties, injunctive restrictions, or other sanctions, any of which could have a material adverse effect on our business, financial position, and results of operations.

Recently, federal bank regulators have increasingly focused on the risks related to bank and non-bank financial service company partnerships, raising concerns regarding risk management, oversight, internal controls, information security, change management, and information technology operational resilience. This focus is demonstrated by recent regulatory enforcement actions against banks that have allegedly not adequately addressed these concerns while growing their non-bank financial service offerings. Additionally, there are ongoing investigations by federal and state governmental entities concerning a prepaid debit card product program that was offered by the Company through an independent program manager. We could be subject to additional regulatory scrutiny with respect to that portion of our business that could have a material adverse effect on the business, financial condition, results of operations and growth prospects of the Company.

Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, we expect to continue to launch new products and services in the coming years, which may subject us to additional legal and regulatory requirements under federal, state and local laws and regulations. To the extent the application of these laws or regulations to our new offerings is unclear or evolving, including changing interpretations and the implementation of new or varying regulatory requirements by federal or state governments and regulators, this may significantly affect or change our proposed business model, increase our operating expenses and hinder or delay our anticipated launch timelines for new products and services.

Disruptions or security failures in our information technology systems, including as a result of cybersecurity incidents, could create liability for us and/or limit our ability to effectively monitor, operate and control our operations and adversely affect our reputation, business, financial condition, results of operation and cash flows.
We may face risks related to cybersecurity, such as unauthorized access, cybersecurity attacks and other security incidents, which could adversely affect our business and operations. The Company relies upon operational and information systems, some of which are managed by third parties, to process, transmit and store electronic information and to manage or support a variety of our business processes, activities and products. Additionally, we collect and store sensitive data, including the personally identifiable information of our customers and employees, in data centers and on information systems (including systems that may be controlled or maintained by third parties). The Company’s business, and in particular, the debit card and cash management solutions business and global payments business, is dependent on its ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services provided to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth and geographical reach of the Company’s client base, developing and maintaining its operational and information systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts.
Although the Company continues to take protective measures to maintain the confidentiality, integrity and security of our operational and information systems and infrastructure, the techniques used in cyberattacks are becoming increasingly diverse and sophisticated. For example, the Company’s operational and information systems or infrastructure, or those of our third-party providers, may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, disruptions of service, computer viruses or other malicious code, cyberattacks and other incidents that could create a cybersecurity event, any of which could remain undetected for an extended period of time. Furthermore, the Company may not be able to ensure that all of its clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyberattacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of transactions, certain errors may be repeated or compounded before they can be discovered and rectified. In addition, the increasing reliance on information systems, and the occurrence and potential adverse impact of attacks on such systems, both generally and in the financial services industry, have encouraged increased government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity threats and incidents. As these threats, incidents and government and regulatory oversight of associated risks continue to evolve, the Company may be required to expend additional resources to enhance or expand upon the security measures it currently maintains. Although the Company has developed, and continues to invest in, systems and processes that are designed to detect and prevent security breaches and cyberattacks, a breach of its systems and global payments infrastructure or those of our non-bank financial service partners and processors could result in: losses to the Company and its customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to its business; an inability to grow its online services or other businesses; additional regulatory scrutiny or penalties; and/or exposure to civil litigation and possible financial liability — any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. We have not encountered cybersecurity threats or incidents that have materially and adversely affected, or are reasonably likely to materially and adversely affect, the Company’s business, results of operations or financial condition; however, the impacts of such threats or incidents in the future may be material.

While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For information on our cybersecurity risk management, strategy and governance, see Part I, Item 1C., Cybersecurity

Risk Related to Our Capital Structure
We face risks related to our substantial indebtedness.
We have a substantial amount of indebtedness and may incur other debt in the future. Our level of debt and the covenants to which we agreed could have negative consequences on us, including, among other things, (i) requiring us to dedicate a large portion of our cash flow from operations to servicing and repayment of the debt; (ii) limiting funds available for strategic initiatives and opportunities, working capital and other general corporate needs and (iii) limiting our ability to incur certain kinds or amounts of additional indebtedness, which could restrict our ability to react to changes in our business, our industry and economic conditions.
Substantially all of our indebtedness is variable rate debt, primarily based on SOFR, which replaced LIBOR effective June 30, 2023. As a result of this variable rate debt, an increase in interest rates generally, such as those we have recently experienced, would adversely affect our profitability. We may enter into pay-fixed interest rate swaps or other derivative transactions to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
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
In addition, the credit agreement governing our revolving credit facility contains a total net leverage ratio financial covenant that is applicable when 35% or more of the revolving credit facility is drawn at quarter end. A breach of any of these covenants (or any other covenant in the documents governing our Credit and Guaranty Agreement) could result in a default or event of default under our Credit and Guaranty Agreement. If an event of default occurred, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Credit and Guaranty Agreement. Any acceleration of amounts due under the Credit and Guaranty Agreement would likely have a material adverse effect on us.
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

Item 1B. Unresolved Staff Comments
N/A

Item 1C. Cybersecurity
Risk management and strategy
We recognize the importance of maintaining the trust and confidence of the customers we serve, our business partners, employees and our stockholders and are committed to protecting the confidentiality, integrity and reliance of our business operations and systems. Effective data protection and cyber security practices, including responsible stewardship of our intellectual property and the secure processing, storage, maintenance and transmission of critical information by us and other third parties with whom we do business is vital to our operations. We have adopted policies and procedures with an intended design to identify, assess and manage risks associated with cybersecurity threats.
•We perform risk assessments periodically at both an enterprise level and system level in addition to assessments performed by third parties;
•Our information security team performs threat monitoring services;
•Our Internal Audit function performs annual reviews of selected systems and applications to test certain controls;
•Independent consultants and auditors evaluate selected systems and applications on an annual basis;
•We perform risk assessments of third-party vendors and perform ongoing risk-based monitoring of those third parties; and
•We maintain a business continuity plan for execution in the event of a cybersecurity incident.
We have not experienced any material cybersecurity incidents in the past calendar years and the expenses we have incurred from cybersecurity incidents during that time were immaterial. We have not identified risks from known cybersecurity threats that have materially affected us, including our operations, business strategy, results of operations or financial condition.
Governance
Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees the Company’s overall risk framework including management’s implementation of our cybersecurity risk management program. The Board receives reports from the Chief Risk Officer on a regular basis on cybersecurity and information technology risk management.
Our Company’s cybersecurity team, overseen by our Chief Information Security Officer (“CISO”) is responsible for assessing and managing our risks from cybersecurity threats, including defining our security policy and furnishing related information for Board reporting. The CISO approves all security policies and oversees the identification, assessment, and management of security risks. The CISO regularly reports to management’s SOX Committee which may elevate cybersecurity issues to the Board at any time.

Item 2. Properties
We operate from several offices throughout the U.S. and one office in India, all of which we lease.
Our key office locations include:

•corporate headquarters in Alpharetta, GA;
•administrative office in Hicksville, NY;
•administrative office in New York, NY;
•administrative office in Dallas, TX;
•administrative office in Houston, TX;
•administrative office in Chattanooga, TN;
•administrative office in San Francisco, CA;
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
The Company is involved in a case that was filed on October 11, 2023 and is currently pending in the United States District Court for the Northern District of California (the “Complaint”). The Complaint is a putative class action brought by Wyatt Miller d/b/a Hellam’s Tobacco and Wine Shop and Aguilar Auto Repair, LLC against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale is an agent of Priority, PPS and Wells Fargo and that it made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. As of March 12, 2024, the outcome of this legal proceeding is not probable nor is there any reasonable estimate of loss.

Item 4. Mine Safety Disclosures
N/A

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On July 25, 2018, our Common Stock began trading on The Nasdaq Capital Market under the symbol "PRTH". As of March 7, 2024, we had 69 holders of record of our Common Stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our Common Stock.
Equity Compensation Plan Information

Period	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	400,365	$6.870	3,547,798
Equity Compensation Plans not approved by security holders	—	$—	—
(1)Represents stock options and RSUs outstanding under the Company's 2018 Plan.
(2)The weighted-average exercise price set forth in this column is calculated for stock options outstanding and excludes outstanding RSU awards, since recipients are not required to pay an exercise price to receive the shares related to these awards.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by the Company of its Common Stock during the three months ended December 31, 2023 (shares are in whole units):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	38,817	$4.35	—	690,626
November 1-30, 2023	11,923	$3.53	—	690,626
December 1-31, 2023	17,343	$3.56	—	690,626
Total	68,083		—
(1)Includes shares withheld to satisfy employees' tax withholding obligations in connection with the vesting of restricted stock awards. The number of shares withheld was determined based on the fair market value on the vesting date.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Certain amounts in this section may not add mathematically due to rounding.
For a description and additional information about our three reportable segments, see Note 18. Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Results of Operations
This section includes certain components of our results of operations for the years ended December 31, 2023 (or "2023"), December 31, 2022 (or "2022"). We have derived this data, except key indicators including merchant bankcard processing dollar values and transaction volumes (SMB Payments), issuing dollar volume and transaction count (B2B Payments), and average billed clients and new enrollments (Enterprise Payments), from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Revenue
For the year ended December 31, 2023, our consolidated revenue of $755.6 million increased by $92.0 million, or 13.9%, from $663.6 million for the year ended December 31, 2022. This overall increase was driven by increases in merchant card fee rates and equipment revenue, offset by a decrease in certain fee-based revenue, a true up of an invoice from one of the partner banks for certain services provided in Q1 2022 and a decline in processed merchant bankcard dollar value due to diversification of merchant portfolio by one of the referral partners in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and an increase in revenue from the Plastiq business acquired during the year offset by a decrease in revenue in B2B Payments segment due to the wind down of certain managed services programs in Q4 2022.
Revenues by type for 2023 and 2022 were as follows:

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Revenue Type:
Merchant card fees	$595,205	$553,037	$42,168
Money transmission services	98,137	71,536	26,601
Outsourced services and other services	49,600	29,627	19,973
Equipment	12,670	9,441	3,229
Total revenues	$755,612	$663,641	$91,971
Merchant Card Fees
For the year ended December 31, 2023, our merchant card fees revenue of $595.2 million increased by $42.2 million, or 7.6%, from $553.0 million for the year ended December 31, 2022. This increase was primarily driven by revenue from the Plastiq business that was acquired during the year and merchant card fee rate increases. These increases were partially offset by a decrease in certain fee-based revenue, a true up of an invoice from one of the partner banks for certain services provided in Q1 2022 and a decline in processed merchant bankcard dollar value due to the diversification of processor services by one of the referral partners.

Money Transmission Services
Money transmission services revenue of $98.1 million for the year ended December 31, 2023 increased by $26.6 million or 37.2%, from $71.5 million for the year ended December 31, 2022 and is primarily driven by an increase in customer enrollments.
Outsourced Services and Other Services
Outsourced services and other services revenue of $49.6 million for the year ended December 31, 2023 increased by $20.0 million, or 67.4%, from $29.6 million for the year ended December 31, 2022. This increase was primarily due to growth in interest income due to higher interest rates and deposit balances, and additional revenues generated by our Passport platform, offset by decreased managed services revenue due to wind down of certain programs in Q4 2022.
Equipment
Equipment revenue of $12.7 million for the year ended December 31, 2023, increased by $3.3 million, or 34.2%, from $9.4 million for the year ended December 31, 2022. The increase was primarily due to increased sales of point-of-sale equipment.
Operating Expenses
Operating expenses for 2023 and 2022 were as follows:

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$480,307	$436,753	$43,554
Salary and employee benefits	79,974	65,077	14,897
Depreciation and amortization	68,395	70,681	(2,286)
Selling, general and administrative	45,412	34,965	10,447
Total operating expenses	$674,088	$607,476	$66,612
Costs of Services (excludes depreciation and amortization)
Costs of services (excludes depreciation and amortization) of $480.3 million for the year ended December 31, 2023 increased by $43.6 million, or 10.0%, from $436.8 million for the year ended December 31, 2022, primarily due to the corresponding increase in revenues. For the year ended December 31, 2023, costs of services (excluding depreciation and amortization) as a percentage of total revenues decreased to 63.6% as compared to 65.8% for the year ended December 31, 2022. This decrease was primarily due to the increase in interest and money transmission revenues which do not have significant cost of services.
Salary and employee benefits
Salary and employee benefits expense of $80.0 million for the year ended December 31, 2023 increased by $14.9 million, or 22.9%, from $65.1 million for the year ended December 31, 2022, primarily due to higher wages, an increase in stock-based compensation and increased headcount from acquisitions and to support overall growth of the Company. The Company's employee headcount increased to 983 in 2023 from 870 in 2022.
Depreciation and amortization expense
Depreciation and amortization expense of $68.4 million for the year ended December 31, 2023 decreased by $2.3 million, or 3.2%, from $70.7 million for the year ended December 31, 2022, primarily due to full amortization of certain intangible assets partially offset by the depreciation of new assets placed in service.

Selling, general and administrative
Selling, general and administrative expenses of $45.4 million for the year ended December 31, 2023 increased by $10.4 million, or 29.9%, from $35.0 million for the year ended December 31, 2022, primarily due to certain nonrecurring expenses and other expenses to support overall growth of the Company. Nonrecurring expenses for the year primarily include PayRight restructuring costs of $3.5 million, expenses related to the acquisition of the Plastiq business of $1.7 million and certain legal and other costs of $3.0 million.

Other (Expenses) Income, net

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Other (expense) income
Interest expense	$(76,108)	$(53,554)	$(22,554)
Other income, net	1,736	589	1,147
Total other expenses, net	$(74,372)	$(52,965)	$(21,407)

Interest expense
Interest expense of $76.1 million for the year ended December 31, 2023 increased by $22.5 million, or 42.1%, from $53.6 million for the year ended December 31, 2022, due to increased interest rates and higher debt balances to fund the acquisition of Plastiq in the third fiscal quarter of 2023. Other income, net of $1.7 million for the year ended December 31, 2023 increased by $1.1 million, or 194.7%, from $0.6 million for the year ended December 31, 2022, due to increased interest income from the Company's operating accounts.
Income tax expense

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Income (loss) before income taxes	$7,152	$3,200	$3,952
Income tax expense	$8,463	$5,350	$3,113
Effective tax rate	118.3%	167.2%
The decrease in the effective tax rate from 2022 to 2023 is primarily due to a reduction in the amount of additional valuation allowance recorded against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2023 may not be indicative of our effective tax rate for future periods.
On August 16, 2022, the U.S. government enacted the IRA into law. The IRA, among other provisions, implements a 15% corporate alternative minimum tax based on global adjusted financial statement income and a 1% excise tax on share repurchases, which took effect for tax years beginning after December 31, 2022. The IRA did not have a material effect on our reported results, cash flows, or financial position during 2023. If applicable in future periods, we expect to reflect the excise tax within equity as part of the repurchase price of Common Stock.

Earnings Attributable to Common Shareholders

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Net income (loss)	$(1,311)	$(2,150)	$839
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(47,744)	(36,880)	(10,864)
Net loss attributable to common stockholders	$(49,055)	$(39,030)	$(10,025)
Dividends and accretion attributable to redeemable senior preferred stockholders was $47.7 million for the year ended December 31, 2023, and was comprised of $18.0 million of accumulated dividends accrued as part of the carrying value of the redeemable senior preferred stock, $26.4 million of cash dividends, and $3.3 million related to accretion of discounts and issuance costs. The increase in dividends and accretion from 2022 to 2023 is due to an increase in the dividend rate for 2023 resulting from an increase in variable interest rates during the year and increase in carrying value of redeemable senior preferred stocks (as a result of accumulated accrued dividend).
Segment Results
SMB Payments

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Revenue	$582,870	$562,237	$20,633
Operating expenses	536,388	507,371	29,017
Operating income	$46,482	$54,866	$(8,384)
Operating margin	8.0%	9.8%
Depreciation and amortization	$41,036	$43,925	$(2,889)
Key Indicators:
Merchant bankcard processing dollar value	$59,054,039	$59,440,491	$(386,452)
Merchant bankcard transaction volume	696,203	636,576	59,627
Revenue
Revenue from our SMB Payments segment was $582.9 million for the year ended December 31, 2023, compared to $562.2 million for the year ended December 31, 2022. The increase of $20.6 million, or 3.7%, was primarily driven by merchant card fee rate increases, equipment revenue, and accrual of certain incentives, offset by a decrease in certain fee-based revenue, a true up of an invoice from one of the partner banks for certain services provided in Q1 2022 and a decline in processed merchant bankcard volume due to the diversification of processor services by one of its referral partners. The Company's merchant card fee revenue from the SMB Payments segment ($563.9 million for 2023 and $549.6 million for 2022) as a percentage of merchant bankcard processing dollar value during 2023 increased to 0.95% from 0.92% during 2022. The increase was primarily driven by an increase in incentive revenue and changes in the merchant mix.
Operating Income
Operating income from our SMB Payments segment was $46.5 million for the year ended December 31, 2023, compared to $54.9 million for the year ended December 31, 2022. The decrease of $8.4 million, or 15.3%, is due to a higher mix of volume growth from larger reseller partners with higher commissions of $3.2 million and an increase in other operating expenses. Increase in other operating expenses include a $5.7 million increase in salary and employee benefits due to higher headcount and stock-based compensation and a $2.3 million increase in selling, general and administrative expenses driven by higher travel and other operating costs which was offset by a decrease of $2.8 million in depreciation and amortization for assets fully depreciated and amortized in the prior year.

Depreciation and Amortization
Depreciation and amortization expense of our SMB Payments segment was $41.0 million for the year ended December 31, 2023, compared to $43.9 million for the year ended December 31, 2022. The decrease of $2.9 million or 6.6% is due to full amortization of certain intangible assets.
B2B Payments

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Revenue	$40,726	$18,890	$21,836
Operating expenses	43,261	18,682	24,579
Operating (loss) income	$(2,535)	$208	$(2,743)
Operating margin	(6.2)%	1.1%
Depreciation and amortization	$2,221	$744	$1,477
Key Indicators:
B2B issuing dollar volume	$851,948	$814,964	$36,984
B2B issuing transaction count	1,087	933	154
Revenue
Revenue from our B2B Payments segment was $40.7 million for the year ended December 31, 2023, compared to $18.9 million for the year ended December 31, 2022. The increase of $21.8 million, or 115.6%, was primarily driven by an increase of $27.4 million in the Plastiq business and an increase of $1.7 million in the CPX business due to increased volumes. This increase was offset by a decrease of $7.3 million driven by the wind down of certain customer programs in the managed services business during Q4 2022.
Operating Loss
Operating loss from our B2B Payments segment was $2.5 million for the year ended December 31, 2023, compared to operating income of $0.2 million for the year ended December 31, 2022. This is primarily due to certain provisions for doubtful accounts in the CPX business, transaction bonuses in the Plastiq business, and loss of operating income from the managed services business.
Depreciation and Amortization
Depreciation and amortization from our B2B Payments segment was $2.2 million for the year ended December 31, 2023, compared to $0.7 million depreciation and amortization expense for the year ended December 31, 2022. The increase in depreciation and amortization expense is primarily due to assets acquired from the acquisition of the Plastiq business in the 3rd quarter of 2023.

Enterprise Payments

(in thousands)	Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Revenue	$132,016	$82,514	$49,502
Operating expenses	58,052	51,577	6,475
Operating income	$73,964	$30,937	$43,027
Operating margin	56.0%	37.5%
Depreciation and amortization	$23,753	$24,892	$(1,139)
Key Indicators:
Average billed clients	$556,526	$379,725	$176,801
Average monthly new enrollments	51,059	32,013	19,046
Revenue
Revenue from our Enterprise Payments segment was $132.0 million for the year ended December 31, 2023, compared to $82.5 million for the year ended December 31, 2022. The increase of $49.5 million, or 60.0%, was primarily driven by an increase in customer enrollments, additional revenues generated by our Passport BaaS platform, and growth in interest income due to higher deposit balances and higher returns on the permissible investments related to our money transmission licenses.
Operating Income
Operating income from our Enterprise Payments segment was $74.0 million for the year ended December 31, 2023, compared to $30.9 million for the year ended December 31, 2022. The increase of $43.1 million, or 139.1%, was primarily driven by the increase in revenue.
Depreciation and Amortization
Depreciation and amortization expense from our Enterprise Payments segment was $23.8 million for the year ended December 31, 2023, compared to $24.9 million for the year ended December 31, 2022. The decrease of $1.1 million, or 4.6%, was primarily driven by full amortization of certain intangible assets in the prior year offset by depreciation expense on assets placed in service during the year.

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our merchant portfolio, for technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management's estimates and assumptions regarding effects of micro and macro factors impacting the economic environment in which the Company operates on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of changes in economic, political and market conditions are difficult to predict, and ultimately could negatively impact our liquidity and capital resources. Our principal uses of cash are to fund business operations (including capital expenditures and strategic investments) and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $29.2 million at December 31, 2023 and $22.5 million at December 31, 2022. As of December 31, 2023, we had cash and cash equivalents with a balance of $39.6 million compared to $18.5 million at December 31, 2022. These cash and cash equivalent balances do not include restricted cash of $11.9 million and $10.6 million at December 31, 2023 and December 31, 2022, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.7 million and $6.2 million at December 31, 2023 and 2022, respectively.
At December 31, 2023, we had availability of approximately $65.0 million under our revolving credit arrangement.
The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

	Years Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$81,256	$70,518
Investing activities	(55,748)	(36,503)
Financing activities	210,105	8,502
Net increase in cash and restricted cash	$235,613	$42,517
Cash Provided by Operating Activities
Net cash provided by operating activities was $81.3 million and $70.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. The $10.8 million, or 15.2% increase in 2023 was driven by changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $55.7 million compared to cash used investing activities of $36.5 million for the years ended December 31, 2023 and 2022, respectively. Net cash used to acquire businesses in 2023 was $28.2 million compared to net cash used of $5.0 million in 2022. Additions to property, equipment and software was $21.3 million for 2023 compared to $18.9 million in 2022 and acquisitions of intangible assets was $6.6 million compared to $8.0 million in 2022. Net payments received of $0.4 million on loans to ISOs for the year ended December 31, 2023, compared to $4.7 million related to the funding of new loans to ISOs in 2022.
Cash Provided by Financing Activities
Net cash provided by financing activities was $210.1 million for the year ended December 31, 2023, compared to $8.5 million for the year ended December 31, 2022. The net cash provided by for 2023 included changes in the net obligations for funds held on the behalf of customers of $211.1 million, $49.8 million related to proceeds from the increase of the Term Facility and $44.0 million related to additional borrowings under the revolving credit facility. This was offset by $56.5 million of cash used for the repayment of borrowings under the revolving credit facility, $6.3 million of cash used for the repayment of the Term Facility, $24.7 million of cash dividends paid to redeemable senior preferred stockholders, $1.3 million of cash used for shares withheld for taxes, $4.7 million of payments of contingent consideration for business combinations and $1.2 million for debt issuance and modification costs paid related to the modification of the Term Facility and the revolving credit facility. The net cash provided by financing activities for 2022 included borrowings from the revolving credit facility of $29.5 million and changes in the net obligations for funds held on the behalf of customers of $43.1 million. These cash inflows were offset by cash used for the repayment of debt of $38.2 million, cash used for the repurchase of Common Stock of $7.5 million, dividends paid to redeemable senior preferred stockholders of $11.5 million and $7.0 million of payments of contingent consideration for business combinations.
Long-Term Debt
For the year ended December 31, 2023, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $638.7 million, compared to $605.1 million for the year ended December 31, 2022, resulting in an increase of $33.6 million. The debt balance for the year ended December 31, 2023 consisted of funds outstanding under the term facility, offset by $15.7 million of unamortized debt discounts and issuance costs. There were no funds outstanding under the revolving credit facility as of December 31, 2023. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
On June 30, 2023, the Credit Agreement of the Company was amended to incorporate the following:
•Reference rate: The reference rate for the calculation of interest on the Company’s term loan and revolving credit facility was amended from LIBOR to SOFR effective June 30, 2023. Per the amended terms, the outstanding borrowings under the Credit Agreement interest will accrue using the SOFR rate plus a term SOFR adjustment plus an applicable margin per year, subject to a SOFR floor of 1.00% per year. The applicable interest rate as of December 31, 2023, for the revolving credit facility based on one-month SOFR was 10.20% and for the term facility based on one-month SOFR was 11.21%.
•Increase in the revolving credit facility: The amendments also resulted in an increase in the Company’s revolving credit facility from $40.0 million to $65.0 million.
On October 2, 2023, the Company modified its existing Term Facility Credit agreement with Truist. The agreement increased the principal balance by $50.0 million and increased the quarterly principal amortization payment from $1.6 million to $1.7 million. There were no other significant modifications to the Credit Agreement.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of December 31, 2023, the Company was in compliance with the covenants in the Credit Agreement.

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
Goodwill and Long-lived Assets
We test goodwill for impairment for each of our reporting units on an annual basis on October 1 or when events occur, or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform the annual assessment using the qualitative method. Where deemed appropriate, we may perform a quantitative assessment that uses market data and discounted cash flow analysis, which involve estimates of future revenues and operating cash flows. Changes in these estimates and assumptions or a significant decrease in earnings could materially affect the fair value of goodwill and could result in a goodwill impairment charge.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our debt facilities under our Credit Agreement bear interest at either a base rate or a SOFR rate plus an applicable margin per year, subject to a SOFR rate floor of 1.00% per year. As of December 31, 2023, we had $654.4 million in outstanding borrowings under our Credit Agreement. Ignoring the 1.00% SOFR floor, a hypothetical 1.00% increase or decrease in the applicable SOFR rate on our outstanding indebtedness under the Credit Agreement would increase or decrease cash interest expense on our indebtedness by approximately $6.7 million per year. We do not currently hedge against interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Priority Technology Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit and non-controlling interests and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Plastiq

Description of the Matter	As more fully described in Note 2 of the consolidated financial statements, the Company completed its acquisition of substantially all of the assets of Plastiq, including the equity interests in Plastiq Canada, Inc. The purchase was completed on July 31, 2023 for total consideration of $37.0 million including $28.5 million in cash and the remaining consideration is in the nature of deferred or contingent consideration and certain equity interest in Plastiq, Powered by Priority, LLC. The acquisition was accounted for as a business combination. The Company’s accounting for the acquisition included determining the fair value of contingent consideration payments in addition to intangible assets acquired of $30.5 million, which primarily included customer relationships, referral partner relationships, tradename, and developed technology.
Auditing the Company’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of the contingent consideration payments as well as the fair value of the acquired intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to the future performance of the acquired business. The significant underlying assumptions used to estimate the fair value of contingent consideration payments and intangible assets, included revenue and operating margin growth rates and prospective free cash flow from the operations of the acquired business, weighted average cost of capital, and royalty rate assumptions, as applicable. These assumptions relate to the future performance of the acquired business are forward-looking and could be affected by future economic and market conditions.

Description of the Matter	As more fully described in Note 2 of the consolidated financial statements, the Company completed its acquisition of Plastiq, Inc. during the year ended December 31, 2023 for total consideration of $37.0 million including $28.5 million in cash and the remaining consideration of $8.5 million was in the form of deferred or contingent consideration and certain equity interest in the acquiring entity. The acquisition was accounted for as a business combination. The Company’s accounting for the acquisition included determining the fair value of contingent consideration payments in addition to intangible assets acquired of $30 million, which primarily included customer relationships, referral partner relationships, tradename, and developed technology.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of the contingent consideration payments as well as the fair value of the acquired intangible assets. The significant estimation was primarily due to the sensitivity of the respective fair values to the future performance of the acquired business. The significant underlying assumptions used to estimate the fair value of contingent consideration payments and intangible assets, included revenue and operating margin growth rates and prospective free cash flow from the operations of the acquired entity, weighted average cost of capital, and royalty rate assumptions, as applicable. These assumptions relate to the future performance of the acquired business are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the fair value of the contingent consideration payments and intangible assets identified, our audit procedures included, among others, evaluating the Company’s use of income approach and Monte Carlo simulation, as applicable, evaluating the significant assumptions, and evaluating the completeness and accuracy of underlying data supporting the significant assumptions. We involved our specialist to assist with our evaluation of the methodologies used by management’s expert and significant assumptions used in the valuation of the contingent consideration payments and intangible assets identified. For example, we compared the significant assumptions to current industry, market and economic trends, as well as historical results of the acquired businesses. We performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value resulting from changes in the assumptions. We also evaluated the appropriateness of the Company’s disclosures included in Note 2 in relation to the acquisition.

Accrued Residual Commissions and Residual Commission Expenses

Description of the Matter	Accrued residual commissions recorded by the Company and included on the Consolidated Balance Sheet were $33.0 million at December 31, 2023, and residual commission expenses included within costs of services on the Consolidated Statement of Operations were $415.1 million for the year ended December 31, 2023. As discussed in Note 1 of the consolidated financial statements, the Company accrues and pays commission expense for certain customer services and other services provided by its independent sales organizations (ISOs). Commissions are based on a percentage of the net revenues generated from the Company’s merchant customers, and these percentages vary based on the program type and transaction volume of each merchant.
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

Atlanta, Georgia
March 12, 2024

Priority Technology Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,604	$18,454
Restricted cash	11,923	10,582
Accounts receivable, net of allowances of $5,289 and $1,143, respectively	58,551	78,113
Prepaid expenses and other current assets	13,273	11,832
Current portion of notes receivable, net of allowances of $0 and $0, respectively	1,468	1,471
Settlement assets and customer/subscriber account balances	756,475	532,018
Total current assets	881,294	652,470
Notes receivable, less current portion	3,728	3,191
Property, equipment and software, net	44,680	34,687
Goodwill	376,103	369,337
Intangible assets, net	273,350	288,794
Deferred income taxes, net	22,533	16,447
Other noncurrent assets	13,649	8,437
Total assets	$1,615,337	$1,373,363
Liabilities, Redeemable Senior Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$52,643	$51,864
Accrued residual commissions	33,025	35,979
Customer deposits and advance payments	3,934	2,618
Current portion of long-term debt	6,712	6,200
Settlement and customer/subscriber account obligations	755,754	533,340
Total current liabilities	852,068	630,001
Long-term debt, net of current portion, discounts and debt issuance costs	631,965	598,926
Other noncurrent liabilities	18,763	11,643
Total liabilities	1,502,796	1,240,570
Commitments and contingencies (Note 16)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value per share; 250,000 shares authorized; 225,000 issued and outstanding at December 31, 2023 and December 31, 2022	258,605	235,579
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; none issued or outstanding at December 31, 2023 and December 31, 2022	—	—
Common Stock, $0.001 par value per share; 1,000,000,000 shares authorized; 79,589,055 and 78,385,685 shares issued at December 31, 2023 and December 31, 2022, respectively; and 76,956,889 and 76,044,629 shares outstanding at December 31, 2023 and December 31, 2022, respectively.	77	76
Treasury stock at cost, 2,632,166 and 2,341,056 shares at December 31, 2023 and December 31, 2022, respectively	(12,815)	(11,559)
Additional paid-in capital	—	9,650
Accumulated other comprehensive income	(29)	—
Accumulated deficit	(134,951)	(102,208)
Total stockholders' deficit attributable to stockholders of PRTH	(147,718)	(104,041)
Non-controlling interests in consolidated subsidiaries	1,654	1,255
Total stockholders' deficit	(146,064)	(102,786)
Total liabilities, redeemable senior preferred stock and stockholders' deficit	$1,615,337	$1,373,363
See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues	$755,612	$663,641	$514,901
Operating expenses
Costs of services (excludes depreciation and amortization)	480,307	436,753	359,885
Salary and employee benefits	79,974	65,077	43,818
Depreciation and amortization	68,395	70,681	49,697
Selling, general and administrative	45,412	34,965	28,408
Total operating expenses	674,088	607,476	481,808
Operating income	81,524	56,165	33,093
Other (expense) income
Interest expense	(76,108)	(53,554)	(36,485)
Debt extinguishment and modification costs	—	—	(8,322)
Gain on sale of business and investment	—	—	7,643
Other income, net	1,736	589	202
Total other (expense) income, net	(74,372)	(52,965)	(36,962)
Income (loss) before income taxes	7,152	3,200	(3,869)
Income tax expense (benefit)	8,463	5,350	(5,258)
Net (loss) income	(1,311)	(2,150)	1,389
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(47,744)	(36,880)	(18,009)
Less: NCI preferred unit redemptions, net of deferred tax benefit	—	—	(8,021)
Net loss attributable to common stockholders	(49,055)	(39,030)	(24,641)
Other comprehensive loss
Foreign currency translation adjustments	(29)	—	—
Comprehensive loss	$(49,084)	$(39,030)	$(24,641)

Loss per common share:
Basic	$(0.63)	$(0.50)	$(0.34)
Diluted	$(0.63)	$(0.50)	$(0.34)

Weighted-average common shares outstanding:
Basic	78,333	78,233	71,902
Diluted	78,333	78,233	71,902

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
January 1, 2021	67,391	$68	451	$(2,388)	$5,769	$—	$(102,013)	$(98,564)	$—	$(98,564)
Equity-classified stock-based compensation	—	—	—	—	2,888	—	—	2,888	—	2,888
Vesting of stock-based compensation	465	—	—	—	—	—	—	—	—	—
Liability-classified stock-based compensation converted to equity-classified	—	—	—	—	313	—	—	313	—	313
Issuance of Common Stock	7,551	7	—	—	34,381	—	—	34,388	—	34,388
Exercise of stock options	174	—	—	—	1,195	—	—	1,195	—	1,195
Fair value of NCI preferred units redemption, net of deferred tax benefit	—	—	—	—	(8,021)	—	—	(8,021)	—	(8,021)
Fair value of common shares issued for NCI redemption	1,428	2	—	—	9,962	—	—	9,964	—	9,964
Share repurchases and shares withheld of taxes	(269)	—	269	(1,703)	—	—	—	(1,703)	—	(1,703)
Warrants issued	—	—	—	—	11,357	—	—	11,357	—	11,357
Dividends on redeemable senior preferred stock	—	—	—	—	(16,164)	—	—	(16,164)	—	(16,164)
Accretion of unamortized issuance costs for redeemable senior preferred stock	—	—	—	—	(1,845)	—	—	(1,845)	—	(1,845)
Change in estimate of tax basis differences	—	—	—	—	—	—	566	566	—	566
Net income	—	—	—	—	—	—	1,389	1,389	—	1,389
December 31, 2021	76,740	$77	720	$(4,091)	$39,835	$—	$(100,058)	$(64,237)	$—	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	6,695	—	—	6,695	—	6,695
Vesting of stock-based compensation	925	1	—	—	—	—	—	1	—	1
Issuance of profit interests in wholly-owned subsidiaries	—	—	—	—	—	—	—	—	1,255	1,255
Share repurchases	(1,621)	(2)	1,621	(7,468)	—	—	—	(7,470)	—	(7,470)
Dividends on redeemable senior preferred stock	—	—	—	—	(33,594)	—	—	(33,594)	—	(33,594)
Accretion of unamortized issuance costs for redeemable senior preferred stock	—	—	—	—	(3,286)	—	—	(3,286)	—	(3,286)
Net loss	—	—	—	—	—	—	(2,150)	(2,150)	—	(2,150)

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	6,480	—	—	6,480	—	6,480
ESPP compensation and vesting of stock-based compensation	1,204	1	—	—	182	—	—	183	—	183
Shares withheld for taxes	(291)	—	291	(1,256)	—	—	—	(1,256)	—	(1,256)
Dividends on redeemable senior preferred stock	—	—	—	—	(44,404)	—	—	(44,404)	—	(44,404)
Accretion of redeemable senior preferred stock	—	—	—	—	(3,340)	—	—	(3,340)	—	(3,340)
Adjustments to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	802	802
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)	—	(29)
Reclassification of negative additional paid-in capital	—	—	—	—	31,432	—	(31,432)	—	—	—
Net loss	—	—	—	—	—	—	(1,311)	(1,311)	—	(1,311)
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,311)	$(2,150)	$1,389
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain and transaction costs recognized on sale of business and investment	—	—	(7,643)
Depreciation and amortization of assets	68,395	70,681	49,697
Stock-based, ESPP and incentive units compensation	6,769	6,228	3,213
Amortization of debt issuance costs and discounts	3,849	3,521	2,305
Write-off of deferred loan costs and discount	—	—	2,580
Deferred income tax	(6,086)	(8,183)	(2,559)
Change in contingent consideration	(1,639)	2,059	—
PIK interest (paid)	—	—	(23,715)
Other non-cash items, net	(3,924)	74	462
Change in operating assets and liabilities:
Accounts receivable	24,471	(19,580)	(16,694)
Prepaid expenses and other current assets	(936)	(160)	(1,597)
Income taxes (receivable) payable	(273)	6,260	(5,107)
Notes receivable	(912)	377	333
Accounts payable and other accrued liabilities	(3,218)	19,794	7,018
Customer deposits and advance payments	1,102	(2,403)	2,138
Other assets and liabilities, net	(5,031)	(6,000)	(2,443)
Net cash provided by operating activities	81,256	70,518	9,377
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(28,222)	(4,976)	(407,129)
Proceeds from sale of business and investment	—	—	15,278
Additions to property, equipment and software	(21,256)	(18,882)	(9,719)
Notes receivable, net	376	(4,662)	—
Acquisitions of assets and other investing activities	(6,646)	(7,983)	(49,463)
Net cash used in investing activities	(55,748)	(36,503)	(451,033)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	49,750	—	607,318
Debt issuance and modification costs paid	(1,220)	—	(9,073)
Repayments of long-term debt	(6,328)	(6,200)	(361,425)
Borrowings under revolving credit facility	44,000	29,500	30,000
Repayments of borrowings under revolving credit facility	(56,500)	(32,000)	(15,000)
Proceeds from the issuance of redeemable senior preferred stock, net of discount	—	—	219,062
Redeemable senior preferred stock issuance fees and costs	—	—	(8,098)
Repurchases of Common Stock and shares withheld for taxes	(1,256)	(7,468)	(1,703)
Dividends paid to redeemable senior preferred stockholders	(24,718)	(11,459)	(7,460)
Profit distributions to redeemable NCIs of subsidiaries	—	—	(815)
Proceeds from exercise of stock options	—	—	1,196
Settlement and customer/subscriber accounts obligations, net	211,077	43,143	417,627
Payment of contingent consideration related to business combination	(4,700)	(7,014)	—

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net cash provided by financing activities	210,105	8,502	871,629
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	235,613	42,517	429,973
Cash and cash equivalents and restricted cash at beginning of period	560,610	518,093	88,120
Cash and cash equivalents and restricted cash at end of period	$796,223	$560,610	$518,093

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$39,604	$18,454	$20,300
Restricted cash	11,923	10,582	28,859
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	744,696	531,574	468,934
Total cash and cash equivalents, and restricted cash	$796,223	$560,610	$518,093

Supplemental cash flow information:
Cash paid for interest	$75,859	$46,907	$26,056
Cash paid for income taxes, net of refunds	$12,917	$6,744	$2,212
Non-cash investing and financing activities:
Cash portion of dividend payable and ticking fee for redeemable senior preferred stock(1)	$(7,027)	$(5,341)	$—
Contingent consideration accrual	$5,951	$6,079	$3,000
Adjustment to value of profit interest unit	$(404)	$—	$—
Issuance of NCI	$184	$1,255	$—
Measurement period adjustment to purchase price	$111	$—	$—
Notes receivable from sellers used as partial consideration for acquisitions	$—	$—	$3,499
Forfeiture of liability-classified award	$—	$325	$—
Change in ESPP liability	$—	$143	$—
Non-cash additions to other noncurrent assets for right-of-use operating leases	$1,520	$1,722	$234
(1)The dividend payable for year ended December 31, 2023, was paid on January 2, 2024. The dividend payable for year ended December 31, 2022, was paid on January 2, 2023.

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business and Significant Accounting Policies
The Business
Headquartered in Alpharetta, GA, the Company began operations in 2005 with a mission to build a merchant-inspired payments platform that would advance the goals of its customers and partners. Our approach leverages a single platform to collect, store, lend and send money that operates at scale. Our technology supports high-value payments products complemented by our personalized support. We are a leading provider to businesses, enterprises and distribution partners such as retail ISOs, FIs, wholesale ISOs and ISVs.
The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.
The Company provides:
•SMB payments processing solutions for B2C transactions through ISOs, FIs, ISVs and other referral partners. Our proprietary MX platform for B2C payments provides merchants a fully customizable suite of business management solutions. We enable customers to accept card, electronic and digital-based payments at the point of sale by providing a suite of services.
•B2B payments solutions such as automated vendor payments and professionally curated managed services to industry leading FIs and networks. Our proprietary B2B CPX platform was developed to be a best-in-class solution for buyer/supplier payment enablement. Our Plastiq payables management software helps businesses improve cash flow with instant access to working capital, while automating and enabling control over all aspects of accounts receivable and payable.
•Enterprise payments solutions for ISVs and other third parties that allow them to leverage the Company's core payments engine via robust API resources and high-utility embeddable code and consulting and development solutions focused on the increasing demand for integrated payments solutions for transitioning to the digital economy. Our BaaS features transaction monitoring, draft authorization audits, fee collection practice monitoring, and other services.
The Company provides its services through three reportable segments: 1) SMB Payments; 2) B2B Payments; and 3) Enterprise Payments. For additional information about our reportable segments, see Note 18. Segment Information.
To provide many of its services, the Company enters into agreements with payment processors which in turn, have agreements with multiple card associations. These card associations comprise an alliance aligned with insured FIs ("member banks") that work in conjunction with various local, state, territory and federal government agencies to make the rules and guidelines regarding the use and acceptance of credit and the card associations. The Company has multiple sponsorship bank agreements and is itself a registered ISO with Visa. The Company is also a registered member service provider with Mastercard. The Company's sponsorship agreements allow the capture and processing of electronic data in a format to allow such data to flow through networks for clearing and fund settlement of merchant transactions. The Company also offers money transmission services in 46 U.S. states, the District of Columbia and two U.S. territories.
Basis of Presentation and Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. The Company generally utilizes the equity method of accounting when it has an ownership interest of between 20% and 50% in an entity, provided the Company is able to exercise significant influence over the investee's operations. All material intercompany balances and transactions have been eliminated in consolidation.
NCI represents the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. For 2023, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
The results for the year ended December 31, 2023, include the post-acquisition results of the Plastiq business which was acquired through Chapter 11 bankruptcy process on July 31, 2023.
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
SMB Payments – The Company's SMB Payments segment enables the Company's customers to accept card, electronic and digital-based payments at the point of sale by providing a suite of services including authorization, settlement and funding, customer support and help-desk functions, chargeback resolution, payment security, consolidated billing and statements, and online reporting. Additionally, the Company enables customers to accept card, electronic and digital-based payments at the point of sale by providing a suite of services. The Company also earns revenue and commissions from resale of electronic POS equipment and certain subscription coupons.
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
B2B Payments – The Company's B2B Payments segment enables the Company's customers to automate their accounts payable and other commercial payments functions with the Company's payment services that utilize physical and virtual payment cards as well as ACH transactions. The Company also provides cost-plus-fee turn-key business process outsourcing and assists commercial customers with programs that are designed to increase acceptance of Electronic Payments. Revenues are generally earned on a per-transaction basis and are recognized by the Company net of certain third-party costs for interchange fees, assessments to the payment networks, credit card associations fees, sponsor bank fees and rebates to customers.
The Company's payables management software helps businesses improve cash flow with instant access to working capital, while automating and enabling control over all aspects of accounts receivable and payable. For these transactions, the Company acts as a merchant of record, therefore, considered as the principal and accordingly presents its revenue on a gross basis. The Company also offers volume rebates as an incentive to increase business and customer engagement. These rebates are presented as net of revenue. Transaction processing costs, including interchange fees, are presented as costs of revenue.
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
See Note 3. Revenues.
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
Contracts with Customers and Contract Costs
The Company accrues and pays commission expense based on variable merchant payment volumes and for certain customer service and other services provided by its ISOs. Since commission expenses are accrued and paid to ISOs on a monthly basis after the merchant enters into a new or renewed contract, these are not deemed to be a cost to acquire a new contract but they are reported within costs of services on our Consolidated Statements of Operations and Comprehensive Loss. The ISO is typically an independent contractor or agent of the Company.
The Company may occasionally elect to buy out all or a portion of an ISO's rights to receive future commission payments related to certain merchants. Amounts paid to the ISO for these residual buyouts are capitalized and amortized over the useful life on a straight-line basis under the accounting guidance for intangible assets and included in intangible assets, net on our Consolidated Balance Sheets.
The Company pays bonuses to certain ISOs for meeting established performance criteria which results in a continued benefit to the Company for future periods. The incremental costs are incurred to secure a future stream of revenue and are recorded as contract acquisitions costs and are amortized over the estimated time on which benefit is expected to be received.
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
Contract Acquisition Costs
The Company pays certain bonuses to it's ISOs for boarding incremental merchants which the Company expects to obtain benefit from in future periods. These bonuses are recorded as contract acquisition costs and are amortized over five years. Net contract acquisition costs were $6.6 million and $2.1 million at December 31, 2023 and 2022, respectively. Amortization expense for contract acquisition costs for the years ended December 31, 2023 and 2022 was $1.0 million and $0.2 million, respectively. Amortization expense for the year ended December 31, 2021, was immaterial.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes highly liquid instruments with an original maturity of three months or less, and cash owned by the Company that is held in financial institutions. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.

Accounts Receivable, net
Accounts receivable is stated net of allowance for current period credit losses for any uncollectible amounts and are amounts primarily due from the Company's sponsor banks for revenues earned, net of related interchange and processing fees, and do not bear interest. Other types of accounts receivable are from agents, merchants and other customers. Amounts due from sponsor banks are typically paid within 30 days following the end of each month.
Inventory
Inventory consists primarily of POS terminals and certain subscription coupons which is carried at the lower of cost or net realizable value. Cost is equal to the purchase price and other expenses incurred with acquiring the inventory and is substantially valued using the weighted average cost method. The carrying amount is reduced when items are determined to be obsolete/expired.
Notes Receivable
Notes receivable are primarily comprised of notes receivable from ISOs under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. Notes receivable are recorded at the unpaid principal balance. Interest on notes receivable is recognized on a monthly basis and is included in interest income. See Note 5. Notes Receivable.
Allowance for Expected Losses
The Company utilizes a combination of aging and loss-rate methodologies to develop an estimate of current expected credit losses based on the nature and risks associated with the underlying asset pool. A broad range of factors are considered during the estimation of the allowance including historical losses, adjustments for current conditions and future trends. The Company may also utilize a mix of qualitative and quantitative risk factors within its estimation. The allowance for expected loss from accounts receivable was $5.3 million and $1.1 million at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, there was no allowance for expected loss on notes receivable. See Note 5. Notes Receivable. As of December 31, 2023 and 2022, the allowance for expected losses on settlement assets was $6.6 million and $5.0 million, respectively. See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations. A reconciliation of the beginning and ending amount of allowance for expected losses is as follows for the year ended December 31, 2023:

(in thousands)	Trade Receivables	Settlement assets
Balance at January 1, 2023	$(1,143)	$(4,976)
Charge-offs (recoveries), net	130	3,407
Provision(1)	(4,276)	(4,989)
Balance at December 31, 2023	$(5,289)	$(6,558)
(1)Provision for trade receivables includes restructuring related costs of $3.5 million
The Company has elected not to measure expected losses for accrued interest on notes receivable but instead recognize losses for accrued interest within the period losses are incurred.
Customer Deposits and Advance Payments
The Company may receive cash payments from certain customers and vendors that require future performance obligations by the Company. Amounts associated with obligations expected to be satisfied within one year are reported in customer deposits and advance payments on the Company's Consolidated Balance Sheets and amounts associated with obligations expected to be satisfied after one year are reported as a component of other noncurrent liabilities on the Company's Consolidated Balance Sheets. These payments are subsequently recognized in the Company's Consolidated Statements of Operations and Comprehensive Loss when the Company satisfies the performance obligations required to retain and earn these deposits and advance payments.

A vendor may make an upfront payment to the Company to offset costs that the Company incurs to integrate the vendor into the Company's operations. These upfront payments are deferred by the Company and are subsequently amortized against expense in its Consolidated Statements of Operations and Comprehensive Loss as the related costs are incurred by the Company in accordance with the agreement with the vendor.
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
See Note 6. Property, Equipment and Software.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. For the year ended December 31, 2023, there was accelerated depreciation for internal-use software of $0.3 million from certain restructuring costs. There were no impairment charges associated with internal-use software for the years ended December 31, 2022 and 2021.
For the years ended December 31, 2023, 2022 and 2021, the Company capitalized software development costs of $21.3 million, $16.8 million and $7.8 million, respectively. As of December 31, 2023 and 2022, capitalized software development costs, net of accumulated amortization, totaled $40.6 million and $28.1 million, respectively, and are included in property, equipment and software, net on the Consolidated Balance Sheets.
Amortization expense for capitalized software development costs for the years ended December 31, 2023, 2022 and 2021 was $9.4 million, $6.9 million and $5.9 million, respectively, and are included in depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss.

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

Intangible Asset	Nature	Estimated Useful Life
ISO and Referral Partner Relationships	Acquired relationships with ISOs and referral partners	11 – 25 years
Residual Buyouts	Surrender of rights to receive commissions by ISOs	3 – 9 years
Customer Relationships	Acquired customer relationships	2 – 10 years
Merchant Portfolios	Acquired rights to a portfolio of merchants	5 – 10 years
Technology	Acquired proprietary software and website domains	6 – 10 years
Trade Names and Non-compete Agreements	Acquired trade names and non-compete agreements	3 – 10 years
Money Transmission Licenses	Acquired licenses to collect, store, lend and send money in 46 U.S. states, the District of Columbia and two U.S. territories.	indefinite
Impairment of Long-lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets, except goodwill, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2023, 2022 and 2021. See Note 7. Goodwill and Other Intangible Assets.
Goodwill
The Company tests goodwill for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The test for goodwill impairment may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. See Note 7. Goodwill and Other Intangible Assets for further information.
Leases
The Company evaluates lease and service arrangements at lease inception to determine if the arrangement is a lease or contains a lease. Lease arrangements are evaluated at their commencement date to determine classification as operating or finance. Operating leases are reported as part of other noncurrent assets, accounts payable and accrued expenses and other noncurrent liabilities on the Company's Consolidated Balance Sheets. Finance leases, if applicable, are reported as part of property, equipment and software, net, and debt on the Company's Consolidated Balance Sheets. Leases with a term of twelve months or less are generally not included on the Company's Balance Sheets. The Company does not separate lease and non-lease components. Certain estimates and assumptions are made when determining the value of ROU Assets and the related liabilities, including when establishing the lease term and discount rates and variable lease payments (e.g., rent escalations tied to changes in the Producer Price Index). The lease term for all of the Company's leases includes the non-cancelable period of the lease adjusted for any renewal or termination options the Company is reasonably certain to exercise. The lease payment stream includes any rent escalation that is required under certain lease agreements. The Company's leases generally do not provide an implicit rate of interest, nor is it readily determinable by the Company, and as such the Company uses its incremental borrowing rate in determining the discounted value of the lease payments. Lease expense and depreciation expense, if applicable, are recognized on a straight-line basis over the term of the lease.
Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
Settlement assets and customer/subscriber account balances and the related obligations recognized on the Company's Consolidated Balance Sheets represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations.
Debt Issuance and Modification Costs
Eligible debt issuance costs associated with the Company's credit facilities are deferred and amortized to interest expense over the term of the related debt using the effective interest method. Debt issuance costs associated with Company's term debt are presented on the Company's Consolidated Balance Sheets as a direct reduction in the carrying value of the associated debt liability. Debt modification costs represent amounts paid to third parties to modify existing debt agreements when those amounts are not eligible for capitalization. See Note 10. Debt Obligations for amounts paid for the year ended December 31, 2023, which were not eligible for capitalization.
Restructuring Costs
The Company's Management approved a plan to restructure the business of its wholly owned subsidiary, PayRight. PayRight's business activity included advancing funds to customers, which did not generate the desired financial results due to changes in the economic environment, particularly the cost of capital. The restructuring plan includes termination of the advancing business effective June 30, 2024. The Company included costs related to this restructuring within selling, general and administrative operating expenses and depreciation and amortization within its Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023. The costs include allowance for certain advances whose recoverability was impacted by the restructuring of $3.5 million and $0.3 million for accelerated depreciation and amortization of assets of the restructured business.
Acquisitions
Business Combinations and Asset Acquisitions
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
The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.
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
Non-controlling Interests
Occasionally, the Company issues common equity and non-voting incentive units within its subsidiaries. The Company is the majority owner of these subsidiaries and, therefore, the common equity and incentive units are deemed to be NCI. NCI is valued based on the events and methodologies including the acquisition-date fair value or the option pricing method. See Note 2. Acquisitions for further information related to the fair value of the common equity issued during 2023.
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
As the majority owner, the Company has call rights on the incentive units issued to the NCIs. These call rights can only be executed under certain circumstances and execution is always optional at the Company's discretion. The call rights do not meet the definition of a free-standing financial instrument or derivative; thus no separate accounting is required for these call rights.
Accrued Residual Commissions
Accrued residual commissions consist of amounts due to ISOs and independent sales agents based on a percentage of the net revenues generated from the Company's merchant customers referred by the respective ISO and independent sales agent. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $415.1 million, $396.2 million and $330.2 million, respectively, for the years ended December 31, 2023, 2022 and 2021, and are included in costs of services in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
ISO Deposit and Loss Reserve
ISOs may partner with the Company in an exclusive partner program in which ISOs are given negotiated pricing in exchange for bearing the risk of loss. Through the arrangement, the Company accepts deposits on behalf of the ISO and a reserve account is established by the Company. All amounts maintained by the Company are included in the accompanying Consolidated Balance Sheets as other liabilities, which are directly offset by restricted cash accounts owned by the Company of $6.4 million and $5.1 million as of December 31, 2023 and 2022, respectively.
Stock-based Compensation
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period and is reflected in salary and employee benefits expense on the Company's Consolidated Statements of Operations and Comprehensive Loss. Awards generally vest over three or four years and may not vest evenly over the vesting period. The effects of forfeitures are recognized as they occur. All shares issued from option exercises or vesting of RSU awards are original issuance shares and any shares withheld for taxes are repurchased by the Company.
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
Stock Options
Under the Company's 2018 Plan, the Company determines the fair value of stock options using the Black-Scholes option pricing model, which requires the use of the following subjective assumptions:

Expected volatility – Measure of the amount by which a stock price has fluctuated or is expected to fluctuate. In 2018, when the Company's outstanding stock options were granted, there was a relatively short amount of time that the Company's Common Stock (Nasdaq: PRTH) were traded on a public market, the Company utilized volatility data for the Common Stock of a peer group of comparable public companies. An increase in the expected volatility would increase the fair value of the stock option and related compensation expense.
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
If a participant terminates employment with the Company, vested options may be exercised for a short period of time while unvested options are forfeited. However, in any event, a stock option will expire ten years from the date of the grant.
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
Non-voting Incentive Units
The Company issued non-voting incentive units to certain employees and partners in six subsidiaries. These non-voting incentive units were determined to be equity and are accounted for under ASC 718 Stock Compensation. The non-voting incentive units are either fully vested when granted, or vest according to the service period and/or performance measure noted in the grant agreement. As the non-voting incentive units are vested, they are recognized as NCI to the Company, who is the majority owner of the subsidiaries.
Employee Stock Purchase Program
The 2021 Employee Stock Purchase plan authorizes the issuance of shares of the Company’s Common Stock pursuant to purchase rights granted to employees. The fair value of purchase rights issued under the Employee Stock purchase Plan is estimated using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the fair value of the Company’s Common Stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company records the resulting compensation expense in the Consolidated Statements of Operations and Comprehensive Loss over each three-month offering period. See Note 14. Stock-based Compensation.
Repurchased Stock
Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its Common Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact. See Note 13. Stockholders' Deficit.
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
Earnings (Loss) per Share
Basic EPS is computed by dividing net income (loss) available to Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method. Diluted EPS excludes potential shares of Common Stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner. See Note 13. Stockholders' Deficit.
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
The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. The Company recognized interest and penalties associated with uncertain tax positions as a component of income tax expense. See Note 12. Income Taxes.
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
The fair values of the Company's merchant portfolios, assets and liabilities acquired in mergers and business combinations, and contingent consideration are primarily based on Level 3 inputs and are generally estimated based upon valuation techniques that include discounted cash flow analysis based on cash flow projections or Monte Carlo simulations and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analysis or Monte Carlo simulation is corroborated by a market-based approach that utilizes comparable company public trading values and, where available, values observed in public market transactions.
The carrying values of accounts and notes receivable, accounts payable and accrued expenses, long-term debt, restricted cash and cash and cash equivalents, including settlement assets and the associated deposit liabilities, approximate their fair values due to either the short-term nature of such instruments or the fact that the interest rate of the debt is based upon current market rates. See Note 17. Fair Value.
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
Concentration of Risk
A substantial portion of the Company's revenues and receivables are attributable to merchants. For the years ended December 31, 2023, 2022 and 2021, no individual merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other reseller partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the years ended December 31, 2023, 2022 and 2021, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's SMB Payments reportable segment that represented approximately 15%, 21% and 22%, respectively, of the Company's consolidated revenues.
As of December 31, 2023, the Company's settlement assets and customer /subscriber account balances of $745.6 million includes cash and cash equivalents of $710.8 million related to customer account balances which are maintained in FDIC insured accounts with certain FIs. See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations.
A majority of the Company's cash and restricted cash (including subscriber account balances) is held in certain FIs, substantially all of which is in excess of FDIC limits. On at least an annual basis, the Company reviews qualitative and quantitative factors including earnings (with emphasis on return on equity and net interest margin), capitalization (with emphasis on Tier 1 and Capital ratios), asset quality (emphasis on Net charge-offs ratios), and liquidity, evaluating the performance of these FIs with their peers. The Company may shift funds as a response to risks noted and to optimize returns and costs. The Company does not believe it is exposed to any significant credit risk from these transactions.

Recently Adopted Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This new guidance changes how entities account for credit impairment for trade and other receivables, as well as for certain financial assets and other instruments. ASU 2016-13 replaces the current "incurred loss" model with an "expected loss" model. Under the "incurred loss" model, a loss (or allowance) is recognized only when an event has occurred (such as a payment delinquency) that causes the entity to believe that a loss is probable (i.e., that it has been "incurred"). Under the "expected loss" model, a loss (or allowance) is recognized upon initial recognition of the asset that reflects all future events that leads to a loss being realized, regardless of whether it is probable that the future event will occur. The Company adopted ASU 2016-13 effective January 1, 2023 using the modified-retrospective approach. The implementation of ASU 2016-13 did not have a material impact on the Company's Audited Consolidated Financial Statements. Additionally, the Company modified its accounting policy to conform with the requirements of the adoption of this standard.
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. An entity that makes this election would not have to remeasure the contract at the modification date or reassess a previous accounting determination. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), Scope ASU 2021-01, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company adopted the optional expedients of Topic 848 on June 30, 2023 upon the amendments of its Credit Agreement (see Note 10. Debt Obligations) and the Certificate of Designation (see Note 11. Redeemable Senior Preferred Stock and Warrants), which transitioned the Company's reference rates from LIBOR to SOFR. The adoption of this standard did not have a material impact on the Company's Consolidated Financial Statements.
Recently Issued Accounting Standards Pending Adoption
Segment Reporting ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company will adopt this guidance for the year ended December 31, 2024. This guidance is expected to only impact the disclosures with no impact on the results of operations, financial position or cash flows.
Income Taxes ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The guidance includes improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating when it will adopt this guidance and the potential effects this guidance will have on its disclosures.

2.    Acquisitions
Plastiq Acquisition
On May 23, 2023,Plastiq, Powered by Priority, LLC (the "Acquiring Entity"), a subsidiary of PRTH, entered into a stalking horse equity and asset purchase agreement with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a buyer funded B2B payments platform offering bill pay and instant access to working capital to its customers and will complement the Company's existing supplier-funded B2B Payments business. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
The purchase was completed on July 31, 2023 for a total purchase consideration of approximately $37.0 million. The total purchase consideration included $28.5 million in cash and the remaining consideration is in the nature of deferred or contingent consideration and certain equity interest in the Acquiring Entity. The cash consideration for the purchase was funded by borrowings from the Company's revolving credit facility.
The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the acquired assets and assumed liabilities were recognized at their fair values as of July 31, 2023 , with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the acquired assets and assumed liabilities as of July 31, 2023 were estimated by management using the discounted cash flow method and other factors specific to certain assets and liabilities. The preliminary purchase price allocation is set forth in the table below and expected to be finalized as soon as practicable but no later than one year from the closing date.

(in thousands)
Consideration:
Cash	$28,500
Contingent consideration payments (1)	8,419
Common equity of the Acquiring Entity	330
Less: cash and restricted cash acquired(3)	(278)
Total purchase consideration, net of cash and restricted cash acquired	$36,971

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable(3)	$831
Prepaid expenses(3)	469
Settlement assets	8,277
Equipment, net	47
Goodwill(3)	7,252
Intangible assets(2)	30,460
Accounts payable and accrued expenses(3)	(1,872)
Customer deposits	(214)
Settlement obligations	(8,279)
Total purchase consideration	$36,971
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
(3)During the fourth quarter 2023, the Company recorded measurement period adjustments due to additional information received related to cash acquired, accounts receivable, prepaid expenses, goodwill and accounts payable. This measurement period adjustment resulted in decreases in cash and restricted cash acquired of $40.0 thousand, and accounts receivable of $50.0 thousand offset by increases in prepaid expenses of $46.0 thousand, and goodwill of $0.3 million, and accounts payable of $0.2 million.

The contingent consideration will not exceed the contractual undiscounted future value of $23.1 million and will be remeasured quarterly based on actual operating results. As of December 31, 2023, total consideration was $9.7 million, $2.2 million included in accounts payable and accrued expenses and $7.5 million included in noncurrent liabilities on the Consolidated Balance Sheets. Total interest accreted for the year was $1.3 million. The Company will make quarterly payments equal to 75% of the cash available for the contingent consideration as required by the contract. The payment made for the year ended December 31, 2023, was immaterial.
This business is reported within the Company's B2B Payments reportable segment. The Company's Consolidated Financial Statements for year ended December 31, 2023 include the operating results of Plastiq from August 1, 2023 through December 31, 2023 as noted in the table below:

Year Ended December 31, 2023
(in thousands)
Revenues	$27,436
Operating loss(1)	$(1,997)
(1)Excluding acquisition related costs of $1.3 million
The bankruptcy of Plastiq, Inc. before acquisition by the Company resulted in significant changes to the cost structure of the acquired business. As a result, pre-acquisition financial information is not relevant and therefore impractical to include.
For the twelve months ended December 31, 2023, the Company incurred $1.7 million in acquisition related costs, which primarily consisted of consulting, legal and accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss. Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.
Acquisitions occurring in prior years
Ovvi Acquisition
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

(in thousands)
Consideration:
Cash(1)	$5,026
Fair value of class B shares issued in Ovvi (NCI)(3)	5,026
Total enterprise value of business acquired(3)	659
$5,685
Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable(4)	$43
Inventory(4)	98
Property, equipment and software, net	20
Goodwill(3)(4)	3,504
Intangible assets(2)	2,021
Other non-current asset	152
Other non-current liability	(153)
Total enterprise value of business acquired(3)	$5,685
(1)Includes $50.0 thousand withheld for inventory acquired which was subsequently released in March 2023.
(2)The intangible assets consist of $1.3 million for technology, $0.4 million for customer relationships and $0.3 million for trade names.
(3)During the first quarter of 2023, the Company recorded measurement period adjustments due to additional information received related to the valuation of the Class B shares. This measurement period adjustment resulted in a decrease of $0.6 million in goodwill and NCI.
(4)During the third quarter of 2023, the Company recorded measurement period adjustments due to additional information received related to accounts receivable and inventory. This measurement period adjustment resulted in a decrease of $0.1 million in accounts receivable and inventory, offset by an increase in goodwill of $0.1 million.
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
The acquisition was accounted for as a business combination using the acquisition method of accounting, under which the assets acquired and liabilities assumed were recognized at their fair values as of the September 17, 2021, with the excess of the fair value of consideration transferred over the fair value of the net assets acquired recognized as goodwill. The fair values of the assets acquired and liabilities assumed as of the September 17, 2021 were estimated by management based on the valuation of the Finxera business using the discounted cash flow method and other factors specific to certain assets and liabilities. The final purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash	$379,220
Equity instruments(1)	34,388
Less: cash and restricted cash acquired	(6,598)
Total purchase consideration, net of cash and restricted cash acquired	$407,010

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$385
Prepaid expenses and other current assets	5,297
Current portion of notes receivable	784
Settlement assets and customer/subscriber account balances	498,811
Property, equipment and software, net	712
Goodwill	244,712
Intangible assets, net(2)	211,400
Other noncurrent assets	955
Accounts payable and accrued expenses	(7,837)
Settlement and customer/subscriber account obligations	(498,811)
Deferred income taxes, net	(44,018)
Other noncurrent liabilities	(5,380)
Total purchase consideration	$407,010
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
Goodwill of $244.7 million arising from the acquisition primarily consists of the expected synergies and other benefits from combining operations. Goodwill attributable to the acquisition of $8.7 million was deductible for income tax purposes. The goodwill was allocated 100% to the Company's Enterprise Payments reportable segment.
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
C&H Financial Services, Inc.
On June 25, 2021, a subsidiary of the Company acquired certain assets and assumed certain related liabilities under an asset purchase agreement. The acquisition was accounted for as a business combination using the acquisition method of accounting. Prior to this acquisition, the business was an ISO partner of the Company where it developed expertise in software-integrated payment services, as well as marketing programs for specific verticals such as automotive and youth sports. This business is reported within the Company's SMB Payments reportable segment. The initial purchase price for the net assets was $35.0 million in cash and a total purchase price of not more than $60.0 million including post-closing payments and earn-out payments based on certain gross profit and revenue achievements over a three-year period from the date of acquisition. The acquisition date fair value of the contingent consideration was $4.7 million, which increased the total purchase price to $39.7 million. The seller's note payable to the Company of $0.5 million at the time of purchase was netted against the initial purchase price, resulting in cash of $34.5 million being paid by the Company to the seller, which was funded from a $30.0 million draw down from a revolving credit facility and $4.5 million cash on hand. Transaction costs were not material and were expensed. The purchase price allocation is set forth in the table below.

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

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenue Type:
Merchant card fees	$595,205	$553,037	$468,764
Money transmission services	98,137	71,536	19,415
Outsourced services and other services	49,600	29,627	21,033
Equipment	12,670	9,441	5,689
Total revenues(1)(2)	$755,612	$663,641	$514,901
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $33.4 million, $7.5 million and $0.7 million, of interest income for the years ended December 31, 2023, 2022 and 2021, respectively, is included in outsourced services and other services revenue in the table above.

The following table presents a disaggregation of our consolidated revenues by segment:

	Year Ended December 31, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$563,878	$—	$6,322	$12,670	$582,870
B2B	31,114	—	9,612	—	40,726
Enterprise	213	98,137	33,666	—	132,016
Total revenues	$595,205	$98,137	$49,600	$12,670	$755,612

	Year Ended December 31, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$549,646	$—	$3,150	$9,441	$562,237
B2B	3,391	—	15,499	—	18,890
Enterprise	—	71,536	10,978	—	82,514
Total revenues	$553,037	$71,536	$29,627	$9,441	$663,641

	Year Ended December 31, 2021
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$466,819	$—	$3,122	$5,689	$475,630
B2B	1,945	—	15,193	—	17,138
Enterprise	—	19,415	2,718	—	22,133
Total revenues	$468,764	$19,415	$21,033	$5,689	$514,901
Deferred revenues were not material for the years ended December 31, 2023, 2022 and 2021.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.6 million, $0.2 million and $1.3 million as of December 31, 2023, 2022, and 2021, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were $0.5 million for the year ended December 31, 2023. For the years ended December 31, 2022 or 2021, the impairment losses on receivables or contract assets arising from the Company's contracts with customers were not material.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Member banks held merchant funds of $98.0 million and $110.3 million at December 31, 2023 and 2022, respectively.
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
Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the years ended December 31, 2023, 2022 and 2021 were $6.2 million, $4.4 million and $2.8 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either Company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company. As such, the associated obligations related to these funds are not liabilities of the Company; therefore, neither is recognized in the Company's Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $69.0 million and $52.9 million at December 31, 2023 and 2022, respectively. Company-owned bank accounts held $1.2 million and $4.1 million at December 31, 2023 and 2022, respectively, which are included in restricted cash and settlement obligations in the Company's Consolidated Balance Sheets.
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
Enterprise Payments Segment
In the Company's Enterprise Payments segment, revenue is derived primarily from enrollment fees, monthly subscription fees, transaction-based fees and money transmission services fees. As part of its licensed money transmission services, the Company accepts deposits from customers and subscribers which are held in bank accounts maintained by the Company on behalf of customers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances is cash and cash equivalents but they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer/subscriber account balances and the related obligations as settlement and customer/subscriber account obligations in the Company's Consolidated Balance Sheets.
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $19.6 million and $6.1 million and at December 31, 2023 and 2022, respectively.

The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$2,705	$444
Card settlements due from networks	8,185	—
Customer/Subscriber Account Balances:
Cash and cash equivalents	745,585	531,574
Total settlement assets and customer/subscriber account balances	$756,475	$532,018

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$710,775	$516,086
Subscriber account obligations	33,921	15,488
Total customer/subscriber account obligations	744,696	531,574
Due to customer payees(2)	11,058	1,766
Total settlement and customer/subscriber account obligations	$755,754	$533,340
(1)Allowance for estimated losses was $6.6 million and $5.0 million as of December 31, 2023 and 2022, respectively
(2)Card settlements due from networks includes $8.2 million as of December 31, 2023 of related assets and remainder are included in restricted cash on our Consolidated Balance Sheets. There were no card settlements due from networks in 2022.

5.     Notes Receivable
The Company has notes receivable of $5.2 million and $4.7 million as of December 31, 2023 and 2022, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Consolidated Balance Sheets. The notes bear a weighted-average interest rate of 18.6% and 15.4% as of December 31, 2023 and 2022, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company.
As of December 31, 2023, the principal payments for the Company's notes receivables are due as follows:

(in thousands)
Year Ending December 31,
2024	$1,468
2025	1,365
2026	909
2027	1,031
2028	423
Thereafter	—
Total	$5,196
As of December 31, 2023 and 2022, the Company had no allowance for doubtful notes receivable.

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Computer software	$78,492	$64,197
Equipment	10,377	13,302
Leasehold improvements	1,535	6,990
Furniture and fixtures	1,442	2,909
Property, equipment and software	91,846	87,398
Less: Accumulated depreciation	(56,442)	(58,409)
Capital work in-progress	9,276	5,698
Property, equipment and software, net	$44,680	$34,687

	Years Ended December 31,
(in thousands)	2023	2022	2021
Depreciation expense	$11,494	$9,511	$8,460
Computer software consists of purchased software, internally developed back office systems including those used to assist in the reporting of merchant processing transactions and other related information.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the year ended December 31, 2023, certain fully depreciated assets were removed from service.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company records goodwill upon acquisition of a business when the purchase price is greater than the fair value assigned to the underlying separately identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill relates to the following reporting units:

(in thousands)	December 31, 2023	December 31, 2022
SMB Payments	$124,139	$124,625
Enterprise Payments	244,712	244,712
Plastiq (B2B Payments)	7,252	—
Total	$376,103	$369,337
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at January 1, 2022	365,740
Final purchase price adjustment for Finxera	(392)
Ovvi acquisition	3,989
Balance at December 31, 2022	369,337
Purchase price adjustment for Ovvi	(486)
Plastiq acquisition and purchase price adjustments	7,252
Balance at December 31, 2023	$376,103
For business combinations consummated during the year ended December 31, 2023, goodwill was fully deductible for income tax purposes.
The Company performed its most recent annual goodwill impairment analysis as of October 1, 2023, as noted below:
•For the purpose of the goodwill impairment analysis, the Company determined the reporting units were Enterprise Payments, SMB Payments, and Plastiq, a component of the B2B Payments operating segment, as allowed by ASC 350.
•The Company's SMB Payments operating segment experienced a decrease in bankcard volume and revenue during 2023 due to the diversification of an ISV. Additionally, this operating segment also experienced compressed margins due to expenses associated with costs of sales increasing at a larger rate than revenue. Considering the most recent fair value valuation was performed in 2019, the Company elected the option to unconditionally bypass the qualitative impairment analysis and proceed with performing the quantitative analysis for the SMB Payments reporting unit as allowed by ASC 350. For the purpose of the quantitative analysis, the guideline public company method and the discounted cash flow method (equally weighted) were determined to be the appropriate methodology. The impairment analysis concluded the fair value of the reporting unit was greater than its carrying amount and therefore, no impairment was recognized.
•The Company's Enterprise Payments operating segment had an increase in volumes, revenue and margins for 2023. The remaining goodwill related to the acquisition of Plastiq (see Note 2. Acquisitions). Given the performance of the Enterprise Payments operating segment and the relatively short time passed since the Plastiq acquisition, the Company elected to perform the qualitative impairment analysis for these reporting units. Under the qualitative impairment analysis, the Company identified drivers which may affect the reporting units' fair value, determined which events and circumstances impacted those drivers and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amount.

There were no impairment losses for the years ended December 31, 2023, 2022 or 2021.
As of December 31, 2023, the Company is not aware of any triggering events that have occurred since October 1, 2023.
Other Intangible Assets
At December 31, 2023 and 2022, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	December 31, 2023			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(36,506)	$145,833	14.7
Residual buyouts	135,164	(92,699)	42,465	6.3
Customer relationships	109,017	(92,781)	16,236	8.4
Merchant portfolios	83,350	(56,139)	27,211	6.5
Technology	57,639	(22,712)	34,927	9.0
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	7,104	(2,526)	4,578	11.7
Money transmission licenses(1)	2,100	—	2,100
Total gross carrying value	$580,103	$(306,753)	$273,350	9.7
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2022			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO relationships	$175,300	$(24,021)	$151,279	14.8
Residual buyouts	132,325	(76,316)	56,009	6.6
Customer relationships	96,000	(83,298)	12,702	8.2
Merchant portfolios	76,423	(43,170)	33,253	6.7
Technology	50,963	(18,566)	32,397	8.4
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	3,183	(2,129)	1,054	11.6
Money transmission licenses(1)	2,100	—	2,100
Total gross carrying value	$539,684	$(250,890)	$288,794	9.7
(1)These assets have an indefinite useful life.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Amortization expense	$56,901	$61,170	$41,237

The estimated amortization expense of intangible assets as of December 31, 2023, for the next five years and thereafter is:

(in thousands)	Estimated Amortization Expense
Year Ending December 31,
2024	$40,559
2025	34,480
2026	33,691
2027	31,427
2028	23,426
Thereafter	107,667
Total(1)	$271,250
(1)Total will not agree to the intangible asset net book value due to intangible assets with indefinite useful life.
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant events or circumstances.
The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired.
The Company also considered the market conditions and other factors and concluded that there were no additional impairment indicators present at December 31, 2023.
8.    Leases
The Company's leases consist primarily of real estate leases for office space, which are classified as operating leases. Lease expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease. The Company did not have any finance leases at December 31, 2023 and 2022.
The ROU Assets and lease liabilities consisted of the following:

(in thousands, except weighted-average data)	Financial Statement Classification	December 31, 2023	December 31, 2022
Operating Lease ROU Assets:
Operating lease ROU Assets	Other noncurrent assets	$5,427	$4,593
Operating Lease Obligations:
Operating lease obligations - current	Accounts payable and accrued expenses	$1,582	$1,336
Operating lease obligations - noncurrent	Other noncurrent liabilities	4,592	4,110
Total operating lease obligations		$6,174	$5,446

Weighted-average remaining lease term in years		3.8	4.4
Weighted-average discount rate		5.9%	6.9%

The Components of lease expense were as follows:

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2023	2022	2021
Operating lease expense (1)	Selling, general and administrative	$1,760	$1,984	$1,841
(1)Excludes short-term lease expense and sublease income, which was immaterial for the years ended December 31, 2023 and 2022.

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2023	2022	2021
Operating cash flows from operating leases	Operating activities	$1,862	$2,131	$1,803
Lease Commitments
Future minimum lease payments for the Company's real estate operating leases at December 31, 2023 were as follows:

(in thousands)
Year Ending December 31,	Amount Due
2024	$1,873
2025	1,731
2026	1,701
2027	1,254
2028	265
Thereafter	65
Total future minimum lease payments	6,889
Amount representing interest	(715)
Total future minimum lease payments, net of interest	$6,174

9.    Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued expenses	$12,621	$17,742
Accrued card network fees	14,320	14,243
Accrued compensation	8,748	7,287
Contingent consideration, current portion	5,951	6,079
Accounts payable	11,003	6,513
Total accounts payable and accrued expenses	$52,643	$51,864

10.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Credit Agreement:
Term facility - matures April 27, 2027, interest rate of 11.21% and 9.82% at December 31, 2023 and 2022, respectively	$654,373	$610,700
Revolving credit facility - $65.0 million ($40.0 million for 2022) line, matures April 27, 2026, interest rate of 10.20% and 8.82% at December 31, 2023 and 2022, respectively	—	12,500
Total debt obligations	654,373	623,200
Less: current portion of long-term debt	(6,712)	(6,200)
Less: unamortized debt discounts and deferred financing costs	(15,696)	(18,074)
Long-term debt, net	$631,965	$598,926
Contractual Maturities
Based on terms and conditions existing at December 31, 2023, future minimum principal payments for long-term debt are as follows:

(in thousands)		Revolving Credit Facility
December 31,	Term Facility		Total Principal Due
2024	$6,712	$—	$6,712
2025	6,712	—	6,712
2026	6,712	—	6,712
2027	634,237	—	634,237
Total	$654,373	$—	$654,373
Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the Credit Agreement.
Credit Agreement
On April 27, 2021, the Company entered into a Credit Agreement with Truist which provides for: 1) a $300.0 million Initial Term Loan; 2) a $290.0 million Delayed Draw Term Loan (together, the "Term Facility"); and 3) a $40.0 million senior secured revolving credit facility. The First Amendment to the Credit Agreement on May 20, 2021, clarified and provided further detail on the Credit Agreement's terms. The Second Amendment to the Credit Agreement on September 17, 2021, increased the amount of the Delayed Draw Term Loan facility by $30.0 million to $320.0 million. The additional Delayed Draw Term Loan is part of the same class of term loans made pursuant to the original commitments under the Credit Agreement.
Third Amendment to the April 2021 Credit Agreement
On June 30, 2023, the Credit Agreement of the Company was amended to incorporate the following:
•Reference rate: The reference rate for the calculation of interest on the Company’s term loan and revolving credit facility was amended from LIBOR to SOFR effective June 30, 2023. Per the amended terms, the outstanding borrowings under the Credit Agreement interest will accrue using the SOFR rate plus a term SOFR adjustment plus an applicable margin per year, subject to a SOFR floor of 1.00% per year. The applicable interest rate as of December 31, 2023, for the revolving credit facility based on one-month SOFR was 10.20% and for the term facility based on one-month SOFR was 11.21%.

•Increase in the revolving credit facility: The amendments also resulted in an increase in the Company’s revolving credit facility from $40.0 million to $65.0 million.
Fourth Amendment to the April 2021 Credit Agreement
On October 2, 2023, the Company modified its existing Term Facility Credit agreement with Truist. The agreement increased the principal balance by $50.0 million and increased the quarterly principal amortization payment from $1.6 million to $1.7 million. There were no other significant modifications to the Credit Agreement.
Outstanding borrowings under the Credit Agreement accrue interest using either a base rate or a SOFR rate plus an applicable margin per year, subject to a SOFR rate floor of 1.00% per year. Accrued interest is payable on each interest payment date (as defined in the Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for SOFR and the rate used for base-rate borrowings.
Prepayments of outstanding principal may be made in permitted increments subject to a 1.00% penalty for certain prepayments made in connection with repricing transactions.
Proceeds from the Initial Term Loan were used to partially fund the refinancing of the Company's existing credit facilities as of April 27, 2021. Proceeds from the Delayed Draw Term Loan were used to fund the Company's acquisition of Finxera. Proceeds from the Fourth Amendment were used to repay the balance of the revolving credit facility (used to acquire Plastiq business) and added additional cash for general corporate purposes.
Interest Expense and Amortization of Deferred Loan Costs and Discounts
Deferred financing costs and debt discounts are amortized using the effective interest method over the remaining term of the respective debt and are recorded as a component of interest expense. Unamortized deferred financing costs and debt discount are included in long-term debt on the Company's Consolidated Balance Sheets.

	Twelve Months Ended December 31,
(in thousands)	2023	2022	2021
Interest expense(1)	$76,108	$53,554	$36,485
(1)Included in this amount is $1.7 million and $0.9 million of interest expense related to the accretion of contingent considerations from acquisitions for December 31, 2023 and 2022.
Interest expense included amortization of deferred financing costs and debt discounts of $3.8 million, $3.5 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As a result of the Third Amendment in June 2023, the Company incurred $0.8 million of deferred loan costs. The Fourth Amendment in October 2023 was issued at a discount of $0.3 million. These costs, along with other capitalized modification costs of $0.4 million, will be amortized over the remaining period of the existing Term Loan as a reduction of the carrying amount of the debt obligation. Debt issuance costs of $0.1 million for the Fourth Amendment were expensed as incurred.

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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of December 31, 2023, the Company was in compliance with the covenants in the Credit Agreement.

11.    Redeemable Senior Preferred Stock and Warrants
On April 27, 2021, the Company entered into an agreement pursuant to which it issued 150,000 shares of redeemable senior preferred stock, par value $0.001 per share, and a detachable warrant to purchase 1,803,841 shares of the Company's Common Stock, for gross proceeds of $150.0 million, less a $5.0 million discount and $5.5 million of issuance costs.
The agreement also provided the Company the option to issue an additional 50,000 shares of redeemable senior preferred stock upon the closing of the Finxera acquisition for $50.0 million, less a $0.6 million discount and within 18 months after the issuance of those additional shares, subject to the satisfaction of certain customary closing conditions. The Company was also provided with the option to issue an additional delayed 50,000 shares at a purchase price of $50.0 million, less a $0.6 million discount, subject to the satisfaction of certain customary closing conditions.
Of the total net proceeds of $139.5 million, $131.4 million was allocated to the redeemable senior preferred stock, $11.4 million was allocated to additional paid-in capital for the warrants and $3.3 million was allocated to noncurrent assets for the committed financing put right.
On September 17, 2021, the Company issued an additional 75,000 shares of redeemable senior preferred stock for $75.0 million, less a $0.9 million discount, $0.7 million of ticking fees and $1.9 million of issuance costs. Upon issuance of these additional shares, the $3.3 million that was previously allocated to noncurrent assets for the committed financing put right was reclassified to the redeemable senior preferred stock.
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

The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	December 31, 2023	December 31, 2022
Redeemable senior preferred stock	$225,000	$225,000
Accumulated unpaid dividend	43,498	25,498
Dividend payable	7,027	5,341
Redemption value	275,525	255,839
Less: unamortized discounts and issuance costs	(16,920)	(20,260)
Redeemable senior preferred stock, net of discounts and issuance costs	$258,605	$235,579
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
January 1, 2022	225	$210,158
Unpaid dividend on redeemable senior preferred stock	—	16,794
Accretion of discounts and issuance cost	—	3,286
Cash portion of dividend and ticking fee outstanding at the end of the year	—	5,341
December 31, 2022	225	$235,579
Unpaid dividend on redeemable senior preferred stock	—	18,000
Accretion of discounts and issuance cost	—	3,340
Cash portion of dividend outstanding at December 31, 2023	—	7,027
Payment of cash portion of dividend and ticking fee outstanding at December 31, 2022	—	(5,341)
December 31, 2023	225	$258,605
On June 30, 2023, the Company amended the Certificate of Designation of its redeemable senior preferred stock to transition the reference rate used for the calculation of dividends from LIBOR to SOFR. Under the Amended Certificate of Designation, the dividend rate (capped at 22.50%) will be equal to the three-month term SOFR (minimum of 1.00%), plus the three-month term SOFR spread adjustment of 0.26% plus the applicable margin of 12.00%. All other terms in the agreement were unchanged. For the three months ended December 31, 2023, SOFR is the reference rate for calculation of the dividend. The dividend rate is subject to future increases if the Company doesn't comply with the minimum cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs. The dividend rate as of December 31, 2023, and 2022 was 17.7% and 15.7% respectively.
The following table provides a summary of the dividends for the period presented:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Dividends paid in cash(1)	$26,404	$16,800
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	18,000	16,794
Dividends declared	$44,404	$33,594
(1)Included in this amount is $7.0 million and $5.3 million of dividends outstanding as of December 31, 2023 and 2022 respectively.

The following table presents cumulative dividends in arrears in aggregate and per-share:

(in thousands, except per share amounts)	Year Ended December 31, 2023	Year Ended December 31, 2022
Cumulative preferred dividends in arrears	$43,498	$25,497
Redeemable senior preferred stock, outstanding	225	225
Cumulative preferred dividends in arrears, per share	$193.3	$113.3
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
The Company used the proceeds from the April 2021 sale of the redeemable senior preferred stock to partially fund the refinancing to partially fund the Wholesale Payments, Inc. and C&H Financial Services, Inc. acquisitions in the second quarter of 2021 (see Note 2. Acquisitions) and to pay certain fees and expenses relating to the Refinancing and the offering of the redeemable senior preferred stock and warrants. The Company used the proceeds from the September 2021 sale of additional shares of redeemable senior preferred stock to fund the Finxera acquisition (see Note 2. Acquisitions).
Warrants
On April 27, 2021 the Company issued warrants to purchase up to 1,803,841 shares of the Company's Common Stock, par value $0.001 per share, at an exercise price of $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the warrants. These warrants were exercisable upon issuance. In connection with the issuance of the warrants, the Company entered into an agreement pursuant to which it agreed to provide certain registration rights with respect to the common shares issuable upon exercise of the warrants. Under this agreement the holders of the related shares of Common Stock were granted piggyback rights to be included in certain underwritten offerings of Common Stock and the right to demand a shelf registration of the shares of Common Stock issued upon exercise of the warrants. As of December 31, 2023, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Consolidated Balance Sheet.

12.    Income Taxes
Components of consolidated income tax (benefit) expense were as follows:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
U.S. current income tax expense (benefit)
Federal	$10,624	$10,411	$(2,321)
State and local	3,187	2,546	(379)
Foreign	738	349	1
Total current income tax expense (benefit)	$14,549	$13,306	$(2,699)
U.S. deferred income tax expense (benefit)
Federal	$(5,149)	$(5,001)	$(1,343)
State and local	(712)	(2,970)	(1,213)
Foreign	(225)	15	(3)
Total deferred income tax (benefit) expense	$(6,086)	$(7,956)	$(2,559)
Total income tax expense (benefit)	$8,463	$5,350	$(5,258)
The Company's consolidated effective income tax rate was 118.3% for the year ended December 31, 2023, compared to a consolidated effective income tax rate of 167.2% for the year ended December 31, 2022. For the year ended December 31, 2021, the Company's consolidated effective income tax benefit rate was 135.9%. The effective rate for 2023 differed from the statutory rate of 21% primarily due to: 1) an increase in the valuation allowance against certain business interest carryover deferred tax assets. The effective rate for December 31, 2022 differed from the statutory federal rate of 21% primarily due to: 1) an increase in the valuation allowance against certain business interest carryover deferred tax assets; 2) non-deductible transaction costs incurred in the acquisition of Finxera; 3) the finalization of prior estimates on the sale of the assets of PRET's real estate services business impacting amounts attributable to noncontrolling partners; and 4) an increase in the tax basis of certain intangible assets resulting from a change in a subsidiary's entity status. The effective rate for December 31, 2021, differed from the statutory federal rate of 21% primarily due to earnings attributable to noncontrolling interests and valuation allowance changes against certain business interest carryover deferred tax assets.
The following table provides a reconciliation of the consolidated income tax (benefit) expense at the statutory U.S. federal tax rate to actual consolidated income tax (benefit) expense:

(in thousands)	For the Years Ended December 31,
	2023	2022	2021
U.S. federal statutory expense (benefit)	$1,502	$672	$(813)
Non-controlling interests	—	—	(3,024)
State and local income taxes, net	1,588	421	(372)
Foreign rate differential	114	142	—
Excess tax benefits pursuant to ASU 2016-09	235	4	(339)
Valuation allowance changes	3,958	4,957	1,120
Nondeductible items	768	576	703
Transaction Costs	—	—	2,338
Intangible assets	—	(1,226)	(4,110)
Tax credits	—	(100)	(223)
Other, net	298	(96)	(538)
Income tax expense (benefit)	$8,463	$5,350	$(5,258)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of consolidated deferred income taxes were as follows:

	As of December 31,
(in thousands)	2023	2022
Deferred Tax Assets:
Accruals and reserves	$1,392	$1,510
Investments in partnership	689	—
Intangible assets	25,682	15,600
Net operating loss carryforwards	934	749
Interest limitation carryforwards	18,917	15,142
Other	3,982	4,107
Gross deferred tax assets	51,596	37,108
Valuation allowance	(19,421)	(15,462)
Total deferred tax assets	32,175	21,646
Deferred Tax Liabilities:
Prepaid assets	(1,124)	(1,101)
Investments in partnership	—	(41)
Property and equipment	(8,518)	(4,057)
Total deferred tax liabilities	(9,642)	(5,199)
Net deferred tax assets	$22,533	$16,447
In accordance with the provisions of ASC 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2023 and 2022, the Company had a consolidated valuation allowance of approximately $19.4 million and $15.5 million, respectively, against certain deferred income tax assets related to business interest deduction carryovers and business combination costs that the Company believes are not more likely than not to be realized.
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

(in thousands)
Balance as of January 1, 2023	$302
Additions based on tax positions related to the current year	—
Additions based on positions of prior years	—
Reductions for tax positions of prior years	—
Reductions related to lapse of the applicable statutes of limitations	(148)
Settlements	—
Balance as of December 31, 2023	$154
As of December 31, 2023 and 2022, the balance of unrecognized tax benefits that, if recognized, affect our effective tax rate was $0.0 million and $0.1 million, respectively. The Company continually evaluates the uncertain tax benefit associated with its uncertain tax positions. It is reasonably possible that the liability for uncertain tax benefits could decrease during the next 12 months by up to $0.1 million due to the expiration of statutes of limitations.

The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for December 31, 2020 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for December 31, 2019 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.
At December 31, 2023 and December 31, 2022, the Company had state NOL carryforwards of approximately $17.9 million and $13.4 million, respectively, with expirations dates ranging from 2023 to 2043.
The Company has historically been impacted by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of ATI, as defined. In March 2020, the CARES Act was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020. As of December 31, 2023, the Company had interest deduction limitation carryforwards of $78.1 million.

13.    Stockholders' Deficit
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
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2023, the Company has not issued any shares of preferred stock.
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
Share re-purchase activity under these programs was as follows:

	Years Ended December 31,
in thousands, except share data, which is in whole units	2023	2022
Number of shares purchased(1)	—	1,309,374
Average price paid per share	$—	$4.42
Total Investment(1)	$—	$5,791
(1)These amounts may differ from the repurchases of Common Stock amounts in the Consolidated Statements of Cash Flows due to shares withheld for taxes and unsettled share repurchases at the end of the year.
Warrants and Purchase Options
As of December 31, 2022 and December 31, 2021, 3,556,470 warrants from the original business combination in July 2018, were outstanding. These warrants allowed the holders to purchase shares of the Company's Common Stock at an exercise price of $11.50 per share. These warrants expired on August 24, 2023 and no warrants were exercised.

Prior to July 25, 2018, a purchase option was sold to an underwriter for consideration of $100. The purchase option, which survived the business combination, allowed the holders to purchase up to a total of 300,000 units (each consisting of a share of Common Stock and a public warrant) exercisable at $12.00 per unit. The purchase option expired on August 24, 2023.

14.    Stock-based Compensation
2018 Equity Incentive Plan
The 2018 Plan was approved by the Company's Board of Directors and shareholders in July 2018. The 2018 Plan provided for the issuance of up to 6,685,696 of the Company's Common Stock, and these shares were registered on a Form S-8 during 2018. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, SARs, restricted stock awards, RSUs, other stock-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's Board of Directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's Common Stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan. On March 17, 2022, the Company's Board of Directors unanimously approved an amendment to the 2018 Plan which was subsequently approved by our shareholders, to increase the number of shares authorized for issuance under the plan by 2,500,000 shares, resulting in 9,185,696 shares of the Company's Common Stock authorized for issuance under the plan. These additional shares were registered on Form S-8 in December 2022.
Stock-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
2018 Equity Incentive Plan
Restricted stock units compensation expense	$6,423	$6,182	$2,561
Stock options compensation expense	7	7	327
Liability-classified compensation expense	—	—	325
Total stock-based compensation under the 2018 Equity Incentive Plan	6,430	6,189	3,213
ESPP compensation expense	50	39	—
Incentive units compensation expense	288	—	—
Total	$6,768	$6,228	$3,213
For the year ended December 31, 2023, the Company recognized an income tax expense of approximately $0.1 million for stock-based compensation expense. For the years ended December 31, 2022 and 2021, the Company recognized and income tax benefit of approximately $0.7 million and $0.4 million, respectively, for stock-based compensation expense. No stock-based compensation has been capitalized.

A summary of the activity in stock units for the 2018 Plan is as follows:

Common Stock available for issuance at January 1, 2021	3,862,134
Stock options forfeited	50,589
Stock options expired	53,870
RSUs granted	(711,987)
RSUs forfeited	1,957
Shares withheld for taxes(1)	106,477
Common Stock available for issuance at December 31, 2021	3,363,040
New shares authorized for issuance	2,500,000
Stock options forfeited	221,733
RSUs granted	(3,223,949)
RSUs forfeited	353,196
Shares withheld for taxes(1)	291,266
Common Stock available for issuance at December 31, 2022	3,505,286
Stock options forfeited	129,380
RSUs granted	(641,578)
RSUs forfeited	263,600
Shares withheld for taxes(1)	291,110
Common Stock available for issuance at December 31, 2023	3,547,798
(1)The number of shares surrendered to satisfy withholding taxes owed are subsequently added back to the shares available for grant under the 2018 Plan.
Details about the time-based equity-classified stock options granted under the plan are as follows:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	1,005,892	$6.88	5.7 years	$42
Forfeited(1)	(129,380)	6.95
Outstanding, December 31, 2023	876,512	6.87	4.9 years	$16

Exercisable at December 31, 2023	872,762	$6.89	5.0 years	$12
(1)Forfeited includes awards for which the participant has been terminated but has 90 days from the date of termination to exercise the award based on the agreement.
There were no options granted in 2023, 2022, or 2021. The intrinsic value of options exercised in 2021 was $0.2 million and there were no options exercised in 2023 or 2022. As of December 31, 2023, there was $4.2 thousand of unrecognized compensation costs related to stock options, which is expected to be recognized over a remaining weighted-average period of 0.6 years.

Equity-classified Restricted Stock Units
Below is a summary of the Company's equity-classified RSUs for the periods presented:

	Underlying Common Shares	Weighted-average Grant Date Fair Value
Service-based vesting:
Unvested at January 1, 2021	596,401	$3.18
Granted(1)	647,512	$6.63
Forfeited	(1,957)	$7.92
Vested	(362,706)	$3.65
Unvested at December 31, 2021	879,250	$5.51
Granted(1)	2,878,948	$6.14
Forfeited	(353,196)	$6.04
Vested	(822,602)	$5.44
Unvested at December 31, 2022	2,582,400	$5.70
Granted(1)	641,578	$3.81
Forfeited	(226,100)	$5.44
Vested	(1,028,782)	$5.60
Unvested at December 31, 2023	1,969,096	$5.68

Performance-based vesting:
Unvested at January 1, 2021	139,598	$2.56
Granted(2)	64,475	$6.90
Vested	(104,620)	$7.24
Unvested at December 31, 2021	99,453	$4.46
Granted(2)	64,366	$5.00
Vested	(64,366)	$6.90
Unvested at December 31, 2022	99,453	$3.24
Granted	345,000	$5.31
Forfeited	(37,500)	$5.31
Vested	(116,958)	$5.12
Unvested at December 31, 2023	289,995	$5.31
(1)Includes 143,605 shares with an estimated fair value of $0.5 million, 228,347 shares with an estimated fair value of $1.1 million and 55,689 shares with an estimated fair value of $0.5 million issued to non-employees in December 31, 2023, 2022 and 2021, respectively.
(2)Includes only the portions of grants for which the performance goals have been determined and communicated to the grant recipient. Any grants for which the required performance goals have not been determined and communicated to the grant recipient are not considered to have been granted for accounting purposes.

As of December 31, 2023, there was $9.6 million and $1.2 million of unrecognized compensation costs for equity-classified service-based RSUs and performance-based RSUs, respectively, which are expected to be recognized over a remaining weighted-average period of 2.0 years and 2.0 years, respectively. The total fair value of RSUs and PSUs that vested in 2023, 2022, and 2021 was $1.3 million, $0.9 million and $3.2 million, respectively.

Employee Stock Purchase Plan
On April 16, 2021, the 2021 Stock Purchase Plan was authorized by the Company's Board of Directors. The maximum number of shares available for purchase under the 2021 Stock Purchase Plan is 200,000 shares. The shares issued under the 2021 Stock Purchase Plan may be authorized but unissued or reacquired shares of Common Stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
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

15.    Employee Benefit Plans
The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. The Company's contributions to the plan were $2.0 million, $1.7 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company offers a comprehensive medical benefit plan to eligible employees. All obligations under the plan are fully insured through third-party insurance companies. Employees participating in the medical plan pay a portion of the costs for the insurance benefits.

16.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at December 31, 2023, the Company is committed to pay minimum processing fees under these agreements of approximately $21.6 million in 2024 and $21.6 million in 2025.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three-year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $1.5 million for the year ended December 31, 2023, and is committed to purchase vendor services worth $2.3 million in 2024.
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $26.0 million and $22.0 million as of December 31, 2023 and 2022, respectively. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of December 31, 2023 and 2022, the Company contributed $11.8 million and $6.9 million, respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.

Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities
January 1, 2022	$10,686
Accretion of contingent consideration	864
Fair value adjustments due to changes in estimates of future payments	1,195
Payment of contingent consideration	(4,666)
December 31, 2022	$8,079
Addition of contingent consideration (related to asset acquisition)	263
Addition of contingent consideration due to resolution of contingency	7,000
Addition of contingent consideration (related to business combination)	8,419
Accretion of contingent consideration	1,658
Fair value adjustments due to changes in estimates of future payments	(19)
Payment of contingent consideration	(9,909)
Adjustment for receivable due to residual shortfall	(2,053)
December 31, 2023	$13,438
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
The Company is involved in a case that was filed on October 11, 2023 and is currently pending in the United States District Court for the Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale is an agent of Priority, PPS and Wells Fargo and that it made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. As of March 12, 2024, the financial impact, if any, of the outcome of this legal proceeding is neither probable nor estimable.
Concentration of Risks
The Company's revenue is substantially derived from processing Visa and Mastercard bankcard transactions. Because the Company is not a member bank, to process these bankcard transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card association.

A majority of the Company's cash and restricted cash is held in certain FIs, substantially all of which is in excess of federal deposit insurance corporation limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

17.    Fair Value
Fair Value Measurements
The Company's contingent consideration derived from business combinations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgement. The Company uses valuation techniques including discounted cash flow analysis based on cash flow projections and Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. The current portion of contingent consideration is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in other noncurrent liabilities on the Company's Consolidated Balance Sheets.
Contingent consideration liabilities related to certain of the Company's acquisitions are uncertain due to the utilization of unobservable inputs and management's judgement in determining the likelihood of achieving the earn-out criteria or the years ended December 31, 2023 and 2022. These liabilities measured at fair value on a recurring basis consisted of the following:

		Years Ended December 31,
(in thousands)	Fair Value Hierarchy	2023	2022
Contingent consideration, current portion	Level 3	$5,951	$6,079
Contingent consideration, noncurrent portion	Level 3	7,487	2,000
Total contingent consideration		$13,438	$8,079
During the year ended December 31, 2023, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value was approximately $5.2 million and $4.7 million at December 31, 2023 and December 31, 2022, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 10. Debt Obligations) are reflected in the Company's Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term loan facility was estimated to be approximately $651.9 million and $606.1 million at December 31, 2023 and 2022, respectively, and was estimated using binding and non-binding quoted market prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

18.    Segment Information
The Company's three reportable segments included SMB Payments, B2B Payments and Enterprise Payments. The Company does not have dedicated assets assigned to any particular reportable segment and such information is not available and continues to be aggregated.
More information about our three reportable segments:
•SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels in addition.
•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank and Mastercard) in addition to working improving cash flow by providing instant access to working capital.
•Enterprise Payments: Provides embedded finance and treasury solutions to enterprise customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.
Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Years Ended December 31,
	2023	2022	2021
Revenues:
SMB Payments	$582,870	$562,237	$475,630
B2B Payments	40,726	18,890	17,138
Enterprise Payments	132,016	82,514	22,133
Consolidated revenues	$755,612	$663,641	$514,901

Depreciation and amortization:
SMB Payments	$41,036	$43,925	$41,144
B2B Payments	2,221	744	294
Enterprise Payments	23,753	24,892	7,158
Corporate	1,385	1,120	1,101
Consolidated depreciation and amortization	$68,395	$70,681	$49,697

Operating income:
SMB Payments	$46,482	$54,866	$52,884
B2B Payments	(2,535)	208	135
Enterprise Payments	73,964	30,937	6,763
Corporate	(36,387)	(29,846)	(26,689)
Consolidated operating income	$81,524	$56,165	$33,093

A reconciliation of total operating income of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Years Ended December 31,
	2023	2022	2021
Total operating income of reportable segments	$117,911	$86,011	$59,782
Corporate	(36,387)	(29,846)	(26,689)
Interest expense	(76,108)	(53,554)	(36,485)
Debt modification and extinguishment costs	—	—	(8,322)
Gain on sale of business	—	—	7,643
Other income, net	1,736	589	202
Income tax (expense) benefit	(8,463)	(5,350)	5,258
Net (loss) income	$(1,311)	$(2,150)	$1,389

19.     (Loss) Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

(in thousands except per share amounts)	Years Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income	$(1,311)	$(2,150)	1,389
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(47,744)	(36,880)	(18,009)
Less: NCI preferred unit redemptions	—	—	(8,021)
Net loss attributable to common stockholders	$(49,055)	$(39,030)	$(24,641)
Denominator:
Basic:
Weighted-average common shares outstanding(1)	78,333	78,233	71,902
Basic (loss) earnings per common share	$(0.63)	$(0.50)	$(0.34)
Diluted:
Weighted-average common shares outstanding(1)	78,333	78,233	71,902
Diluted weighted-average common shares outstanding	78,333	78,233	71,902
Diluted (loss) earnings per common share	$(0.63)	$(0.50)	$(0.34)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021 (refer to Note 11, Redeemable Senior Preferred Stock and Warrants).

Potentially anti-dilutive securities that were excluded from (loss) earnings per common share that could potentially be dilutive in future periods are as follows:

	Common Stock Equivalents at December 31,
(in thousands)	2023	2022	2021
Outstanding warrants on common stock(1)	—	3,556	3,556
Outstanding options and warrants issued to adviser(2)	—	600	600
Restricted stock awards(3)	1,180	2,440	442
Liability-classified restricted stock units	—	—	129
Outstanding stock option awards(3)	900	1,098	1,313
Total	2,080	7,694	6,040
(1)The warrants were exercisable at $11.50 per share and expired on August 24, 2023. Refer to Note 13. Stockholders' Deficit.
(2)The warrants and options were exercisable at $12.00 per share and expired on August 24, 2023. Refer Note 13. Stockholders' Deficit.
(3)Granted under the 2018 Plan.

20.    Subsequent Events
In February 2019, PHOT, a subsidiary of the Company, received contributions of certain assets from its Chairman and CEO and issued redeemable preferred units as consideration. Part of these preferred units were later assigned to other related parties. In May 2021, the Company entered into an exchange agreement wherein these preferred units were exchanged for 1,428,358 equity shares and $814,219 in cash. On October 31, 2023, a lawsuit was filed alleging that the Board breached its fiduciary duties by approving the transaction. The Company denied any wrongdoing. The lawsuit was settled on January 30, 2024, wherein the Company agreed to unwind the exchange transaction and pay $0.4 million to settle all claims. The unwinding of this transaction does not meet the recognition criteria as of December 31, 2023, and therefore considered as non-recognized subsequent event.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) the Internal Control - Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
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
There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
On June 16, 2023, Sean Kiewiet, an officer of the Company as defined in Section 16 of the Exchange Act, adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K.

Officer or Director Name and Title	Action	Plan Type	Date	Number of Shares to be sold	Expiration
Sean Kiewiet, Chief Strategy Officer	Adopted	Rule 10b5-1	June 16, 2023	620,000	December 31, 2024

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2024 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

4.5	Description of Securities
4.6	Form of Warrant

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

10.7	Executive Employment Agreement of Bradley Miller dated April 15, 2022
10.8	Executive Employment Agreement of Timothy O'Leary dated September 19, 2022
10.9	Form Restricted Stock Unit Award Agreement
10.10 †	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed March 29, 2019).
10.11
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2020).

10.12	Support Agreement, dated as of March 5, 2021, by and among the Stockholders and Finxera
10.13	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.14	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.15 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.16†	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.17 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.18	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
10.19
Third Amendment to the Credit and Guaranty Agreement, dated as of June 30, 2023, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties thereto, the 2023 Incremental Revolving Credit Lender and Truist Bank, as Administrative Agent and Collateral Agent.

10.20
Fourth Amendment to the Credit and Guaranty Agreement, dated as of October 2, 2023, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the 2023-1 Incremental Term Lender and Truist Bank, as Administrative Agent and Collateral Agent.

10.21	Priority Technology Holdings, Inc. Recoupment Policy adopted March 1, 2023
10.22	Amendment No. 1 to Equity and Asset Purchase Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc. and Nearside Business Corp.
10.23	Side Letter Agreement, dated July 28, 2023, by and between Plastiq, Powered by Priority, LLC and Colonnade Acquisition Corp. II.
10.24	Earnout Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc., Nearside Business Corp., Blue Torch Finance, LLC and Priority Holdings, LLC.
10.25
Priority Technology Holdings, Inc. Amended and Restated Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations and Restrictions thereof, of Senior Preferred Stock.

10.26	Rule 10b5-1 Sales Plan, dated June 16, 2023, by and between Sean Kiewiet and J.P. Morgan Securities LLC.
21.1 *	Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

March 12, 2024	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 12, 2024

/s/ Timothy M. O'Leary Timothy M. O'Leary	Chief Financial Officer (Principal Financial Officer)	March 12, 2024

/s/ Rajiv Kumar Rajiv Kumar	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2024

/s/ John Priore	Director	March 12, 2024
John Priore

/s/ Michael Passilla Michael Passilla	Director	March 12, 2024

/s/ Marietta C. Davis Marietta C. Davis	Director	March 12, 2024

/s/ Christina M. Favilla Christina M. Favilla	Director	March 12, 2024

/s/ Marc Crisafulli Marc Crisafulli	Director	March 12, 2024