Form 10-Q
period 2024-03-31
Priority Technology Holdings, Inc.
filed 2024-05-09
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024

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
 Yes  ☐    No  ☒

As of May 3, 2024, the number of the registrant's Common Stock outstanding was 80,065,145.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
Amended Certificate of Designation	Amended and Restated Certificate of Designation of Senior Preferred Stock effective as of June 30, 2023
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021 (as amended)
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests in consolidated subsidiaries
PHOT	Priority Hospitality Technology, LLC
Plastiq	Acquisition of Plastiq, Inc. and certain of its affiliates
PRTH	Priority Technology Holdings, Inc.
Revolving credit facility	$65.0 million line issued under the Credit Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SMB	Small to medium-sized businesses
Term facility	$620.0 million senior secured term loan facility issued under the Credit Agreement (including $320.0 million delayed draw facility)

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,290	$39,604
Restricted cash	12,658	11,923
Accounts receivable, net of allowances of $5,536 and $5,289, respectively	67,137	58,551
Prepaid expenses and other current assets	13,699	13,273
Current portion of notes receivable, net of allowance of $0 and $0, respectively	1,972	1,468
Settlement assets and customer/subscriber account balances	752,590	756,475
Total current assets	882,346	881,294
Notes receivable, less current portion	4,549	3,728
Property, equipment and software, net	48,120	44,680
Goodwill	376,112	376,103
Intangible assets, net	261,658	273,350
Deferred income taxes, net	24,405	22,533
Other noncurrent assets	12,767	13,649
Total assets	$1,609,957	$1,615,337
Liabilities, Redeemable Senior Preferred Stock, Redeemable NCI, and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$49,329	$52,643
Accrued residual commissions	35,965	33,025
Customer deposits and advance payments	4,090	3,934
Current portion of long-term debt	6,712	6,712
Settlement and customer/subscriber account obligations	753,850	755,754
Total current liabilities	849,946	852,068
Long-term debt, net of current portion, discounts and debt issuance costs	631,352	631,965
Other noncurrent liabilities	16,704	18,763
Total liabilities	1,498,002	1,502,796
Commitments and contingencies (Note 14)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 issued and outstanding at March 31, 2024 and December 31, 2023	264,240	258,605
Redeemable non-controlling interests in consolidated subsidiary	5,837	—
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 80,018,209 and 79,589,055 shares issued at March 31, 2024 and December 31, 2023, respectively; and 75,834,517 and 76,956,889 shares outstanding at March 31, 2024 and December 31, 2023, respectively	76	77
Treasury stock at cost, 4,183,692 and 2,632,166 shares at March 31, 2024 and December 31, 2023, respectively	(18,491)	(12,815)
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(42)	(29)
Accumulated deficit	(141,412)	(134,951)
Total stockholders' deficit attributable to stockholders of PRTH	(159,869)	(147,718)
Non-controlling interests in consolidated subsidiaries	1,747	1,654
Total stockholders' deficit	(158,122)	(146,064)
Total liabilities, redeemable senior preferred stock, redeemable NCI and stockholders' deficit	$1,609,957	$1,615,337
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$205,719	$185,028
Operating expenses
Cost of revenue (excludes depreciation and amortization)	129,298	121,966
Salary and employee benefits	22,150	19,048
Depreciation and amortization	15,253	18,048
Selling, general and administrative	10,995	9,118
Total operating expenses	177,696	168,180
Operating income	28,023	16,848
Other (expense) income
Interest expense	(20,880)	(17,699)
Other income, net	632	212
Total other expense, net	(20,248)	(17,487)
Income (loss) before income taxes	7,775	(639)
Income tax expense (benefit)	2,582	(133)
Net income (loss)	5,193	(506)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(12,662)	(11,295)
Less: Return on redeemable NCI in consolidated subsidiary	(581)	—
Net loss attributable to common stockholders	(8,050)	(11,801)
Other comprehensive loss
Foreign currency translation adjustments	(13)	24
Comprehensive loss	$(8,063)	$(11,777)

Loss per common share:
Basic and diluted	$(0.10)	$(0.15)

Weighted-average common shares outstanding:
Basic and diluted	78,021	78,133

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	1,540	—	—	1,540	—	1,540
ESPP compensation and vesting of stock-based compensation	429	—	—	—	49	—	—	49	—	49
Shares withheld for taxes	(123)		123	(421)	—	—	—	(421)	—	(421)
Exchange for PHOT redeemable NCI	(1,428)	(1)	1,428	(5,255)	(581)	—	—	(5,837)	—	(5,837)
Dividends on redeemable senior preferred stock	—	—	—	—	(11,821)	—	—	(11,821)	—	(11,821)
Accretion of redeemable senior preferred stock	—	—	—	—	(841)	—	—	(841)	—	(841)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of negative additional paid in capital	—	—	—	—	11,654	—	(11,654)	—	—	—
Net income	—	—	—	—	—	—	5,193	5,193	—	5,193
March 31, 2024	75,835	$76	4,183	$(18,491)	$—	$(42)	$(141,412)	$(159,869)	$1,747	$(158,122)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	1,936	—	—	1,936	—	1,936
ESPP compensation and vesting of stock-based compensation	517	—	—	—	37	—	—	37	—	37
Shares withheld for taxes	(157)	—	157	(777)	—	—	—	(777)	—	(777)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,477)	—	—	(10,477)	—	(10,477)
Accretion of redeemable senior preferred stock	—	—	—	—	(818)	—	—	(818)	—	(818)
Adjustment to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Foreign currency translation adjustment						24		24		24
Net loss	—	—	—	—	—	—	(506)	(506)	—	(506)
March 31, 2023	76,404	$76	2,498	$(12,336)	$328	$24	$(102,714)	$(114,622)	$852	$(113,770)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,193	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of assets	15,253	18,048
Stock-based, ESPP and incentive units compensation	1,633	1,936
Amortization of debt issuance costs and discounts	1,065	903
Deferred income tax	(1,872)	(5,716)
Change in contingent consideration	972	229
Other non-cash items, net	(259)	14
Change in operating assets and liabilities:
Accounts receivable	(8,339)	81
Prepaid expenses and other current assets	(425)	481
Income taxes (receivable) payable	—	8,666
Notes receivable	(266)	(163)
Accounts payable and other accrued liabilities	1,590	3,916
Customer deposits and advance payments	157	250
Other assets and liabilities, net	(1,395)	(462)
Net cash provided by operating activities	13,307	27,677
Cash flows from investing activities:
Additions to property, equipment and software	(6,610)	(5,046)
Notes receivable, net	(1,059)	178
Acquisitions of assets and other investing activities	—	(2,715)
Net cash used in investing activities	(7,669)	(7,583)
Cash flows from financing activities:
Repayments of long-term debt	(1,678)	(1,550)
Repayments of borrowings under revolving credit facility	—	(6,000)
Repurchases of Common Stock and shares withheld for taxes	(421)	(777)
Dividends paid to redeemable senior preferred stockholders[1]	(7,027)	(11,435)
Settlement and customer/subscriber accounts obligations, net	1,918	79,258
Payment of contingent consideration related to business combination	(3,071)	(1,959)
Net cash (used in) provided by financing activities	(10,279)	57,537
Net change in cash and cash equivalents and restricted cash:
Net (decrease) increase in cash and cash equivalents, and restricted cash	(4,641)	77,631
Cash and cash equivalents and restricted cash at beginning of period	796,223	560,610
Cash and cash equivalents and restricted cash at end of period	$791,582	$638,241

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Three Months Ended March 31,
	2024	2023
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$34,290	$15,882
Restricted cash	12,658	11,012
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	744,634	611,347
Total cash and cash equivalents, and restricted cash	$791,582	$638,241

Supplemental cash flow information:
Cash paid for interest	$18,436	$16,330
Non-cash investing and financing activities:
Forfeiture of liability-classified award	$—	$596
Acquisition of intangible asset	$—	$193
Issuance of NCI	$93	$—
(1)The dividend payable for the quarter ended March 31, 2024, was paid on April 1, 2024.

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

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. is a holding company with no material operations of its own. Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," "PRTH," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a provider of merchant acquiring, integrated payment software, money transmission services and commercial payments solutions.
The Company operates on a calendar year ending each December 31 and on four calendar quarters ending on March 31, June 30, September 30 and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC. The Consolidated Balance Sheet as of December 31, 2023 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 but does not include all disclosures required by GAAP for annual financial statements.
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of March 31, 2024, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
Redeemable NCI represents non-controlling ownership of certain redeemable preferred units in one of the Company's consolidated subsidiaries. These preferred units carry a compounded coupon rate of 6% per annum. The return on the redeemable NCI for the three months ended March 31, 2024, since the reissuance of these redeemable preferred units, is $0.6 million. Refer to Note 13. Related Party Transactions.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
The results for the quarter ended March 31, 2024 include the results of the Plastiq business acquired through Chapter 11 bankruptcy process on July 31, 2023.
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
Reclassification
In January 2024, the Company changed the grouping of certain business activity to conform to the way we internally manage and monitor the business. As a result, certain immaterial activity was reassigned from the SMB Payments segment to the Enterprise Payments segment effective January 1, 2024. Impact on prior year segment results were determined to be immaterial and have not been reclassified to reflect this change.
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
Income Taxes ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The guidance includes improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the potential effects this guidance will have on its disclosures.
Profit Interest ASU 2024-01
In March 2024, the FASB issued ASU 2024-01, Profit Interest and Similar Awards ("ASU 2024-01"), to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope in paragraph 718-10-15-3 to determine whether profit interest and similar awards should be accounted for in accordance with Topic 718, Compensation- Stock Compensation. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the potential effects this guidance will have on its disclosures.

2.    Acquisition
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

(in thousands)
Consideration:
Cash	$28,500
Contingent consideration payments (1)	8,419
Common equity of acquiring entity	330
Less: cash and restricted cash acquired	(278)
Total purchase consideration, net of cash and restricted cash acquired	$36,971

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$831
Prepaid expenses	469
Settlement assets	8,277
Equipment, net	47
Goodwill(3)	7,261
Intangible assets(2)	30,460
Accounts payable and accrued expenses	(1,881)
Customer deposits	(214)
Settlement obligations	(8,279)
Total purchase consideration	$36,971
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
(3)During the first quarter of 2024, the Company recorded an immaterial measurement period adjustment due to a pre-acquisition tax accrual which resulted in an adjustment to goodwill and accounts payable and accrued expenses.

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue Type:
Merchant card fees	$157,947	$149,644
Money transmission services	29,144	21,406
Outsourced services and other services	15,665	11,005
Equipment	2,963	2,973
Total revenues(1),(2)	$205,719	$185,028
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $11.9 million and $5.0 million of interest income for the three months ended March 31, 2024 and 2023, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.6 million and $0.2 million of interest income for the three months ended March 31, 2024, and 2023, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three months ended March 31, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$139,488	$—	$1,300	$2,963	$143,751
B2B Payments	18,289	—	2,826	—	21,115
Enterprise Payments	170	29,144	11,539	—	40,853
Total revenues	$157,947	$29,144	$15,665	$2,963	$205,719

	Three Months Ended March 31, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$148,688	$—	$3,272	$2,973	$154,933
B2B Payments	927	—	1,859	—	2,786
Enterprise Payments	29	21,406	5,874	—	27,309
Total revenues	$149,644	$21,406	$11,005	$2,973	$185,028
Deferred revenues were not material for the three months ended March 31, 2024 and 2023.

Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.6 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three months ended March 31, 2024 and 2023.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $109.2 million and $98.0 million at March 31, 2024 and December 31, 2023, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three months ended March 31, 2024 and 2023 were $4.7 million and $1.0 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $79.1 million and $69.0 million at March 31, 2024 and December 31, 2023, respectively. Company-owned bank accounts held $1.6 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
Exception items that the Company is still attempting to collect from the customers through the funds settlement process are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for these merchant losses for the three months ended March 31, 2024 were $0.2 million. There were no expenses for these merchant losses in 2023.
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
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $46.2 million and $19.6 million at March 31, 2024 and December 31, 2023, respectively.
The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$881	$2,705
Card settlements due from networks	6,338	8,185
Other settlement assets	737	889
Customer/subscriber account balances
Cash and cash equivalents	744,634	744,696
Total settlement assets and customer/subscriber account balances	$752,590	$756,475

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$703,212	$710,775
Subscriber account obligations	41,422	33,921
Total customer/subscriber account obligations	744,634	744,696
Due to customers' payees(2)	9,216	11,058
Total settlement and customer/subscriber account obligations	$753,850	$755,754
(1)Allowance for estimated losses was $9.2 million and $6.6 million as of March 31, 2024 and December 31, 2023, respectively
(2)Card settlements due from networks includes $6.3 million and $8.2 million as of March 31, 2024 and December 31, 2023, respectively, related assets and remainder are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $6.5 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 18.5% and 18.6% as of March 31,

2024 and December 31, 2023. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of March 31, 2024 and December 31, 2023, the Company had no allowance for doubtful notes receivable.
As of March 31, 2024, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending March 31,
2025	$1,972
2026	1,688
2027	1,522
2028	1,092
After 2028	247
Total	$6,521

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	March 31, 2024	December 31, 2023
Computer software	$85,933	$78,492
Equipment	10,712	10,377
Leasehold improvements	2,788	1,535
Furniture and fixtures	1,442	1,442
Property, equipment and software	100,875	91,846
Less: Accumulated depreciation	(59,549)	(56,442)
Capital work in-progress	6,794	9,276
Property, equipment and software, net	$48,120	$44,680

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation expense	$3,170	$2,757
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the quarter ended March 31, 2024, certain fully depreciated assets were removed from service.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units:

(in thousands)	March 31, 2024	December 31, 2023
SMB Payments	$124,139	$124,139
Enterprise Payments	244,712	244,712
Plastiq (B2B Payments)	7,261	7,252
Total	$376,112	$376,103
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2023	$376,103
Plastiq adjustment	9
Balance at March 31, 2024	$376,112
As of March 31, 2024, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	March 31, 2024			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(39,824)	$142,515	14.6
Residual buyouts	135,164	(95,505)	39,659	6.3
Customer relationships	109,017	(93,459)	15,558	8.4
Merchant portfolios	83,350	(59,565)	23,785	6.5
Technology	57,639	(23,989)	33,650	8.7
Trade names	7,104	(2,713)	4,391	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$580,103	$(318,445)	$261,658	9.6
(1)These assets have an indefinite useful life.

	December 31, 2023			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(36,506)	$145,833	14.7
Residual buyouts	135,164	(92,699)	42,465	6.3
Customer relationships	109,017	(92,781)	16,236	8.4
Merchant portfolios	83,350	(56,139)	27,211	6.5
Technology	57,639	(22,712)	34,927	9.0
Trade names	7,104	(2,526)	4,578	11.7
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$580,103	$(306,753)	$273,350	9.7
(1)These assets have an indefinite useful life.

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization expense(1)	$12,083	$15,291
(1)Included in amortization expense is $0.4 million and $0.1 million as of March 31, 2024 and 2023, respectively, related to the amortization of certain contract acquisition costs.
As of March 31, 2024, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Term facility - matures April 27, 2027, interest rates of 11.19% and 11.21% at March 31, 2024 and December 31, 2023, respectively	$652,695	$654,373
Revolving credit facility - $65.0 million line as of March 31, 2024 and December 31, 2023, matures April 27, 2026, interest rate of 10.20% at March 31, 2024 and December 31, 2023	—	—
Total debt obligations	652,695	654,373
Less: current portion of long-term debt	(6,712)	(6,712)
Less: unamortized debt discounts and deferred financing costs	(14,631)	(15,696)
Long-term debt, net	$631,352	$631,965
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

Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest expense(1),(2)	$20,880	$17,699
(1)Included in interest expense is $1.0 million and $0.1 million related to the accretion of contingent consideration from acquisitions for the three months ended March 31, 2024, and 2023, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $1.1 million and $0.9 million for the three months ended March 31, 2024, and 2023, respectively.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of March 31, 2024, the Company was in compliance with the covenants in the Credit Agreement.

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
The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	March 31, 2024	December 31, 2023
Redeemable senior preferred stock	$225,000	$225,000
Accumulated unpaid dividend	48,197	43,498
Dividend payable	7,122	7,027
Redemption value	280,319	275,525
Less: unamortized discounts and issuance costs	(16,079)	(16,920)
Redeemable senior preferred stock, net of discounts and issuance costs:	$264,240	$258,605

The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
December 31, 2023	225	$258,605
Unpaid dividend on redeemable senior preferred stock	—	4,699
Accretion of discounts and issuance costs	—	841
Cash portion of dividend outstanding at March 31, 2024	—	7,122
Payment of cash portion of dividend outstanding at December 31, 2023		(7,027)
March 31, 2024	225	$264,240
The dividend rate as of March 31, 2024 and December 31, 2023, was 17.6% and 17.7% respectively.
The following table provides a summary of the dividends for the period presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Dividends paid in cash(1)	$7,122	$6,094
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	4,699	4,383
Dividends declared	$11,821	$10,477
(1)Dividend payable for the three months ended March 31, 2024 was paid on April 1, 2024.
Under the Amended Certificate of Designation, the dividend rate (capped at 22.50%) is equal to the three-month term SOFR (minimum of 1.00%), plus the three-month term SOFR spread adjustment of 0.26% plus the applicable margin of 12.00%. The dividend rate is subject to future increases if the Company doesn't comply with the minimum cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required stockholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs.
In 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of March 31, 2024, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

10.    Income Taxes
The Company's consolidated effective income tax rate for the three months ended March 31, 2024, was 33.2% compared to a consolidated effective income tax rate of 20.8% for the three months ended March 31, 2023. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets, and certain forecasted nondeductible expenses.
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

Based on management's assessment, as of March 31, 2024, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2024 and December 31, 2023, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, PRTH's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2.0 million shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. There have been no shares repurchased under this plan since December 2022.

12.    Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options compensation expense	$1,528	$1,922
Incentive units compensation expense	93	—
ESPP compensation expense	12	14
Total	$1,633	$1,936
Income tax benefit for stock-based compensation was immaterial for the three months ended March 31, 2024 and 2023. No stock-based compensation has been capitalized.
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

13.    Related Party Transactions
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
In May 2021, the Company entered into exchange agreements and completed the exchange of 1,428,358 shares of common stock and $0.8 million of cash for the Total Preferred Equity Interests. The CEO received 605,623 shares of common stock of the Company in exchange for his 35.3% interest, and the Company's Chief Operating Officer (“COO”) received 413,081 shares of common stock of the Company in exchange for her 24.1% interest.
On October 31, 2023, a lawsuit was filed alleging that the Board breached its fiduciary duties by approving the above mentioned exchange transaction. The Company denied any wrongdoing. The lawsuit was settled on January 30, 2024, wherein the Company agreed to unwind the exchange transaction and received previously issued shares of common stock of the Company from the CEO, COO and others in exchange of the reissuance of PHOT redeemable preferred units. The returned shares of common stock of the Company are recorded as treasury stock at their closing market price as of the settlement date of January 30, 2024. The reissued PHOT redeemable preferred units are recorded as redeemable NCI at their estimated fair value as of the settlement date on the Company’s Unaudited Consolidated Balance Sheets. The redeemable preferred units were accreted to their redemption value as of March 31, 2024, through net loss available to common stockholders in the Company’s Unaudited Statements of Operations and Comprehensive Loss.

14.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $21.6 million in 2024 and $25.0 million in 2025.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $1.5 million for the year ended December 31, 2023, and is committed to purchase vendor services worth $2.3 million in 2024.
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $26.0 million as March 31, 2024 and December 31, 2023. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of March 31, 2024 and December 31, 2023, the Company has contributed $13.4 million and $11.8 million, respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.
Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities
December 31, 2023	$13,438
Accretion of contingent consideration	972
Payment of contingent consideration	(3,071)
March 31, 2024	$11,339
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
The Company is involved in a case that was filed on October 11, 2023 and is currently pending in the United States District Court for the Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale is an agent of Priority, PPS and Wells Fargo and that it made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. As of May 9, 2024, the financial impact, if any, of the outcome of this legal proceeding is neither probable nor estimable.
Concentration of Risks
The Company's revenue is substantially derived from processing Visa and Mastercard bankcard transactions. Because the Company is not a member bank, in order to process these bankcard transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card associations.
As of March 31, 2024 , the Company's customer account balances of $703 million are maintained in FDIC insured eligible accounts with certain FIs (refer to Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations) A majority of the Company's cash and restricted cash is held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

15.    Fair Value
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
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	March 31, 2024	December 31, 2023
Contingent consideration, current portion	Level 3	$2,880	$5,951
Contingent consideration, noncurrent portion	Level 3	$8,459	7,487
Total contingent consideration		$11,339	$13,438
During the three months ended March 31, 2024, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $6.5 million and $5.2 million at March 31, 2024 and December 31, 2023, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term facility was estimated to be $651.9 million at March 31, 2024 and December 31, 2023 and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

16.    Segment Information
The Company has three reportable segments:
•SMB Payments – Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•B2B Payments – provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank and Mastercard) in addition to working improving cash flow by providing instant access to working capital.
•Enterprise Payments – Provides embedded finance and treasury solutions to enterprise customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.
In January 2024, the Company changed the grouping of certain business activity to conform to the way we internally manage and monitor the business. As a result, certain immaterial activity was reassigned from the SMB Payments segment to the Enterprise Payments segment effective January 1, 2024. Impact on prior year segment results were determined to be immaterial and have not been reclassified to reflect this change.

Information on reportable segments and reconciliations to consolidated revenues, consolidated depreciation and amortization, and consolidated operating income are as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Revenues:
SMB Payments	$143,751	$154,933
B2B Payments	21,115	2,786
Enterprise Payments	40,853	27,309
Consolidated revenues	$205,719	$185,028

Depreciation and amortization:
SMB Payments	$8,802	$10,846
B2B Payments	1,640	125
Enterprise Payments	4,356	6,690
Corporate	455	387
Consolidated depreciation and amortization	$15,253	$18,048

Operating income (loss):
SMB Payments	$12,383	$12,011
B2B Payments	(793)	(849)
Enterprise Payments	25,547	12,663
Corporate	(9,114)	(6,977)
Consolidated operating income	$28,023	$16,848

A reconciliation of total operating income of reportable segments to the Company's net (loss) income is provided in the following table:

(in thousands)	Three Months Ended March 31,
	2024	2023
Total operating income of reportable segments	$37,137	$23,825
Corporate	(9,114)	(6,977)
Interest expense	(20,880)	(17,699)
Other income, net	632	212
Income tax (expense) benefit	(2,582)	133
Net income (loss)	$5,193	$(506)

17.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Three Months Ended March 31,
(in thousands except per share amounts)	2024	2023
Numerator:
Net income (loss)	$5,193	$(506)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(12,662)	(11,295)
Less: Return on redeemable NCI in consolidated subsidiary	(581)	—
Net loss attributable to common stockholders	$(8,050)	$(11,801)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	78,021	78,133
Loss per common share	$(0.10)	$(0.15)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants (refer to Note 9. Redeemable Senior Preferred Stock and Warrants).
For the three months ended March 31, 2024 and 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. Potentially anti-dilutive securities that were excluded from the Company's loss per common share are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Outstanding warrants on Common Stock(1)	—	3,557
Outstanding options and warrants issued to adviser(2)	—	600
Restricted stock awards(3)	1,078	2,245
Outstanding stock option awards(3)	864	952
Total	1,942	7,354
(1)The warrants were issued in 2018 and were exercisable at $11.50 per share. These warrants expired on August 24, 2023.
(2)The warrants were issued in 2018 and were exercisable at $12.00 per share. These warrants expired on August 24, 2023.
(3)Granted under the 2018 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and related Notes and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Certain amounts in this section may not add mathematically due to rounding.
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

Results of Operations
This section includes certain components of our results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenue
For the three months ended March 31, 2024, our consolidated revenue of $205.7 million increased by $20.7 million, or 11.2%, from $185.0 million for the three months ended March 31, 2023. The overall increase was driven by an increase in new enrollments and higher interest income in our Enterprise Payments segment and revenue from the Plastiq business in our B2B Payments segment that was acquired in the quarter ended September 30, 2023. These increases were partially offset by a decrease in revenues in our SMB Payments segment due to decreased volumes.
The following table presents our revenues by type:

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Revenue Type:
Merchant card fees	$157,947	$149,644	$8,303
Money transmission services	29,144	21,406	7,738
Outsourced services and other services	15,665	11,005	4,660
Equipment	2,963	2,973	(10)
Total revenues	$205,719	$185,028	$20,691
Merchant card fees
Merchant card fees revenue for the three months ended March 31, 2024 was $157.9 million an increase of $8.3 million or 5.5%, from $149.6 million for the three months ended March 31, 2023. The increase was primarily driven by the Plastiq business and rate increases. These increases were partially offset by a decrease in volume due to the diversification of our merchant portfolio by one of our referral partners.
Money transmission services
Money transmission services for the three months ended March 31, 2024 was $29.1 million an increase of $7.7 million, or 36.1%, from $21.4 million for the three months ended March 31, 2023. This increase was primarily driven by an increase in customer enrollments.

Outsourced services and other services revenue
Outsourced services and other services revenue of $15.7 million for the three months ended March 31, 2024 increased by $4.7 million, or 42.3%, from $11.0 million for the three months ended March 31, 2023, primarily due to growth in interest income due to higher interest rates and deposit balances.
Equipment
Equipment revenue of $3.0 million for the three months ended March 31, 2024 remained consistent with $3.0 million for the three months ended March 31, 2023.
Operating expenses were as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$129,298	$121,966	$7,332
Salary and employee benefits	22,150	19,048	3,102
Depreciation and amortization	15,253	18,048	(2,795)
Selling, general and administrative	10,994	9,118	1,876
Total operating expenses	$177,695	$168,180	$9,515
Cost of services (excludes depreciation and amortization)
Cost of services (excludes depreciation and amortization) of $129.3 million for the three months ended March 31, 2024, increased by $7.3 million, or 6.0%, from $122.0 million for the three months ended March 31, 2023, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $22.2 million for the three months ended March 31, 2024 increased by $3.1 million, or 16.3%, from $19.0 million for the three months ended March 31, 2023, primarily due to merit increases, certain performance based non-recurring bonuses and increased headcount from the acquisition of the Plastiq business and to support the overall growth of the Company.
Depreciation and amortization expense
Depreciation and amortization expense of $15.3 million for the three months ended March 31, 2024 decreased by $2.8 million, or 15.5%, from $18.0 million for the three months ended March 31, 2023, primarily due to full amortization of certain intangible assets during 2023.
Selling, general and administrative
Selling, general and administrative expenses of $11.0 million for the three months ended March 31, 2024 increased by $1.9 million, or 20.6%, from $9.1 million for the three months ended March 31, 2023, primarily due to certain software and maintenance expenses and other expenses to support overall growth of the Company.

Other Expense, net
Other expenses, net were as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Other (expense) income
Interest expense	$(20,880)	$(17,699)	$(3,181)
Other income, net	632	212	420
Total other expense, net	$(20,248)	$(17,487)	$(2,761)

Interest expense
Interest expense of $20.9 million for the three months ended March 31, 2024 increased by $3.2 million, or 18.0%, from $17.7 million for the three months ended March 31, 2023, due to increased interest rates and increased outstanding balance for the term loan facility used for the acquisition of the Plastiq business, offset by a decrease in the revolving credit facility.
Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Income (loss) before income taxes	$7,775	$(639)	$8,414
Income tax expense (benefit)	$2,582	$(133)	$2,715
Effective tax rate	33.2%	20.8%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2024 is 29.9% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2024 interest expense. The effective tax rate for 2024 changed primarily due to an increase in certain forecasted nondeductible expenses.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under accounting principles GAAP and the U.S. tax code. The consolidated effective income tax rate for 2024 may not be indicative of our effective tax rate for future periods.

Segment Results
SMB Payments

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$143,751	$154,933	$(11,182)
Operating expenses	131,368	142,922	(11,554)
Operating income	$12,383	$12,011	$372
Operating margin	8.6%	7.8%
Depreciation and amortization	$8,802	$10,846	$(2,044)
Key Indicators:
Merchant bankcard processing dollar value	$14,788,095	$15,220,715	$(432,620)
Merchant bankcard transaction count	175,228	163,406	11,822
Revenue
Revenue from our SMB Payments segment was $143.8 million for the three months ended March 31, 2024, compared to $154.9 million for the three months ended March 31, 2023. The decrease of $11.2 million, or 7.2%, was primarily driven by a decrease in certain incentives and, decreased transaction count and processed merchant bankcard volume due to diversification of merchant portfolios by one of the Company's referral partners. The Company's merchant card fee revenue from the SMB Payments segment ($139.5 million for 2024 and $148.7 million for 2023) as a percentage of merchant bankcard processing dollar value during 2024 decrease to 0.9% from 1.0% during 2023. The decrease was primarily driven by changes in merchant and card mix.
Operating Income
Operating income from our SMB Payments segment was $12.4 million for the three months ended March 31, 2024, compared to $12.0 million for the three months ended March 31, 2023. The increase of $0.4 million or 3.1% was the result of a decrease in operating income of $4.0 million in merchant card fee revenue driven by the diversification of merchant portfolios by one of the Company's referral partners, the mix related margin compression and a decrease in certain incentive revenue. This decrease was offset by decreases in the allocation of salary and employee benefits expense of $1.7 million, a decrease in selling, general and administrative expenses of $0.7 million due to efficiencies and realignment at the corporate level and a decrease in depreciation and amortization expense of $2.0 million due to full amortization of certain intangible assets in 2023.
Depreciation and Amortization
Depreciation and amortization expense of our SMB Payments segment was $8.8 million for the three months ended March 31, 2024, compared to $10.8 million for the three months ended March 31, 2023. The decrease of $2.0 million is due to full amortization of certain intangible assets in 2023.

B2B Payments

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$21,115	$2,786	$18,329
Operating expenses	21,908	3,635	18,273
Operating loss	$(793)	$(849)	$56
Operating margin	(3.8)%	(30.5)%
Depreciation and amortization	$1,640	$125	$1,515
Key Indicators:
B2B issuing dollar volume	$227,811	$198,546	$29,265
B2B issuing transaction count	240	280	$(40)
Revenue
Revenue from our B2B Payments segment was $21.1 million for the three months ended March 31, 2024, compared to $2.8 million for the three months ended March 31, 2023. The increase of $18.3 million was primarily driven by revenue from the Plastiq business.
Operating Loss
Operating loss from our B2B Payments segment of $0.8 million for the three months ended March 31, 2024 remained consistent compared to the three months ended March 31, 2023. The increase in operating income due to increased revenue was offset by certain performance based non-recurring bonuses related to the Plastiq business and processing losses related to the CPX business.
Depreciation and Amortization
Depreciation and amortization from our B2B Payments segment was $1.6 million for the three months ended March 31, 2024, compared to $125.0 thousand depreciation and amortization expense for the three months ended March 31, 2023. The increase is primarily attributable to the Plastiq business.
Enterprise Payments

(in thousands)	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$40,853	$27,309	$13,544
Operating expenses	15,306	14,646	660
Operating income	$25,547	$12,663	$12,884
Operating margin	62.5%	46.4%
Depreciation and amortization	$4,356	$6,690	$(2,334)
Key Indicators:
Average billed clients	703,887	465,219	238,668
Average new enrollments	53,551	45,948	7,603
Revenue
Revenue from our Enterprise Payments segment was $40.9 million for the three months ended March 31, 2024, compared to $27.3 million for the three months ended March 31, 2023. The increase of $13.5 million or 49.6%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.

Operating Income
Operating income from our Enterprise Payments segment was $25.5 million for the three months ended March 31, 2024, compared to $12.7 million for the three months ended March 31, 2023. The increase of $12.9 million or 101.7%, was primarily driven by increases in revenues.
Depreciation and Amortization
Depreciation and amortization from our Enterprise Payments segment was $4.4 million for the three months ended March 31, 2024, compared to $6.7 million depreciation and amortization expense for the three months ended March 31, 2023. The decrease of $2.3 million or 34.9%, was primarily driven by full amortization of certain intangible assets in 2023.
Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these critical accounting policies and estimates as of March 31, 2024.
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
Our working capital, defined as current assets less current liabilities, was $32.4 million at March 31, 2024 and $8.9 million at March 31, 2023. As of March 31, 2024, we had cash totaling $34.3 million compared to $15.9 million at March 31, 2023. These cash balances do not include restricted cash of $12.7 million and $11.0 million at March 31, 2024 and March 31, 2023, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $6.7 million and $6.2 million at March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, we had availability of approximately $65.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative three month periods.

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$13,307	$27,677
Investing activities	(7,669)	(7,583)
Financing activities	(10,279)	57,537
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,641)	$77,631
Cash Provided by Operating Activities
Net cash provided by operating activities was $13.3 million for the three months ended March 31, 2024 compared to $27.7 million for the three months ended March 31, 2023. The $14.4 million decrease in 2024 was primarily driven by changes in the operating assets and liabilities.

Cash Used in Investing Activities
Net cash used in investing activities was $7.7 million and $7.6 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, investing activities included additions to property, equipment and software of $6.6 million and $1.1 million related funding of new loans to ISOs. For the three months ended March 31, 2023, net cash used in investing activities included $2.7 million of cash used to fund acquisitions of intangible assets and $5.0 million of cash used to acquire property, equipment and software offset by $0.2 million related to net payments received on loans to ISOs.
Cash Provided by Financing Activities
Net cash used in financing activities was $10.3 million for the three months ended March 31, 2024, compared to $57.5 million of cash provided by financing activities for the three months ended March 31, 2023. The net cash used in financing activities for the three months ended March 31, 2024 included changes in the net obligations for funds held on the behalf of customers of $1.9 million, offset by $1.7 million of cash used for the repayment of debt, $7.0 million of cash dividends paid to redeemable senior preferred stockholders, $0.4 million of cash used for shares withheld for taxes and $3.1 million of payments of contingent consideration. The net cash provided by financing activities for the three months ended March 31, 2023 included $7.6 million of cash used for the repayment of debt, $11.4 million of cash dividends paid to redeemable senior preferred stockholders, $0.8 million of cash used for shares withheld for taxes and share repurchases, and $2.0 million of payments of contingent consideration for business combinations, which was offset by changes in the net obligations for funds held on the behalf of customers of $79.3 million.
Long-term Debt
As of March 31, 2024, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $638.1 million, compared to $638.7 million at December 31, 2023, resulting in a decrease of $0.6 million. The debt balance at March 31, 2024 consisted of $652.7 million outstanding under the term facility offset by $14.6 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures in April 2027 and the revolving credit facility expires in April 2026.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.50:1.00 at each fiscal quarter ended September 30, 2021 through June 30, 2022; 2) 6.00:1.00 at each fiscal quarter ended September 30, 2022 through June 30, 2023; and 3) 5.50:1.00 at each fiscal quarter ended September 30, 2023 each fiscal quarter thereafter. As of March 31, 2024, the Company was in compliance with the covenants in the Credit Agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposures to market risk have not changed materially since December 31, 2023.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report under Part I, Item 1A "Risk Factors" because these risk factors may affect our operations and financial results. The risks described in the Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased(1),(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	1,529,378	$3.66	—
February 1-29, 2024	22,148	$3.36	—
March 1-31, 2024	—		—
Total	1,551,526	$3.66	—

(1)Represents shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the vesting date.
(2)Includes 1,428,358 treasury shares as a result of the PHOT settlement. See Note 13. Related Party Transactions for more information.

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
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

May 9, 2024	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 9, 2024	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)