Form 10-Q
period 2024-06-30
Priority Technology Holdings, Inc.
filed 2024-08-08
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No  ☒
 As of August 2, 2024, the number of the registrant's Common Stock outstanding was 76,831,649.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
Amended Certificate of Designation	Amended and Restated Certificate of Designation of Senior Preferred Stock effective as of June 30, 2023
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
CODM	Chief operating decision maker
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024
2021 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021 (as amended)
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
NCI	Non-controlling interests in consolidated subsidiaries
PHOT	Priority Hospitality Technology, LLC
Plastiq	Acquisition of Plastiq, Inc. and certain of its affiliates
PRTH	Priority Technology Holdings, Inc.
2024 Revolving credit facility	$70.0 million line issued under the 2024 Credit Agreement
2021 Revolving credit facility	$65.0 million line issued under the 2021 Credit Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SMB	Small to medium-sized businesses
2021 Term facility	$620.0 million senior secured term loan facility issued under the 2021 Credit Agreement (including $320.0 million delayed draw facility)

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,626	$39,604
Restricted cash	12,625	11,923
Accounts receivable, net of allowances of $6,209 and $5,289, respectively	65,746	58,551
Prepaid expenses and other current assets	19,479	13,273
Current portion of notes receivable, net of allowance of $0 and $0, respectively	2,188	1,468
Settlement assets and customer/subscriber account balances	802,394	756,475
Total current assets	937,058	881,294
Notes receivable, less current portion	4,998	3,728
Property, equipment and software, net	49,800	44,680
Goodwill	376,091	376,103
Intangible assets, net	258,632	273,350
Deferred income taxes, net	25,556	22,533
Other noncurrent assets	21,294	13,649
Total assets	$1,673,429	$1,615,337
Liabilities, Redeemable Senior Preferred Stock, Redeemable NCI, and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$66,724	$52,643
Accrued residual commissions	36,091	33,025
Customer deposits and advance payments	3,569	3,934
Current portion of long-term debt	8,350	6,712
Settlement and customer/subscriber account obligations	798,753	755,754
Total current liabilities	913,487	852,068
Long-term debt, net of current portion, discounts and debt issuance costs	809,045	631,965
Other noncurrent liabilities	15,488	18,763
Total liabilities	1,738,020	1,502,796
Commitments and contingencies (Note 14)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 shares issued at June 30, 2024 and December 31, 2023; 88,064 and 225,000 shares outstanding at June 30, 2024 and December 31, 2023, respectively	105,684	258,605
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 80,208,533 and 79,589,055 shares issued at June 30, 2024 and December 31, 2023, respectively; and 75,967,543 and 76,956,889 shares outstanding at June 30, 2024 and December 31, 2023, respectively	76	77
Treasury stock at cost, 4,240,990 and 2,632,166 shares at June 30, 2024 and December 31, 2023, respectively	(18,673)	(12,815)
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(38)	(29)
Accumulated deficit	(153,472)	(134,951)
Total stockholders' deficit attributable to stockholders of PRTH	(172,107)	(147,718)
Non-controlling interests in consolidated subsidiaries	1,832	1,654
Total stockholders' deficit	(170,275)	(146,064)
Total liabilities, redeemable senior preferred stock, redeemable NCI and stockholders' deficit	$1,673,429	$1,615,337
See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$219,867	$182,290	$425,586	$367,318
Operating expenses
Cost of revenue (excludes depreciation and amortization)	138,118	115,281	267,416	237,247
Salary and employee benefits	22,119	19,109	44,269	38,157
Depreciation and amortization	15,244	17,980	30,497	36,028
Selling, general and administrative	11,212	10,787	22,207	19,905
Total operating expenses	186,693	163,157	364,389	331,337
Operating income	33,174	19,133	61,197	35,981
Other (expense) income
Interest expense	(21,710)	(17,765)	(42,590)	(35,464)
Debt extinguishment and modification costs	(8,623)	—	(8,623)	—
Other income, net	668	375	1,300	587
Total other expense, net	(29,665)	(17,390)	(49,913)	(34,877)
Income before income taxes	3,509	1,743	11,284	1,104
Income tax expense	2,515	2,355	5,097	2,222
Net income (loss)	994	(612)	6,187	(1,118)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(18,565)	(11,765)	(31,227)	(23,060)
Less: Return on redeemable NCI in consolidated subsidiary	(58)	—	(639)	—
Net loss attributable to common stockholders	(17,629)	(12,377)	(25,679)	(24,178)
Other comprehensive loss
Foreign currency translation adjustments	4	7	(9)	31
Comprehensive loss	$(17,625)	$(12,370)	$(25,688)	$(24,147)

Loss per common share:
Basic and diluted	$(0.23)	$(0.16)	$(0.33)	$(0.31)

Weighted-average common shares outstanding:
Basic and diluted	77,736	78,292	77,878	78,213

See Notes to Unaudited Consolidated Financial Statement

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	1,540	—	—	1,540	—	1,540
ESPP compensation and vesting of stock-based compensation	429	—	—	—	49	—	—	49	—	49
Shares withheld for taxes	(123)		123	(421)	—	—	—	(421)	—	(421)
Exchange for PHOT redeemable NCI	(1,428)	(1)	1,428	(5,255)	(581)	—	—	(5,837)	—	(5,837)
Dividends on redeemable senior preferred stock	—	—	—	—	(11,821)	—	—	(11,821)	—	(11,821)
Accretion of redeemable senior preferred stock	—	—	—	—	(841)	—	—	(841)	—	(841)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of negative additional paid in capital	—	—	—	—	11,654	—	(11,654)	—	—	—
Net income	—	—	—	—	—	—	5,193	5,193	—	5,193
March 31, 2024	75,835	$76	4,183	$(18,491)	$—	$(42)	$(141,412)	$(159,869)	$1,747	$(158,122)
Equity-classified stock-based compensation	—	—	—	—	1,744	—	—	1,744	—	1,744
ESPP compensation and vesting of stock-based compensation	190	—	—	—	60	—	—	60	—	60
Shares withheld for taxes	(57)	—	57	(182)	—	—	—	(182)	—	(182)
Redemption of PHOT redeemable NCI	—	—	—	—	3,765	—	—	3,765	—	3,765
Return on PHOT redeemable NCI	—	—	—	—	(58)	—	—	(58)		(58)
Dividends on redeemable senior preferred stock	—	—	—	—	(8,426)	—	—	(8,426)	—	(8,426)
Accretion of redeemable senior preferred stock	—	—	—	—	(10,139)	—	—	(10,139)	—	(10,139)
Issuance of profit interests/ common equity in subsidiaries	—	—	—	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	—	4	—	4	—	4
Reclassification of negative additional paid-in capital	—	—	—	—	13,054	—	(13,054)	—	—	—
Net income	—	—	—	—	—	—	994	994	—	994
June 30, 2024	75,968	$76	4,240	$(18,673)	$—	$(38)	$(153,472)	$(172,107)	$1,832	$(170,275)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	1,936	—	—	1,936	—	1,936
ESPP compensation and vesting of stock-based compensation	517	—	—	—	37	—	—	37	—	37
Shares withheld for taxes	(157)	—	157	(777)	—	—	—	(777)	—	(777)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,477)	—	—	(10,477)	—	(10,477)
Accretion of redeemable senior preferred stock	—	—	—	—	(818)	—	—	(818)	—	(818)
Adjustment to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24	—	24
Net loss	—	—	—	—	—	—	(506)	(506)	—	(506)
March 31, 2023	76,404	$76	2,498	$(12,336)	$328	$24	$(102,714)	$(114,622)	$852	$(113,770)
Equity-classified stock-based compensation	—	—	—	—	1,746	—	—	1,746	—	1,746
ESPP compensation and vesting of stock-based compensation	192	—	—	—	43	—	—	43	—	43
Share repurchases and shares withheld for taxes	(65)	—	65	(241)	—	—	—	(241)	—	(241)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,934)	—	—	(10,934)	—	(10,934)
Accretion of redeemable senior preferred stock	—	—	—	—	(831)	—	—	(831)	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	7	—	7	—	7
Reclassification of negative additional paid-in capital	—	—	—	—	9,648	—	(9,648)	—	—	—
Net income	—	—	—	—	—	—	(612)	(612)	—	(612)
June 30, 2023	76,531	$76	2,563	$(12,577)	$—	$31	$(112,974)	$(125,444)	$852	$(124,592)

See Notes to Unaudited Consolidated Financial Statements

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$6,187	$(1,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of assets	30,497	36,028
Stock-based, ESPP and incentive units compensation	3,462	3,682
Amortization of debt issuance costs and discounts	1,824	1,826
Debt extinguishment and modification costs	8,623	—
Deferred income tax	(3,023)	(9,619)
Change in contingent consideration	2,213	346
Other non-cash items, net	(929)	(461)
Change in operating assets and liabilities:
Accounts receivable	(7,145)	18,066
Prepaid expenses and other current assets	(1,148)	(3,560)
Income taxes (receivable) payable	(5,037)	498
Notes receivable	(584)	(389)
Accounts payable and other accrued liabilities	13,291	1,306
Customer deposits and advance payments	(365)	635
Other assets and liabilities, net	(5,859)	(383)
Net cash provided by operating activities	42,007	46,857
Cash flows from investing activities:
Additions to property, equipment and software	(11,718)	(9,869)
Notes receivable, net	(1,406)	(498)
Acquisitions of assets and other investing activities	(7,474)	(2,715)
Net cash used in investing activities	(20,598)	(13,082)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	830,200	—
Debt issuance and modification costs paid	(7,555)	—
Repayments of long-term debt	(654,372)	(3,525)
Borrowings under revolving credit facility	—	5,000
Repayments of borrowings under revolving credit facility	—	(12,000)
Redemption of PHOT redeemable NCI	(2,130)	—
Repurchases of shares withheld for taxes	(604)	(1,018)
Redemption of senior preferred stock	(136,936)	—
Redemption of accumulated unpaid dividend on redeemable senior preferred stock	(30,819)	—
Dividends paid to redeemable senior preferred stockholders[1]	(16,393)	(17,908)
Settlement and customer/subscriber accounts obligations, net	40,914	175,548
Payment of contingent consideration related to business combination	(4,156)	(1,959)
Net cash provided by financing activities	18,149	144,138
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	39,558	177,913
Cash and cash equivalents and restricted cash at beginning of period	796,223	560,610
Cash and cash equivalents and restricted cash at end of period	$835,781	$738,523

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$34,626	$17,567
Restricted cash	12,625	12,357
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	788,530	708,599
Total cash and cash equivalents, and restricted cash	$835,781	$738,523

Supplemental cash flow information:
Cash paid for interest	$35,934	$35,234
Non-cash investing and financing activities:
Contingent consideration accrual	$—	$596
Acquisition of intangible asset	$(5,751)	$193
Issuance of NCI	$178	$—
(1)The dividend payable for the quarter ended June 30, 2024, was paid on July 1, 2024.

See Notes to Unaudited Consolidated Statements

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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of June 30, 2024, there was no income or loss attributable to NCI in accordance with the applicable operating agreements.
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
The results for the three and six months ended June 30, 2024 include the results of the Plastiq business acquired through Chapter 11 bankruptcy process on July 31, 2023.
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
Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of the Indian subsidiary of the Company is the Indian Rupee (i.e. local currency of Republic of India). The functional currency of the Canadian subsidiary of the Company is the Canadian Dollar. Accordingly, assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).

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

2.    Acquisition
Plastiq Acquisition
On May 23, 2023, PRTH’s subsidiary, Plastiq, Powered by Priority, LLC (the "acquiring entity"), entered into a stalking horse equity and asset purchase agreement (the "Purchase Agreement") with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a buyer funded B2B payments platform offering bill pay and instant access to working capital to its customers and complements the Company's existing supplier-funded B2B payments business. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
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

(in thousands)
Consideration:
Cash	$28,500
Contingent consideration payments (1)	8,419
Common equity of acquiring entity	330
Less: cash and restricted cash acquired	(278)
Total purchase consideration, net of cash and restricted cash acquired	$36,971

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$831
Prepaid expenses	490
Settlement assets	8,277
Equipment, net	47
Goodwill(3)	7,240
Intangible assets(2)	30,460
Accounts payable and accrued expenses	(1,881)
Customer deposits	(214)
Settlement obligations	(8,279)
Total purchase consideration	$36,971
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
(3)During the first and second quarters of 2024, the Company recorded immaterial measurement period adjustments due to a pre-acquisition tax accrual and security deposit which resulted in an adjustment to goodwill, accounts payable and accrued expenses, and prepaid expenses.

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue Type:
Merchant card fees	$169,246	$144,524	$327,193	$294,168
Money transmission services	31,340	23,718	60,484	45,124
Outsourced services and other services(2)	16,256	10,582	31,921	21,587
Equipment	3,025	3,466	5,988	6,439
Total revenues(1)	$219,867	$182,290	$425,586	$367,318
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $13.1 million and $25.0 million of interest income for the three and six months ended June 30, 2024, respectively, and $7.2 million and $12.2 million for the three and six months ended June 30, 2023, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.6 million and $1.2 million of interest income for the three and six months ended June 30, 2024, respectively, and $0.3 million and $0.6 million three and six months ended June 30, 2023, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended June 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$150,696	$—	$1,380	$3,025	$155,101
B2B Payments	18,682	—	3,199	—	21,881
Enterprise Payments	451	31,340	11,879	—	43,670
Eliminations	(583)	—	(202)	—	(785)
Total revenues	$169,246	$31,340	$16,256	$3,025	$219,867

	Six Months Ended June 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$290,496	$—	$2,621	$5,988	$299,105
B2B Payments	36,971	—	6,254	—	43,225
Enterprise Payments	804	60,484	23,372	—	84,660
Eliminations	(1,078)	—	(326)	—	(1,404)
Total revenues	$327,193	$60,484	$31,921	$5,988	$425,586

	Three Months Ended June 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$143,544	$—	$938	$3,466	$147,948
B2B Payments	954	—	2,020	—	2,974
Enterprise Payments	26	23,718	7,694	—	31,438
Eliminations	—	—	(70)	—	(70)
Total revenues	$144,524	$23,718	$10,582	$3,466	$182,290

	Six Months Ended June 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$292,232	$—	$4,210	$6,439	$302,881
B2B Payments	1,881	—	3,879	—	5,760
Enterprise Payments	55	45,124	13,565	—	58,744
Eliminations	—	—	(67)	—	(67)
Total revenues	$294,168	$45,124	$21,587	$6,439	$367,318
Deferred revenues were not material for the three and six months ended June 30, 2024 and 2023.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.6 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were not material for the three and six months ended June 30, 2024 and 2023.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $97.7 million and $98.0 million at June 30, 2024 and December 31, 2023, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and six months ended June 30, 2024 were $1.7 million and $6.5 million, respectively. Expenses for merchant losses for the three and six months ended June 30, 2023 were $1.1 million and $2.1 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash in the Company's Unaudited Consolidated Balance Sheets. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $93.1 million and $69.0 million at June 30, 2024 and December 31, 2023, respectively. Company-owned bank accounts held $1.7 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
Exception items that the Company is still attempting to collect from the customers through the funds settlement process are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for these merchant losses for the three and six months ended June 30, 2024 were $0.1 million and $0.3 million, respectively. Expenses for merchant losses for the three and six months ended June 30, 2023 were not material.
The Company accepts card payments from its customers and processes disbursements to their vendors within the Plastiq business. The time lag between authorization and settlement of card transactions creates certain receivables (from card networks) and payables (to the vendors of customers). These receivables and payables arise from the settlement activities that the Company performs on the behalf of its customers and therefore, are presented as settlement assets and related obligations.
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
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and six months ended June 30, 2024 were $0.4 million and $0.4 million, respectively. Expenses for merchant losses for the three and six months ended June 30, 2023 were not material.
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $53.0 million and $19.6 million at June 30, 2024 and December 31, 2023, respectively.
The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$5,112	$2,705
Card settlements due from networks	7,706	8,185
Other settlement assets	1,046	889
Customer/subscriber account balances
Cash and cash equivalents	788,530	744,696
Total settlement assets and customer/subscriber account balances	$802,394	$756,475

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$745,557	$710,775
Subscriber account obligations	42,972	33,921
Total customer/subscriber account obligations	788,529	744,696
Due to customers' payees(2)	10,224	11,058
Total settlement and customer/subscriber account obligations	$798,753	$755,754
(1)Allowance for estimated losses was $7.5 million and $6.6 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Card settlements due from networks includes $7.7 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively, related assets and remainder are included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $7.2 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 18.6% as of June 30, 2024 and December 31, 2023. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of June 30, 2024 and December 31, 2023, the Company had no allowance for doubtful notes receivable.

As of June 30, 2024, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending June 30,
2025	$2,188
2026	1,932
2027	1,668
2028	1,398
After 2028	—
Total	$7,186

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	June 30, 2024	December 31, 2023
Computer software	$85,934	$78,492
Equipment	11,254	10,377
Leasehold improvements	2,739	1,535
Furniture and fixtures	1,367	1,442
Property, equipment and software	101,294	91,846
Less: Accumulated depreciation	(62,980)	(56,442)
Capital work in-progress	11,486	9,276
Property, equipment and software, net	$49,800	$44,680

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$3,428	$2,815	$6,598	$5,572
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the three and six months ended June 30, 2024, certain fully depreciated assets were removed from service.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units:

(in thousands)	June 30, 2024	December 31, 2023
SMB Payments	$124,139	$124,139
Enterprise Payments	244,712	244,712
Plastiq (B2B Payments)	7,240	7,252
Total	$376,091	$376,103
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2023	$376,103
Plastiq adjustment	(12)
Balance at June 30, 2024	$376,091
As of June 30, 2024, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	June 30, 2024			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(43,054)	$139,285	14.6
Residual buyouts	143,564	(98,310)	45,254	6.3
Customer relationships	109,017	(94,110)	14,907	8.4
Merchant portfolios	83,350	(62,983)	20,367	6.5
Technology	57,639	(25,151)	32,488	8.7
Trade names	7,104	(2,873)	4,231	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$588,503	$(329,871)	$258,632	9.6
(1)These assets have an indefinite useful life.

	December 31, 2023			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(36,506)	$145,833	14.7
Residual buyouts	135,164	(92,699)	42,465	6.3
Customer relationships	109,017	(92,781)	16,236	8.4
Merchant portfolios	83,350	(56,139)	27,211	6.5
Technology	57,639	(22,712)	34,927	9.0
Trade names	7,104	(2,526)	4,578	11.7
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$580,103	$(306,753)	$273,350	9.7
(1)These assets have an indefinite useful life.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization expense(1)	$11,816	$15,165	$23,899	$30,456
(1)Included in amortization expense is $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, related to the amortization of certain contract acquisition costs.
As of June 30, 2024, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

	June 30, 2024	December 31, 2023
2024 Credit Agreement
Term facility - matures May 16, 2031, interest rate of 10.08% at June 30, 2024	$835,000	$—
Revolving credit facility - $70.0 million line at June 30, 2024, matures May 16, 2029, interest rate of 9.58% at June 30, 2024	—	—
2021 Credit Agreement - refinanced on May 16, 2024
Term facility - original maturity April 27, 2027, interest rate of 11.21% at December 31, 2023	—	654,373
Revolving credit facility - $65.0 million line as of December 31, 2023, original Maturity April 27, 2026, interest rate of 10.20% at December 31, 2023	—	—
Total debt obligations	835,000	654,373
Less: current portion of long-term debt	(8,350)	(6,712)
Less: unamortized debt discounts and deferred financing costs	(17,605)	(15,696)
Long-term debt, net	$809,045	$631,965

2024 Credit Agreement
On May 16, 2024, the Company entered into a Credit Agreement ("2024 Credit Agreement") which provides 1) a $835.0 million senior secured first lien term loan facility ; and 2) a $70.0 million senior secured revolving facility ("Credit facilities"). Proceeds from these Credit facilities were used to repay the outstanding balances under the 2021 Credit Agreement and redeem a portion of the Company's redeemable senior preferred stock (see Note 9. Redeemable Securities). In accordance with ASC 470, the Company determined on a creditor-by-creditor basis that the 2024 Credit Agreement was both a debt modification and extinguishment of the 2021 Credit Agreement. The Company expensed $3.8 million of previously unamortized fees and $4.8 million of debt issuance costs related to the refinancing which is reported in debt extinguishment and modification in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.
Outstanding borrowings under the Credit agreement accrue interest using a base rate or a SOFR rate plus an applicable margin per year, subject to a SOFR rate floor of 0.50% per year. The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for SOFR and the rate used for base-rate borrowings.
The 2024 Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the loan parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of June 30, 2024, the Company was in compliance with the covenants in the 2024 Credit Agreement.
2021 Credit Agreement
On April 27, 2021, the Company entered into the 2021 Credit Agreement with Truist which provides for: 1) a $300.0 million Initial Term Loan; 2) a $290.0 million Delayed Draw Term Loan (together, the "Term Facility"); and 3) a $40.0 million senior secured revolving credit facility. The First Amendment to the Credit Agreement on May 20, 2021, clarified and provided further detail on the Credit Agreement's terms. The Second Amendment to the Credit Agreement on September 17, 2021, increased the amount of the Delayed Draw Term Loan facility by $30.0 million to $320.0 million. The additional Delayed Draw Term Loan is part of the same class of term loans made pursuant to the original commitments under the Credit Agreement. The third amendment amended the reference rate from LIBOR to SOFR and increased the revolving facility from $40.0 million to $65.0 million effecting June 30, 2023. The fourth amendment increased the principal balance by $50.0 million and increased the quarterly principal amortization payment from $1.6 million to $1.7 million. Outstanding borrowings from the 2021 Credit Agreement were repaid on May 16, 2024 as part of the refinancing and the Company was released from any related commitments, guarantees and security interests.
Outstanding borrowings under the Credit Agreement accrued interest using either a base rate or a SOFR rate plus an applicable margin per year, subject to a SOFR rate floor of 1.00% per year. Accrued interest is payable on each interest payment date (as defined in the Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for SOFR and the rate used for base-rate borrowings.
Proceeds from the Initial Term Loan were used to partially fund the refinancing of the Company's existing credit facilities as of April 27, 2021. Proceeds from the Delayed Draw Term Loan were used to fund the Company's acquisition of Finxera. Proceeds from the Fourth Amendment were used to repay the balance of the revolving credit facility (used to acquire the Plastiq business) and added additional cash for general corporate purposes.

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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended June 30,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Interest expense(1),(2)	$21,710	$17,765	$42,590	$35,464
(1)Included in interest expense is $1.2 million and $2.2 million related to the accretion of contingent consideration from acquisitions for the three and six months ended June 30, 2024, respectively, $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.8 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2023, respectively.

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
The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	June 30, 2024	December 31, 2023
Redeemable senior preferred stock	$88,064	$225,000
Accumulated unpaid dividend	20,735	43,498
Dividend payable	2,824	7,027
Redemption value	111,623	275,525
Less: unamortized discounts and issuance costs	(5,939)	(16,920)
Redeemable senior preferred stock, net of discounts and issuance costs:	$105,684	$258,605

The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
December 31, 2023	225	$258,605
Unpaid dividend on redeemable senior preferred stock	—	4,699
Accretion of discounts and issuance costs	—	841
Cash portion of dividend outstanding at March 31, 2024	—	7,122
Payment of cash portion of dividend outstanding at December 31, 2023	—	(7,027)
March 31, 2024	225	264,240
Redemption of senior preferred stock(1)	(137)	(166,268)
Unpaid dividend on redeemable senior preferred stock	—	1,871
Accretion of discounts and issuance costs	—	10,139
Cash portion of dividend outstanding at June 30, 2024	—	2,824
Payment of cash portion of dividend outstanding at March 31, 2024	—	(7,122)
June 30, 2024	88	$105,684
(1)On May 16, 2024, the Company used proceeds totaling $170.0 million from the refinancing (see Note 8. Debt Obligations) to redeem a portion of the redeemable senior preferred stock. The redemption consisted of $136.9 million of redeemable senior preferred stock, $29.4 million for accumulated unpaid dividend, and $2.2 million of cash dividend and $1.5 million of accumulated unpaid dividend for the quarter ending June 30, 2024.
The dividend rate as of June 30, 2024 and December 31, 2023, was 17.6% and 17.7% respectively.
The following table provides a summary of the dividends for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Dividends paid in cash(1)	$5,068	$6,473	$12,190	$12,567
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	3,358	4,461	8,057	8,844
Dividends declared	$8,426	$10,934	$20,247	$21,411
(1)Dividend payable for the three months ended June 30, 2024 of $2.8 million was paid on July 1, 2024.
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
In 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of June 30, 2024, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

10.    Income Taxes
The Company's consolidated effective income tax rate for the three and six months ended June 30, 2024, was 71.7% and 45.2%, respectively, compared to a consolidated effective income tax rate of 135.1% and 201.3% for the three and six months ended June 30, 2023, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets, and certain forecasted nondeductible expenses.
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
Based on management's assessment, as of June 30, 2024, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2024 and December 31, 2023, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, PRTH's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. There have been no shares repurchased under this plan since December 2022. As of June 30, 2024, the Company has purchased 1,309,374 shares for $5.7 million under this plan.

12.    Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$1,730	$1,735	$3,258	$3,657
Incentive units compensation expense	85	—	178	—
ESPP compensation expense	14	11	26	25
Total	$1,829	$1,746	$3,462	$3,682
Income tax benefit for stock-based compensation was immaterial for the three months ended June 30, 2024 and 2023. No stock-based compensation has been capitalized.

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
Under the 2021 Stock Purchase Plan, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months and the first offering period began on January 10, 2022. The 2021 Stock Purchase Plan provides eligible employees the opportunity to purchase shares of the Company's Common stock at 95% of the lesser of the fair value on the first and last trading day of each offering period.
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

On October 31, 2023, a lawsuit was filed alleging that the Board breached its fiduciary duties by approving the above mentioned exchange transaction. The Company denied any wrongdoing. The lawsuit was settled on January 30, 2024, wherein the Company agreed to unwind the exchange transaction and received previously issued shares of common stock of the Company and promissory notes for the amount of cash paid from the CEO, COO and others in exchange of the reissuance of PHOT redeemable preferred units. The returned shares of common stock of the Company are recorded as treasury stock at their closing market price as of the settlement date of January 30, 2024. The reissued PHOT redeemable preferred units are recorded as redeemable NCI at their estimated fair value as of the settlement date on the Company’s Unaudited Consolidated Balance Sheets.
As of May 30, 2024, the Company approved redemption of PHOT redeemable preferred units for cash, common stock of the Company or a combination of both, at the sole discretion of the Company. The redeemable preferred units were accreted to their redemption value of $5.9 million as of May 30, 2024, through net loss available to common stockholders in the Company’s Unaudited Statements of Operations and Comprehensive Loss. The exchange value of the Company's common stock was established based on the 30-day volume weighted average close price adjusted for market illiquidity. As of June 30, 2024, the PHOT redeemable preferred units held by the CEO were redeemed in cash for $2.1 million, the promissory notes were cancelled and other holders are expected to receive their redemption consideration at a later date.

14.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $21.6 million in 2024 and $25.6 million in 2025.
Annual Commitment with Vendor
Effective January 1, 2022, the Company entered into a three year business cooperation agreement with a vendor to resell its services. Under the agreement, the Company purchased vendor services worth $1.5 million for the year ended December 31, 2023, and is committed to purchase vendor services worth $2.3 million in 2024.
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $0.0 million as of June 30, 2024 and December 31, 2023. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of June 30, 2024 and December 31, 2023, the Company has contributed $0.0 million and $11.8 million, respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.

Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities
December 31, 2023	$13,438
Accretion of contingent consideration	972
Payment of contingent consideration	(3,071)
March 31, 2024	11,339
Accretion of discount on contingent consideration	1,240
Payment of contingent consideration	(1,085)
June 30, 2024	$11,494
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
The Company is involved in a case that was filed on October 11, 2023 and is currently pending in the United States District Court for the Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale is an agent of Priority, PPS and Wells Fargo and that it made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. As of August 8, 2024, the financial impact, if any, of the outcome of this legal proceeding is neither probable nor estimable.
Concentration of Risks
The Company's revenue is substantially derived from processing Visa and Mastercard bankcard transactions. Because the Company is not a member bank, in order to process these bankcard transactions, the Company maintains sponsorship agreements with member banks which require, among other things, that the Company abide by the by-laws and regulations of the card associations.
As of June 30, 2024, the Company's customer account balances of $746 million are maintained in FDIC insured eligible accounts with certain FIs (refer to Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations) A majority of the Company's cash and restricted cash is held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

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
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	June 30, 2024	December 31, 2023
Contingent consideration, current portion	Level 3	$5,026	$5,951
Contingent consideration, noncurrent portion	Level 3	6,468	7,487
Total contingent consideration		$11,494	$13,438
During the three and six months ended June 30, 2024, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $7.2 million and $5.2 million at June 30, 2024 and December 31, 2023, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility was estimated to be $835.0 million and $651.9 million at June 30, 2024 and December 31, 2023, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
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
•B2B Payments – provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank and Mastercard) in addition to improving cash flow by providing instant access to working capital.
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
Due to the recent acquisitions, growth, implementation of a shared services model and management of a single unified commerce engine across our payments infrastructure, the costs of operating overhead and shared services becomes less identifiable at the segment level. Therefore, the process of review of the CODM was updated during the quarter. The CODM's review of segment performance and allocation of resources are based on adjusted earnings before interest, income tax and depreciation and amortization expenses ("EBITDA"). Adjusted EBITDA at each segment level includes revenues of the segment, less costs of revenue (excluding depreciation and amortization) and operating expenses that are directly related to those revenues. Operating overhead and shared costs are managed centrally and included in the corporate segment. All comparative periods have been adjusted to reflect this update.
Information on reportable segments and reconciliations to income (loss) before income taxes are as follows:

	Three Months Ended June 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$155,101	$21,881	$43,670	$—	$(785)	$219,867
Adjusted EBITDA	$28,597	$1,530	$37,244	$(15,820)	$—	$51,551

	Three Months Ended June 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$147,948	$2,974	$31,438	$—	$(70)	$182,290
Adjusted EBITDA	$28,434	$608	$25,728	$(13,677)	$—	$41,093

	Six Months Ended June 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$299,105	$43,225	$84,660	$—	$(1,404)	$425,586
Adjusted EBITDA	$53,620	$3,276	$71,971	$(30,976)	$—	$97,891

	Six Months Ended June 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$302,881	$5,760	$58,744	$—	$(67)	$367,318
Adjusted EBITDA	$56,836	$518	$48,096	$(26,717)	$—	$78,733

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Segment measure of profit or loss to income (loss) before income taxes
Total consolidated Adjusted EBITDA	$51,551	$41,093	$97,891	$78,733
Interest expense	(21,710)	(17,765)	(42,590)	(35,464)
Depreciation and amortization	(15,244)	(17,980)	(30,497)	(36,028)
Debt modification and extinguishment expenses	(8,623)	—	(8,623)	—
Selling, general and administrative (non-recurring)	(636)	(1,859)	(1,435)	(2,296)
Non-cash stock based compensation	(1,829)	(1,746)	(3,462)	(3,682)
Other non-recurring loss, net	—	—	—	(159)
Income before income taxes	$3,509	$1,743	$11,284	$1,104

17.    Loss per Common Share
The following tables set forth the computation of the Company's basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$994	$(612)	$6,187	$(1,118)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(18,565)	(11,765)	(31,227)	(23,060)
Less: Return on redeemable NCI in consolidated subsidiary	(58)	—	(639)	—
Net loss attributable to common stockholders	$(17,629)	$(12,377)	$(25,679)	$(24,178)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	77,736	78,292	77,878	78,213
Loss per common share	$(0.23)	$(0.16)	$(0.33)	$(0.31)

(1)The weighted-average common shares outstanding includes 1,803,841 warrants (refer to Note 9. Redeemable Senior Preferred Stock and Warrants).
For the three and six months ended June 30, 2024 and 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. Potentially anti-dilutive securities that were excluded from the Company's loss per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Outstanding warrants on Common Stock(1)	—	3,557	—	3,557
Outstanding options and warrants issued to adviser(2)	—	600	—	600
Restricted stock awards(3)	889	1,159	946	1,018
Outstanding stock option awards(3)	866	916	865	919
Total	1,755	6,232	1,811	6,094
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

Results of Operations
This section includes certain components of our results of operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenues
For the three months ended June 30, 2024, our consolidated revenue of $219.9 million increased by $37.6 million, or 20.6%, from $182.3 million for the three months ended June 30, 2023. This overall increase was mainly driven by increase in merchant bankcard volume in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment, and acquisition of the Plastiq business during Q3 2023 in our B2B Payments Segment.
For the six months ended June 30, 2024, our consolidated revenue of $425.6 million increased by $58.3 million, or 15.9%, from $367.3 million for the six months ended June 30, 2023. This overall increase was mainly driven by increase in merchant bankcard volume in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment, and acquisition of the Plastiq business during Q3 2023 in our B2B Payments Segment.

The following table presents our revenues by type:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Revenue Type:
Merchant card fees	$169,246	$144,524	$24,722	$327,193	$294,168	$33,025
Money transmission services	31,340	23,718	7,622	60,484	45,124	15,360
Outsourced services and other services	16,256	10,582	5,674	31,921	21,587	10,334
Equipment	3,025	3,466	(441)	5,988	6,439	(451)
Total revenues	$219,867	$182,290	$37,577	$425,586	$367,318	$58,268
Merchant card fees
Merchant card fees revenue for the three months ended June 30, 2024 was $169.2 million, an increase of $24.7 million, or 17.1%, from $144.5 million for the three months ended June 30, 2023. This increase was primarily driven by an increase in the transaction count processed by the Company, rate increases, and the acquisition of the Plastiq business during Q3 2023.
Merchant card fees revenue for the six months ended June 30, 2024 was $327.2 million an increase of $33.0 million or 11.2%, from $294.2 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in the transaction count processed by the Company, rate increases, and the acquisition of the Plastiq business during Q3 2023.
Money transmission services
Money transmission services for the three months ended June 30, 2024 was $31.3 million, an increase of $7.6 million, or 32.1%, from $23.7 million for the three months ended June 30, 2023. This increase was primarily driven by an increase in customer enrollments.
Money transmission services for the six months ended June 30, 2024 was $60.5 million, an increase of $15.4 million, or 34.0%, from $45.1 million for the six months ended June 30, 2023. This increase was primarily driven by an increase in customer enrollments.
Outsourced services and other services revenue
Outsourced services and other services revenue of $16.3 million for the three months ended June 30, 2024 increased by $5.7 million, or 53.6%, from $10.6 million for the three months ended June 30, 2023, primarily due to growth in interest income due to higher interest rates and deposit balances.
Outsourced services and other services revenue of $31.9 million for the six months ended June 30, 2024 increased by $10.3 million, or 47.9%, from $21.6 million for the six months ended June 30, 2023, primarily due to growth in interest income due to higher interest rates and deposit balances.
Equipment
Equipment revenue of $3.0 million for the three months ended June 30, 2024 decreased by $0.4 million, or 12.7%, from $3.5 million for the three months ended June 30, 2023. The decrease was primarily due to decreased sales of point-of-sale equipment.
Equipment revenue of $6.0 million for the six months ended June 30, 2024 decreased by $0.5 million, or 7.0% from $6.4 million for the six months ended June 30, 2023. The decrease was primarily due to decreased sales of point-of-sale equipment.

Operating expenses were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$138,118	$115,281	$22,837	$267,416	$237,247	$30,169
Salary and employee benefits	22,119	19,109	3,010	44,269	38,157	6,112
Depreciation and amortization	15,244	17,980	(2,736)	30,497	36,028	(5,531)
Selling, general and administrative	11,212	10,787	425	22,207	19,905	2,302
Total operating expenses	$186,693	$163,157	$23,536	$364,389	$331,337	$33,052
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $138.1 million for the three months ended June 30, 2024 increased by $22.8 million, or 19.8%, from $115.3 million for the three months ended June 30, 2023, primarily due to corresponding increase in revenues.
Cost of revenue (excludes depreciation and amortization) of $267.4 million for the six months ended June 30, 2024 increased by $30.2 million, or 12.7%, from $237.2 million for the six months ended June 30, 2023, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $22.1 million for the three months ended June 30, 2024 increased by $3.0 million, or 15.8%, from $19.1 million for the three months ended June 30, 2023, primarily due to merit increases, certain performance based non-recurring bonuses and increased headcount from the acquisition of the Plastiq business during Q3 2023.
Salary and employee benefits expense of $44.3 million for the six months ended June 30, 2024 increased by $6.1 million, or 16.0%, from $38.2 million for the six months ended June 30, 2023, primarily due to merit increases, certain performance based non-recurring bonuses and increased headcount from the acquisition of the Plastiq business during Q3 2023.
Depreciation and amortization expense
Depreciation and amortization expense of $15.2 million for the three months ended June 30, 2024 decreased by $2.7 million, or 15.2%, from $18.0 million for the three months ended June 30, 2023, primarily due to full amortization of certain intangible assets during 2023.
Depreciation and amortization expense of $30.5 million for the six months ended June 30, 2024 decreased by $5.5 million, or 15.4%, from $36.0 million for the six months ended June 30, 2023, primarily due to full amortization of certain intangible assets during 2023.
Selling, general and administrative
Selling, general and administrative expenses of $11.2 million for the three months ended June 30, 2024 increased by $0.4 million, or 3.9%, from $10.8 million for the three months ended June 30, 2023, primarily due to certain software and maintenance expenses and other expenses to support overall growth of the Company.
Selling, general and administrative expenses of $22.2 million for the six months ended June 30, 2024 increased by $2.3 million, or 11.6%, from $19.9 million for the six months ended June 30, 2023, primarily due to certain software and maintenance expenses and other expenses to support overall growth of the Company.

Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Other (expense) income
Interest expense	$(21,710)	$(17,765)	$(3,945)	$(42,590)	$(35,464)	$(7,126)
Debt extinguishment and modification costs	(8,623)	—	(8,623)	(8,623)	—	(8,623)
Other income, net	668	375	293	1,300	587	713
Total other expense, net	$(29,665)	$(17,390)	$(12,275)	$(49,913)	$(34,877)	$(15,036)
Interest expense
Interest expense of $21.7 million for the three months ended June 30, 2024 increased by $3.9 million, or 22.2%, from $17.8 million for the three months ended June 30, 2023, due to increased interest rates and increased outstanding balance for the term loan facility used for the acquisition of the Plastiq business and redemption of redeemable senior preferred stock, offset by a decrease in the revolving credit facility.
Interest expense of $42.6 million for the six months ended June 30, 2024 increased by $7.1 million, or 20.1%, from $35.5 million for the six months ended June 30, 2023, due to increased interest rates and increased outstanding balance for the term loan facility used for the acquisition of the Plastiq business and redemption of redeemable senior preferred stock, offset by a decrease in the revolving credit facility.
Debt extinguishment and modification costs
Debt extinguishment and modification costs of $8.6 million for the three months and six months ended June 30, 2024, relates to the refinancing of the Company's credit facilities on May 16, 2024.
Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Income before income taxes	$3,509	$1,743	$1,766	$11,284	$1,104	$10,180
Income tax expense	$2,515	$2,355	$160	$5,097	$2,222	$2,875
Effective tax rate	71.7%	135.1%		45.2%	201.3%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2024 is 41.0% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2024 interest expense. The effective tax rate for 2024 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2024 may not be indicative of our effective tax rate for future periods.

Segment Results
The CODM's review of segment performance and allocation of resources are based on the Adjusted EBITDA (a non-GAAP financial measure). Adjusted EBITDA at each segment level includes revenues of the segment, less costs of revenue (excluding depreciation and amortization) and operating expenses that are directly related those revenues. Operating overhead and shared costs are managed centrally and included in corporate segment.
This non-GAAP financial measure helps to illustrate the underlying financial and business trends relating to results of operations of the Company and therefore used as a measure of segment profit or loss for the purposes of evaluation of segment performance and allocation of resources.
SMB Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$155,101	$147,948	$7,153	$299,105	$302,881	$(3,776)
Adjusted EBITDA	$28,597	$28,434	$163	$53,620	$56,836	$(3,216)
Key Indicators:
Merchant bankcard processing dollar value	$15,791,635	$15,111,781	$679,854	$30,579,730	$30,332,495	$247,235
Merchant bankcard transaction count	193,841	180,343	13,498	369,069	343,749	25,320
Revenues
Revenue from our SMB Payments segment was $155.1 million for the three months ended June 30, 2024, compared to $147.9 million for the three months ended June 30, 2023. The increase of $7.2 million, or 4.8%, was primarily driven by increased transaction count and processed merchant bankcard dollar value. The Company's merchant card fee revenue from the SMB Payments segment ($150.7 million for 2024 and $143.5 million for 2023) as a percentage of merchant bankcard processing dollar value during 2024 remained consistent at 0.95%.

Revenue from our SMB Payments segment was $299.1 million for the six months ended June 30, 2024, compared to $302.9 million for the six months ended June 30, 2023. The decrease of $3.8 million, or 1.2%, was primarily driven by a decrease in certain incentives, decrease in rates as the Company's merchant card fee revenue from the SMB Payments segment ($290.5 million for 2024 and $292.2 million for 2023) as a percentage of merchant bankcard processing dollar value during 2024 decrease to 0.95% from 0.96% during 2023, mainly due to changes in merchant and card mix, and decrease in equipment revenue. These decreases are partially offset by additional revenue from increases in transaction count and processed merchant bankcard dollar value.
Adjusted EBITDA
Adjusted EBITDA from our SMB Payments segment was $28.6 million for the three months ended June 30, 2024, compared to $28.4 million for the three months ended June 30, 2023. The increase of $0.2 million or 0.6% was primarily driven by increased merchant card fee revenue and $0.3 million decrease in selling, general and administrative expenses, offset by mix related margin compression and a $0.5 million increase in salaries and benefit expenses.
Adjusted EBITDA from our SMB Payments segment was $53.6 million for the six months ended June 30, 2024, compared to $56.8 million for the six months ended June 30, 2023. The decrease of $3.2 million or 5.7% was primarily driven by a decrease in certain incentive revenues and mix related margin compression. Other operating expenses of the segment remained consistent.

B2B Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$21,881	$2,974	$18,907	$43,225	$5,760	$37,465
Adjusted EBITDA	$1,530	$608	$922	$3,276	$518	$2,758

Key Indicators:
B2B issuing dollar volume	$249,454	$216,358	$33,096	$477,266	$414,904	$62,362
B2B issuing transaction count	242	282	$(40)	482	562	$(80)
Revenues
Revenue from our B2B Payments segment was $21.9 million for the three months ended June 30, 2024, compared to $3.0 million for the three months ended June 30, 2023. The increase of $18.9 million was primarily driven by revenue from the Plastiq business and growth in CPX business.
Revenue from our B2B Payments segment was $43.2 million for the six months ended June 30, 2024, compared to $5.8 million for the six months ended June 30, 2023. The increase of $37.5 million was primarily driven by revenue from the Plastiq business and growth in CPX business.
Adjusted EBITDA
Adjusted EBITDA from our B2B Payments segment of $1.5 million for the three months ended June 30, 2024, compared to $0.6 million for the three months ended June 30, 2023. The increase in Adjusted EBITDA of $0.9 million was contributed by both CPX business for $0.2 million and Plastiq business for $0.7 million. The Plastiq business was acquired during Q3 2023.
Adjusted EBITDA from our B2B Payments segment of $3.3 million for the six months ended June 30, 2024, compared to $0.5 million for the six months ended June 30, 2023.The increase in Adjusted EBITDA of $2.8 million was contributed by both the CPX business for $1.6 million and the Plastiq business for $1.2 million. The Plastiq business was acquired during Q3 2023.
Enterprise Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues	$43,670	$31,438	$12,232	$84,660	$58,744	$25,916
Adjusted EBITDA	$37,244	$25,728	$11,516	$71,971	$48,096	$23,875

Key Indicators:
Average billed clients	782,466	520,028	262,438	753,531	492,622	260,909
Average new enrollments	55,089	53,374	1,715	53,563	49,661	3,902
Revenues
Revenue from our Enterprise Payments segment was $43.7 million for the three months ended June 30, 2024, compared to $31.4 million for the three months ended June 30, 2023. The increase of $12.2 million or 38.9%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.

Revenue from our Enterprise Payments segment was $84.7 million for the six months ended June 30, 2024, compared to $58.7 million for the six months ended June 30, 2023. The increase of $25.9 million or 44.1%, was primarily driven by an increase in billed clients and customer enrollments, and growth in interest income due to higher interest rates and deposit balances.
Adjusted EBITDA
Adjusted EBITDA from our Enterprise Payments segment was $37.2 million for the three months ended June 30, 2024, compared to $25.7 million for the three months ended June 30, 2023. The increase of $11.5 million or 44.8%, was primarily driven by increases in revenues.
Adjusted EBITDA from our Enterprise Payments segment was $72.0 million for the six months ended June 30, 2024, compared to $48.1 million for the six months ended June 30, 2023. The increase of $23.9 million or 49.6%, was primarily driven by increases in revenues.

	Three Months Ended June 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$28,597	$1,530	$37,244	$(15,820)	$51,551
Interest expense	—	(1,241)	—	(20,469)	(21,710)
Depreciation and amortization	(8,541)	(1,261)	(4,087)	(1,355)	(15,244)
Debt modification and extinguishment expenses	—	—	—	(8,623)	(8,623)
Selling, general and administrative (non-recurring)	—	—	—	(636)	(636)
Non-cash stock based compensation	(4)	(109)	(32)	(1,684)	(1,829)
Income (loss) before taxes	$20,052	$(1,081)	$33,125	$(48,587)	$3,509

	Three Months Ended June 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$28,434	$608	$25,728	$(13,677)	$41,093
Interest expense	—	—	(117)	(17,648)	(17,765)
Depreciation and amortization	(9,151)	(17)	(6,319)	(2,493)	(17,980)
Selling, general and administrative (non-recurring)	—	—	—	(1,859)	(1,859)
Non-cash stock based compensation	(112)	(7)	(65)	(1,562)	(1,746)
Income (loss) before taxes	$19,171	$584	$19,227	$(37,239)	$1,743

	Six Months Ended June 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$53,620	$3,276	$71,971	$(30,976)	$97,891
Interest expense	—	(2,214)	—	(40,376)	$(42,590)
Depreciation and amortization	(17,127)	(2,731)	(8,126)	(2,513)	$(30,497)
Debt modification and extinguishment expenses	—	—	—	(8,623)	$(8,623)
Selling, general and administrative (non-recurring)	—	—	—	(1,435)	$(1,435)
Non-cash stock based compensation	(8)	(227)	(65)	(3,162)	$(3,462)
Income (loss) before taxes	$36,485	$(1,896)	$63,780	$(87,085)	$11,284

	Six Months Ended June 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$56,836	$518	$48,096	$(26,717)	$78,733
Interest expense	—	—	(230)	(35,234)	$(35,464)
Depreciation and amortization	(18,417)	(37)	(12,624)	(4,950)	$(36,028)
Selling, general and administrative (non-recurring)	—	—	—	(2,296)	$(2,296)
Non-cash stock based compensation	(294)	(201)	(129)	(3,058)	$(3,682)
Other non-recurring loss, net	—	—	—	(159)	$(159)
Income (loss) before taxes	$38,125	$280	$35,113	$(72,414)	$1,104

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these critical accounting policies and estimates as of June 30, 2024.

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
Our working capital, defined as current assets less current liabilities, was $23.6 million at June 30, 2024 and $3.4 million at June 30, 2023. As of June 30, 2024, we had cash totaling $34.6 million compared to $17.6 million at June 30, 2023. These cash balances do not include restricted cash of $12.6 million and $12.4 million at June 30, 2024 and June 30, 2023, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $8.4 million and $6.2 million at June 30, 2024 and June 30, 2023, respectively. At June 30, 2024, we had availability of approximately $70.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative six month periods.

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$42,007	$46,857
Investing activities	(20,598)	(13,082)
Financing activities	18,149	144,138
Net (decrease) increase in cash and cash equivalents and restricted cash	$39,558	$177,913
Cash Provided by Operating Activities
Net cash provided by operating activities was $42.0 million for the six months ended June 30, 2024 compared to $46.9 million for the six months ended June 30, 2023. The $4.9 million decrease in 2024 was primarily driven by changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $20.6 million and $13.1 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, investing activities included additions to property, equipment and software of $11.7 million, $1.4 million related to net payments received on loans to ISOs and $7.5 million related to the acquisition of intangible assets and an investment in an unconsolidated entity. For the six months ended June 30, 2023, net cash used in investing activities included $2.7 million of cash used to fund acquisitions of intangible assets, $9.9 million of cash used to acquire property, equipment and software and $0.5 million related to net payments received on loans to ISOs.
Cash Provided by Financing Activities
Net cash used in financing activities was $18.1 million for the six months ended June 30, 2024, compared to $144.1 million of cash provided by financing activities for the six months ended June 30, 2023. The net cash used in financing activities for the six months ended June 30, 2024 included changes in the net obligations for funds held on the behalf of customers of $40.9 million and borrowings under the 2024 Credit Agreement net of issue discounts of $830.2 million, offset by $661.9 million of cash used for the repayment of the principal of the 2021 Credit Agreement and debt issuance and modification costs related to the refinancing, $167.8 million related to the redemption of senior preferred stock and accumulated unpaid dividend, $2.1 million for the redemption of redeemable NCI in subsidiary, $16.4 million of cash dividends paid to redeemable senior preferred stockholders, $0.6 million of cash used for shares withheld for taxes and $4.2 million of payments of contingent consideration. The net cash provided by financing activities for the six months ended June 30, 2023 included $15.5 million of cash used for the repayment of debt, $17.9 million of cash dividends paid to redeemable senior preferred stockholders, $1.0 million of cash used for shares withheld for taxes and share repurchases, and $2.0 million of payments of contingent consideration for business combinations, which was offset by changes in the net obligations for funds held on the behalf of customers of $175.5 million and $5.0 million in borrowings under the revolving credit facility.

Long-term Debt
As of June 30, 2024, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $817.4 million, compared to $638.7 million at December 31, 2023, resulting in an increase of $178.7 million. The increase is due to the refinancing of the 2021 Credit Agreement on May 16, 2024. The debt balance at June 30, 2024 consisted of $835.0 million outstanding under the term facility offset by $17.6 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures on May 16, 2031 and the revolving credit facility matures on May 16, 2029.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of June 30, 2024, the Company was in compliance with the covenants in the 2024 Credit Agreement.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As of June 30, 2024, the public float of the Company exceeded $75.0 million resulting in a change in the filing status of the Company to an accelerated filer.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	54,219	$3.23	—	690,296
May 1-31, 2024	3,079	$3.21	—	690,296
June 1-30, 2024	—	$—	—	690,296
Total	57,298	$3.18	—
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
10.25
Credit and Guaranty Agreement, dated as of May 16, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent and Collateral Agent.

21.1*	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

August 8, 2024	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

August 8, 2024	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)