Form 10-Q
period 2024-09-30
Priority Technology Holdings, Inc.
filed 2024-11-07
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
OR
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
 Yes  ☐    No  ☒
 As of November 1, 2024, the number of the registrant's Common Stock outstanding was 77,165,973.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
Amended Certificate of Designation	Amended and Restated Certificate of Designation of Senior Preferred Stock effective as of June 30, 2023
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
CODM	Chief operating decision maker
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024
2021 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021 (as amended)
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
MTL	Money Transmission Licenses
NCI	Non-controlling interests in consolidated subsidiaries
PHOT	Priority Hospitality Technology, LLC
Plastiq	Acquisition of Plastiq, Inc. and certain of its affiliates
2024 Revolving credit facility	$70.0 million line issued under the 2024 Credit Agreement
2021 Revolving credit facility	$65.0 million line issued under the 2021 Credit Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes–Oxley Act of 2002
SMB	Small to medium-sized businesses
2021 Term facility	$620.0 million senior secured term loan facility issued under the 2021 Credit Agreement (including $320.0 million delayed draw facility)

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$41,072	$39,604
Restricted cash	13,398	11,923
Accounts receivable, net of allowances of $7,887 and $5,289, respectively	73,393	58,551
Prepaid expenses and other current assets	19,103	13,273
Current portion of notes receivable, net of allowance of $0 and $0, respectively	2,567	1,468
Settlement assets and customer/subscriber account balances	879,361	756,475
Total current assets	1,028,894	881,294
Notes receivable, less current portion	3,727	3,728
Property, equipment and software, net	51,603	44,680
Goodwill	376,091	376,103
Intangible assets, net	248,819	273,350
Deferred income taxes, net	25,477	22,533
Other noncurrent assets	25,058	13,649
Total assets	$1,759,669	$1,615,337
Liabilities, Redeemable Senior Preferred Stock, Redeemable NCI, and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$67,009	$52,643
Accrued residual commissions	35,818	33,025
Customer deposits and advance payments	4,205	3,934
Current portion of long-term debt	8,350	6,712
Settlement and customer/subscriber account obligations	875,815	755,754
Total current liabilities	991,197	852,068
Long-term debt, net of current portion, discounts and debt issuance costs	808,081	631,965
Other noncurrent liabilities	19,241	18,763
Total liabilities	1,818,519	1,502,796
Commitments and contingencies (Note 14)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value; 250,000 shares authorized; 225,000 shares issued at September 30, 2024 and December 31, 2023; 88,064 and 225,000 shares outstanding at September 30, 2024 and December 31, 2023, respectively	105,098	258,605
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 81,440,659 and 79,589,055 shares issued at September 30, 2024 and December 31, 2023, respectively; and 77,092,558 and 76,956,889 shares outstanding at September 30, 2024 and December 31, 2023, respectively	77	77
Treasury stock at cost, 4,348,101 and 2,632,166 shares at September 30, 2024 and December 31, 2023, respectively	(19,278)	(12,815)
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(66)	(29)
Accumulated deficit	(146,571)	(134,951)
Total stockholders' deficit attributable to stockholders of Priority	(165,838)	(147,718)
Non-controlling interests in consolidated subsidiaries	1,890	1,654
Total stockholders' deficit	(163,948)	(146,064)
Total liabilities, redeemable senior preferred stock, redeemable NCI and stockholders' deficit	$1,759,669	$1,615,337

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$227,049	$189,015	$652,635	$556,333
Operating expenses
Cost of revenue (excludes depreciation and amortization)	141,070	116,682	408,486	353,929
Salary and employee benefits	21,748	20,129	66,017	58,286
Depreciation and amortization	13,733	17,275	44,230	53,303
Selling, general and administrative	12,413	11,423	34,620	31,328
Total operating expenses	188,964	165,509	553,353	496,846
Operating income	38,085	23,506	99,282	59,487
Other (expense) income
Interest expense	(23,246)	(19,997)	(65,836)	(55,461)
Debt extinguishment and modification costs	(43)	—	(8,666)	—
Other income, net	711	732	2,011	1,319
Total other expense, net	(22,578)	(19,265)	(72,491)	(54,142)
Income before income taxes	15,507	4,241	26,791	5,345
Income tax expense	4,899	4,328	9,996	6,550
Net income (loss)	10,608	(87)	16,795	(1,205)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(5,121)	(12,192)	(36,348)	(35,252)
Less: Return on redeemable NCI in consolidated subsidiary	—	—	(639)	—
Net income (loss) attributable to common stockholders	5,487	(12,279)	(20,192)	(36,457)
Other comprehensive income ( loss)
Foreign currency translation adjustments	(28)	(65)	(37)	(34)
Comprehensive income (loss)	$5,459	$(12,344)	$(20,229)	$(36,491)

Earnings (loss) per common share:
Basic	$0.07	$(0.16)	$(0.26)	$(0.47)
Diluted	$0.07	$(0.16)	$(0.26)	$(0.47)

Weighted-average common shares outstanding:
Basic	77,973	78,381	77,910	78,270
Diluted	80,095	78,381	77,910	78,270

See Notes to Unaudited Consolidated Financial Statement

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	1,540	—	—	1,540	—	1,540
ESPP compensation and vesting of stock-based compensation	429	—	—	—	49	—	—	49	—	49
Shares withheld for taxes	(123)	—	123	(421)	—	—	—	(421)	—	(421)
Exchange for PHOT redeemable NCI	(1,428)	(1)	1,428	(5,255)	(581)	—	—	(5,837)	—	(5,837)
Dividends on redeemable senior preferred stock	—	—	—	—	(11,821)	—	—	(11,821)	—	(11,821)
Accretion of redeemable senior preferred stock	—	—	—	—	(841)	—	—	(841)	—	(841)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of negative additional paid in capital	—	—	—	—	11,654	—	(11,654)	—	—	—
Net income	—	—	—	—	—	—	5,193	5,193	—	5,193
March 31, 2024	75,835	$76	4,183	$(18,491)	$—	$(42)	$(141,412)	$(159,869)	$1,747	$(158,122)
Equity-classified stock-based compensation	—	—	—	—	1,744	—	—	1,744	—	1,744
ESPP compensation and vesting of stock-based compensation	190	—	—	—	60	—	—	60	—	60
Shares withheld for taxes	(57)	—	57	(182)	—	—	—	(182)	—	(182)
Redemption of PHOT redeemable NCI	—	—	—	—	3,765	—	—	3,765	—	3,765
Return on PHOT redeemable NCI	—	—	—	—	(58)	—	—	(58)		(58)
Dividends on redeemable senior preferred stock	—	—	—	—	(8,426)	—	—	(8,426)	—	(8,426)
Accretion of redeemable senior preferred stock	—	—	—	—	(10,139)	—	—	(10,139)	—	(10,139)
Issuance of profit interests/ common equity in subsidiaries	—	—	—	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	—	4	—	4	—	4
Reclassification of negative additional paid-in capital	—	—	—	—	13,054	—	(13,054)	—	—	—
Net income	—	—	—	—	—	—	994	994	—	994

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
June 30, 2024	75,968	$76	4,240	$(18,673)	$—	$(38)	$(153,472)	$(172,107)	$1,832	$(170,275)
Equity-classified stock-based compensation	—	—	—	—	1,358	—	—	1,358	—	1,358
ESPP compensation and vesting of stock-based compensation	419	—	—	—	56	—	—	56	—	56
Shares withheld for taxes	(108)	—	108	(605)	—	—	—	(605)	—	(605)
PHOT share issuance	813	1	—	—	—	—	—	1	—	1
Dividends on redeemable senior preferred stock	—	—	—	—	(4,786)	—	—	(4,786)	—	(4,786)
Accretion of redeemable senior preferred stock	—	—	—	—	(335)	—	—	(335)	—	(335)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	—	(28)	—	(28)	—	(28)
Reclassification of negative additional paid-in capital	—	—	—	—	3,707	—	(3,707)	—	—	—
Net loss	—	—	—	—	—	—	10,608	10,608	—	10,608
September 30, 2024	77,092	77	4,348	(19,278)	—	(66)	(146,571)	(165,838)	1,890	(163,948)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2022	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	1,936	—	—	1,936	—	1,936
ESPP compensation and vesting of stock-based compensation	517	—	—	—	37	—	—	37	—	37
Shares withheld for taxes	(157)	—	157	(777)	—	—	—	(777)	—	(777)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,477)	—	—	(10,477)	—	(10,477)
Accretion of redeemable senior preferred stock	—	—	—	—	(818)	—	—	(818)	—	(818)
Adjustment to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24	—	24
Net loss	—	—	—	—	—	—	(506)	(506)	—	(506)
March 31, 2023	76,404	$76	2,498	$(12,336)	$328	$24	$(102,714)	$(114,622)	$852	$(113,770)
Equity-classified stock-based compensation	—	—	—	—	1,746	—	—	1,746	—	1,746
ESPP compensation and vesting of stock-based compensation	192	—	—	—	43	—	—	43	—	43
Shares withheld for taxes	(65)	—	65	(241)	—	—	—	(241)	—	(241)
Dividends on redeemable senior preferred stock	—	—	—	—	(10,934)	—	—	(10,934)	—	(10,934)
Accretion of redeemable senior preferred stock	—	—	—	—	(831)	—	—	(831)	—	(831)
Foreign currency translation adjustment	—	—	—	—	—	7	—	7	—	7
Reclassification of negative additional paid-in capital	—	—	—	—	9,648	—	(9,648)	—	—	—
Net income	—	—	—	—	—	—	(612)	(612)	—	(612)
June 30, 2023	76,531	$76	2,563	$(12,577)	$—	$31	$(112,974)	$(125,444)	$852	$(124,592)
Equity-classified stock-based compensation	—	—	—	—	1,501	—	—	1,501	—	1,501
ESPP compensation and vesting of stock-based compensation	103	1	—	—	38	—	—	39	—	39
Shares withheld for taxes	—	—	1	—	—	—	—	—	—	—
Dividends on redeemable senior preferred stock	—	—	—	—	(11,348)	—	—	(11,348)	—	(11,348)
Accretion of redeemable senior preferred stock	—	—	—	—	(844)	—	—	(844)	—	(844)
Issuance of profit interest/common equity in subsidiaries	—	—	—	—	—	—	—	—	514	514
Foreign currency translation adjustment	—	—	—	—	—	(65)	—	(65)	—	(65)
Reclassification of negative additional paid in capital	—	—	—	—	10,653	—	(10,653)	—	—	—
Net income	—	—	—	—	—	—	(87)	(87)	—	(87)
September 30, 2023	76,634	$77	2,564	$(12,577)	$—	$(34)	$(123,714)	$(136,248)	$1,366	$(134,882)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$16,795	$(1,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of assets	44,230	53,303
Stock-based, ESPP and incentive units compensation	4,878	5,183
Amortization of debt issuance costs and discounts	2,250	2,812
Debt extinguishment and modification costs	8,666	—
Deferred income tax	(2,944)	(2,432)
Change in contingent consideration	3,280	906
Other non-cash items, net	(37)	(169)
Change in operating assets and liabilities:
Accounts receivable	(15,712)	17,931
Prepaid expenses and other current assets	(2,808)	(2,630)
Income taxes (receivable) payable	(3,000)	498
Notes receivable	(883)	(668)
Accounts payable and other accrued liabilities	12,864	302
Customer deposits and advance payments	271	3,802
Other assets and liabilities, net	(5,998)	(4,953)
Net cash provided by operating activities	61,852	72,680
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(28,182)
Additions to property, equipment and software	(17,044)	(15,268)
Notes receivable, net	(216)	151
Acquisitions of assets and other investing activities	(7,474)	(7,925)
Net cash used in investing activities	(24,734)	(51,224)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	830,200	—
Debt issuance and modification costs paid	(6,901)	(807)
Repayments of long-term debt	(656,460)	(4,650)
Borrowings under revolving credit facility	—	44,000
Repayments of borrowings under revolving credit facility	—	(23,500)
Redemption of PHOT redeemable NCI	(2,130)	—
Repurchases of shares withheld for taxes	(1,208)	(1,018)
Redemption of senior preferred stock	(136,936)	—
Redemption of accumulated unpaid dividend on redeemable senior preferred stock	(30,819)	—
Dividends paid to redeemable senior preferred stockholders	(22,099)	(17,908)
Settlement and customer/subscriber accounts obligations, net	116,065	165,610
Payment of contingent consideration related to business combination	(4,996)	(4,698)
Net cash provided by financing activities	84,716	157,029
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	121,834	178,485
Cash and cash equivalents and restricted cash at beginning of period	796,223	560,610
Cash and cash equivalents and restricted cash at end of period	$918,057	$739,095

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$41,072	$24,595
Restricted cash	13,398	13,890
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	863,587	700,610
Total cash and cash equivalents, and restricted cash	$918,057	$739,095

Supplemental cash flow information:
Cash paid for interest	$53,406	$54,670
Non-cash investing and financing activities:
Adjustment to value of profit interest units	$—	$596
Acquisition of intangible asset	$(5,751)	$193
Measurement period adjustment to purchase price	$12	$110
Cash portion of dividend payable for redeemable senior preferred stock(1)	$—	$6,810
Issuance of NCI	$236	$184
(1)Paid on October 2, 2023
See Notes to Unaudited Consolidated Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. is a holding company with no material operations of its own. Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is the payments and banking fintech that streamlines collecting, storing, lending and sending money through its innovative commerce engine to unlock revenue and generate operational success for businesses.
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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of September 30, 2024, there was no income attributable to NCI in accordance with the applicable operating agreements.
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
Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of the Indian subsidiary of the Company is the Indian Rupee (i.e. local currency of Republic of India). The functional currency of the Canadian subsidiaries of the Company is the Canadian Dollar. Accordingly, assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).

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
Profit Interest ASU 2024-01
In March 2024, the FASB issued ASU 2024-01, Profit Interest and Similar Awards ("ASU 2024-01"), to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope in paragraph 718-10-15-3 to determine whether profit interest and similar awards should be accounted for in accordance with Topic 718, Compensation- Stock Compensation. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the potential effects this guidance will have.

2.    Acquisition
Plastiq Acquisition
On May 23, 2023, Priority’s subsidiary, Plastiq, Powered by Priority, LLC (the "acquiring entity"), entered into a stalking horse equity and asset purchase agreement (the "Purchase Agreement") with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a buyer funded B2B payments platform offering bill pay and instant access to working capital to its customers and complements the Company's existing supplier-funded B2B payments business. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
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

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue Type:
Merchant card fees	$171,814	$146,974	$499,007	$441,142
Money transmission services	33,868	25,831	94,352	70,955
Outsourced services and other services(2)	18,063	13,181	49,984	34,768
Equipment	3,304	3,029	9,292	9,468
Total revenues(1)	$227,049	$189,015	$652,635	$556,333
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $13.8 million and $38.8 million of interest income on customer funds for the three and nine months ended September 30, 2024, respectively, and $9.7 million and $21.9 million for the three and nine months ended September 30, 2023, respectively, is included in outsourced services and other services revenue in the table above. Approximately $0.6 million and $1.8 million of interest income on corporate funds for the three and nine months ended September 30, 2024, respectively, and $0.5 million and $1.1 million three and nine months ended September 30, 2023, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended September 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$153,061	$—	$2,405	$3,304	$158,770
B2B Payments	18,924	—	3,219	—	22,143
Enterprise Payments	521	33,868	12,710	—	47,099
Eliminations	(692)	—	(271)	—	(963)
Total revenues	$171,814	$33,868	$18,063	$3,304	$227,049

	Nine Months Ended September 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$443,557	$—	$5,026	$9,292	$457,875
B2B Payments	55,895	—	9,473	—	65,368
Enterprise Payments	1,325	94,352	36,081	—	131,758
Eliminations	(1,770)	—	(596)	—	(2,366)
Total revenues	$499,007	$94,352	$49,984	$9,292	$652,635

	Three Months Ended September 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$136,292	$—	$920	$3,029	$140,241
B2B Payments	10,838	—	3,147	—	13,985
Enterprise Payments	124	25,831	9,219	—	35,174
Eliminations	(280)	—	(105)	—	(385)
Total revenues	$146,974	$25,831	$13,181	$3,029	$189,015

	Nine Months Ended September 30, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$428,524	$—	$5,130	$9,468	$443,122
B2B Payments	12,718	—	7,026	—	19,744
Enterprise Payments	179	70,955	22,785	—	93,919
Eliminations	(279)	—	(173)	—	(452)
Total revenues	$441,142	$70,955	$34,768	$9,468	$556,333
Deferred revenues were not material for the three and nine months ended September 30, 2024 and 2023.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.5 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.

Impairment losses recognized on contract assets arising from the Company's contracts with customers were not material for the three and nine months ended September 30, 2024 and 2023.
Impairment losses recognized on receivables arising from the Company's contracts with customers were $1.1 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, and were immaterial for the three and nine months ended September 30, 2023.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $10.8 million and $98.0 million at September 30, 2024 and December 31, 2023, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and nine months ended September 30, 2024 were $2.5 million and $8.9 million, respectively. Expenses for merchant losses for the three and nine months ended September 30, 2023 were $1.6 million and $3.7 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash in the Company's Unaudited Consolidated Balance Sheets. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $109.8 million and $69.0 million at September 30, 2024 and December 31, 2023, respectively. Company-owned bank accounts held $1.4 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
Exception items that the Company is still attempting to collect from the customers through the funds settlement process are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for these merchant losses for the three and nine months ended September 30, 2024 were $0.0 million and $0.3 million, respectively. Expenses for merchant losses for the three and nine months ended September 30, 2023 were not material.
The Company also accepts card payments from its B2B Payments segment customers and processes disbursements to their vendors within the Plastiq business. The time lag between authorization and settlement of card transactions creates certain receivables (from card networks) and payables (to the vendors of customers). These receivables and payables arise from the settlement activities that the Company performs on the behalf of its customers and therefore, are presented as settlement assets and related obligations.

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
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three and nine months ended September 30, 2024 were $0.0 million and $0.4 million, respectively. Expenses for merchant losses for the three and nine months ended September 30, 2023 were not material.
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $36.8 million and $19.6 million at September 30, 2024 and December 31, 2023, respectively.
The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$4,694	$2,705
Card settlements due from networks	10,150	8,185
Other settlement assets	930	889
Customer/subscriber account balances
Cash and cash equivalents	863,587	744,696
Total settlement assets and customer/subscriber account balances	$879,361	$756,475

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$847,168	$710,775
Subscriber account obligations	16,419	33,921
Total customer/subscriber account obligations	863,587	744,696
Due to customers' payees(2)	12,228	11,058
Total settlement and customer/subscriber account obligations	$875,815	$755,754
(1)Allowance for estimated losses was $8.2 million and $6.6 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $10.2 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $6.3 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 18.6% as of September 30, 2024 and December 31, 2023. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of September 30, 2024 and December 31, 2023, the Company had no allowance for doubtful notes receivable.
As of September 30, 2024, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending September 30,
2025	$2,567
2026	1,270
2027	1,304
2028	1,153
After 2028	—
Total	$6,294

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	September 30, 2024	December 31, 2023
Computer software	$100,399	$78,492
Equipment	11,474	10,377
Leasehold improvements	2,742	1,535
Furniture and fixtures	1,367	1,442
Property, equipment and software	115,982	91,846
Less: Accumulated depreciation	(66,500)	(56,442)
Capital work in-progress	2,121	9,276
Property, equipment and software, net	$51,603	$44,680

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$3,523	$2,763	$10,122	$8,335
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the nine months ended September 30, 2024 , certain fully depreciated assets were removed from service.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units:

(in thousands)	September 30, 2024	December 31, 2023
SMB Payments	$124,139	$124,139
Enterprise Payments	244,712	244,712
Plastiq (B2B Payments)	7,240	7,252
Total	$376,091	$376,103
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2023	$376,103
Plastiq adjustment	(12)
Balance at September 30, 2024	$376,091
As of September 30, 2024, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	September 30, 2024			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(46,280)	$136,059	14.6
Residual buyouts	143,564	(101,536)	42,028	6.2
Customer relationships	109,017	(94,724)	14,293	8.4
Merchant portfolios	83,350	(64,410)	18,940	6.5
Technology	57,639	(26,312)	31,327	8.7
Trade names	7,104	(3,032)	4,072	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$588,503	$(339,684)	$248,819	9.5
(1)These assets have an indefinite useful life.

	December 31, 2023			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(36,506)	$145,833	14.7
Residual buyouts	135,164	(92,699)	42,465	6.3
Customer relationships	109,017	(92,781)	16,236	8.4
Merchant portfolios	83,350	(56,139)	27,211	6.5
Technology	57,639	(22,712)	34,927	9.0
Trade names	7,104	(2,526)	4,578	11.7
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$580,103	$(306,753)	$273,350	9.7
(1)These assets have an indefinite useful life.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization expense(1)	$10,210	$14,512	$34,108	$44,968
(1)Included in amortization expense is $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively, related to the amortization of certain contract acquisition costs.
As of September 30, 2024, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

	September 30, 2024	December 31, 2023
2024 Credit Agreement
Term facility - matures May 16, 2031, interest rate of 9.81% at September 30, 2024	$832,913	$—
Revolving credit facility - $70.0 million line matures May 16, 2029, interest rate of 9.31% at September 30, 2024	—	—
2021 Credit Agreement - refinanced on May 16, 2024
Term facility - original maturity April 27, 2027, interest rate of 11.21% at December 31, 2023	—	654,373
Revolving credit facility - $65.0 million line, original Maturity April 27, 2026, interest rate of 10.20% at December 31, 2023	—	—
Total debt obligations	832,913	654,373
Less: current portion of long-term debt	(8,350)	(6,712)
Less: unamortized debt discounts and deferred financing costs	(16,482)	(15,696)
Long-term debt, net	$808,081	$631,965

2024 Credit Agreement
On May 16, 2024, the Company entered into a Credit Agreement ("2024 Credit Agreement") which provides 1) a $835.0 million senior secured first lien term loan facility ; and 2) a $70.0 million senior secured revolving facility ("Credit facilities"). Proceeds from these Credit facilities were used to repay the outstanding balances under the 2021 Credit Agreement and redeem a portion of the Company's redeemable senior preferred stock (see Note 9. Redeemable Securities). In accordance with ASC 470, the Company determined on a creditor-by-creditor basis that the 2024 Credit Agreement was both a debt modification and extinguishment of the 2021 Credit Agreement. The Company expensed $3.9 million of previously unamortized fees and $4.8 million of debt issuance costs related to the refinancing which is reported in debt extinguishment and modification in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of September 30, 2024, the Company was in compliance with the covenants in the 2024 Credit Agreement.
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense(1),(2)	$23,246	$19,997	$65,836	$55,461
(1)Included in interest expense is $1.1 million and $3.3 million related to the accretion of contingent consideration from acquisitions for the three and nine months ended September 30, 2024, respectively, $0.6 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.4 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, respectively.

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
The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	September 30, 2024	December 31, 2023
Redeemable senior preferred stock	$88,064	$225,000
Accumulated unpaid dividend	22,639	43,498
Dividend payable	—	7,027
Redemption value	110,703	275,525
Less: unamortized discounts and issuance costs	(5,605)	(16,920)
Redeemable senior preferred stock, net of discounts and issuance costs:	$105,098	$258,605

The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
December 31, 2023	225	$258,605
Unpaid dividend on redeemable senior preferred stock	—	4,699
Accretion of discounts and issuance costs	—	841
Cash portion of dividend outstanding at March 31, 2024	—	7,122
Payment of cash portion of dividend outstanding at December 31, 2023	—	(7,027)
March 31, 2024	225	264,240
Redemption of senior preferred stock(1)	(137)	(166,268)
Unpaid dividend on redeemable senior preferred stock	—	1,871
Accretion of discounts and issuance costs	—	10,139
Cash portion of dividend outstanding at June 30, 2024	—	2,824
Payment of cash portion of dividend outstanding at March 31, 2024	—	(7,122)
June 30, 2024	88	$105,684
Unpaid dividend on redeemable senior preferred stock	—	1,903
Accretion of discounts and issuance cost	—	335
Payment of cash portion of dividend outstanding at June 30, 2024	—	(2,824)
September 30, 2024	88	$105,098
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
The dividend rate as of September 30, 2024 and December 31, 2023, was 17.6% and 17.7% respectively.
The following table provides a summary of the dividends for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Dividends paid in cash(1)	$2,883	$6,810	$15,073	$19,377
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	1,903	4,538	9,960	13,382
Dividends declared	$4,786	$11,348	$25,033	$32,759
(1)Dividend payable for the three months ended September 30, 2023 was paid on October 2, 2023.
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

In 2021, the Company issued warrants to purchase up to 1,803,841 shares of the Common Stock, at an exercise price of $0.001. As of September 30, 2024, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.

10.    Income Taxes
The Company's consolidated effective income tax rate for the three and nine months ended September 30, 2024, was 31.6% and 37.3%, respectively, compared to a consolidated effective income tax rate of 102.1% and 122.5% for the three and nine months ended September 30, 2023, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets, and certain forecasted nondeductible expenses.
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
Based on management's assessment, as of September 30, 2024, the Company continues to record a full valuation allowance against non-deductible interest expense. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

11.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2024 and December 31, 2023, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. There have been no shares repurchased under this plan since December 2022. As of September 30, 2024, the Company has purchased 1,309,374 shares for $5.7 million under this plan.

12.    Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense	$1,345	$1,491	$4,603	$5,147
Incentive units compensation expense	58	—	236	—
ESPP compensation expense	13	10	39	36
Total	$1,416	$1,501	$4,878	$5,183
Income tax benefit for stock-based compensation was immaterial for the three and nine months ended September 30, 2024 and 2023. No stock-based compensation has been capitalized.
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
As of September 30, 2024, the Company had 3,121,189 shares available for issuance under the 2018 Plan.
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
As of September 30, 2024, the Company had 57,254 shares available for issuance under the 2021 Stock Purchase Plan.
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
As of May 30, 2024, the Company approved redemption of PHOT redeemable preferred units for cash, common stock of the Company or a combination of both, at the sole discretion of the Company. The redeemable preferred units were accreted to their redemption value of $5.9 million as of May 30, 2024, through net loss available to common stockholders in the Company’s Unaudited Statements of Operations and Comprehensive Income (Loss). The exchange value of the Company's common stock was established based on the 30-day volume weighted average close price adjusted for market illiquidity. During the quarter ended June 30, 2024, the PHOT redeemable preferred units held by the CEO were redeemed in cash for $2.1 million and the promissory notes were satisfied. During the quarter ending September 30, 2024, the PHOT redeemable preferred units held by the COO were redeemed for 408,013 shares of the Company's common stock and PHOT redeemable preferred units held by other holders were redeemed for 404,628 shares of the Company's common stock.

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
Capital Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $26.0 million as of September 30, 2024 and December 31, 2023. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of September 30, 2024 and December 31, 2023, the Company has contributed $16.3 million and $11.8 million, respectively.
Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities
December 31, 2023	$13,438
Accretion of contingent consideration	972
Payment of contingent consideration	(3,071)
March 31, 2024	11,339
Accretion of discount on contingent consideration	1,240
Payment of contingent consideration	(1,085)
June 30, 2024	11,494
Accretion of discount on contingent consideration	1,066
Payment of contingent consideration	(840)
September 30, 2024	$11,720
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

Concentration of Risks
While providing SMB Acquiring, B2B Payables, and Enterprise Payments processing services, Priority manages funds that are held on behalf of its customers. Because Priority is not a member bank, these customer funds are held in bank accounts maintained with member banks pursuant to sponsorship agreements which require, among other things, that the Company abide by the by-laws and regulations of the card associations and MTL regulators.
As of September 30, 2024, the Company's customer account balances of $847.2 million are maintained in accounts with certain FIs which are eligible to pass-through insurance subject to FDIC rules and regulations (refer to Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations) A majority of the Company's cash, restricted cash and off-balance sheet settlement funds are held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

15.    Fair Value
Fair Value Measurements
The Company's contingent consideration liabilities derived from business combinations and are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgement. The Company uses valuation techniques including discounted cash flow analysis based on cash flow projections and Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. The current portion of contingent consideration is included in accounts payable and accrued expenses on the Company's Unaudited Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	September 30, 2024	December 31, 2023
Contingent consideration, current portion	Level 3	$5,521	$5,951
Contingent consideration, noncurrent portion	Level 3	6,199	7,487
Total contingent consideration		$11,720	$13,438
During the three and nine months ended September 30, 2024, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $6.3 million and $5.2 million at September 30, 2024 and December 31, 2023, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.

The fair value of the term facility was estimated to be $832.9 million and $651.9 million at September 30, 2024 and December 31, 2023, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
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
Due to the recent acquisitions, growth, implementation of a shared services model and management of a single unified commerce engine across our payments infrastructure, the costs of operating overhead and shared services becomes less identifiable at the segment level. Therefore, the process of review of the CODM was updated during the quarter ended June 30, 2024. The CODM's review of segment performance and allocation of resources are based on adjusted earnings before interest, income tax and depreciation and amortization expenses ("EBITDA"). Adjusted EBITDA at each segment level includes revenues of the segment, less costs of revenue (excluding depreciation and amortization) and operating expenses that are directly related to those revenues. Operating overhead and shared costs are managed centrally and included in the corporate segment. All comparative periods have been adjusted to reflect this update.
Information on reportable segments and reconciliations to income (loss) before income taxes are as follows:

	Three Months Ended September 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$158,770	$22,143	$47,099	$—	$(963)	$227,049
Adjusted EBITDA	$28,644	$1,933	$40,940	$(16,876)	$—	$54,641

	Three Months Ended September 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$140,241	$13,985	$35,174	$—	$(385)	$189,015
Adjusted EBITDA	$27,613	$1,359	$29,757	$(13,767)	$—	$44,962

	Nine Months Ended September 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$457,875	$65,368	$131,758	$—	$(2,366)	$652,635
Adjusted EBITDA	$82,265	$5,209	$112,911	$(47,853)	$—	$152,532

	Nine Months Ended September 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Eliminations	Total Consolidated
Revenues	$443,122	$19,744	$93,919	$—	$(452)	$556,333
Adjusted EBITDA	$84,449	$1,877	$77,853	$(40,484)	$—	$123,695

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Segment measure of profit or loss to income (loss) before income taxes
Total consolidated Adjusted EBITDA	$54,641	$44,962	$152,532	$123,695
Interest expense	(23,246)	(19,997)	(65,836)	(55,461)
Depreciation and amortization	(13,733)	(17,275)	(44,230)	(53,303)
Debt modification and extinguishment expenses	(43)	—	(8,666)	—
Selling, general and administrative (non-recurring)	(696)	(2,114)	(2,131)	(4,410)
Non-cash stock based compensation	(1,416)	(1,501)	(4,878)	(5,183)
Other non-recurring gain, net	—	166	—	7
Income before income taxes	$15,507	$4,241	$26,791	$5,345

17.    Earnings (Loss) per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss)	$10,608	$(87)	$16,795	$(1,205)
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	(5,121)	(12,192)	(36,348)	(35,252)
Less: Return on redeemable NCI in consolidated subsidiary	—	—	(639)	—
Net loss attributable to common stockholders	$5,487	$(12,279)	$(20,192)	$(36,457)

Weighted average shares outstanding	77,973	78,381	77,910	78,270
Effect of dilutive potential common shares	2,122	—	—	—
Adjusted Weighted average shares outstanding	80,095	78,381	77,910	78,270

Basic Earnings (loss) per common share	$0.07	$(0.16)	$(0.26)	$(0.47)
Diluted Earnings (loss) per share	$0.07	$(0.16)	$(0.26)	$(0.47)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants (refer to Note 9. Redeemable Senior Preferred Stock and Warrants).
For the three months ended September 30, 2024, the Company had 2.1 million dilutive securities that were included in the Company's diluted earnings per share. For the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. Potentially anti-dilutive securities that were excluded from the Company's earnings (loss) per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Outstanding warrants on Common Stock(1)	—	—	—	—
Outstanding options and warrants issued to adviser(2)	—	—	—	—
Restricted stock awards(3)	42	1,109	788	1,297
Outstanding stock option awards(3)	855	918	865	909
Total	897	2,027	1,653	2,206
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

Results of Operations
This section includes certain components of our results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Revenues
For the three months ended September 30, 2024, our consolidated revenue of $227.0 million increased by $38.0 million, or 20.1%, from $189.0 million for the three months ended September 30, 2023. This overall increase was mainly driven by increase in merchant bankcard volume in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and, an increase in issuing volume and acquisition of the Plastiq business on July 31, 2023, in our B2B Payments Segment.
For the nine months ended September 30, 2024, our consolidated revenue of $652.6 million increased by $96.3 million, or 17.3%, from $556.3 million for the nine months ended September 30, 2023. This overall increase was mainly driven by increase in merchant bankcard volume in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and, an increase in issuing volume and acquisition of the Plastiq business on July 31, 2023 in our B2B Payments Segment.
The following table presents our revenues by type:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Revenue Type:
Merchant card fees	$171,814	$146,974	$24,840	$499,007	$441,142	$57,865
Money transmission services	33,868	25,831	8,037	94,352	70,955	23,397
Outsourced services and other services	18,063	13,181	4,882	49,984	34,768	15,216
Equipment	3,304	3,029	275	9,292	9,468	(176)
Total revenues	$227,049	$189,015	$38,034	$652,635	$556,333	$96,302

Merchant card fees
Merchant card fees revenue for the three months ended September 30, 2024 was $171.8 million, an increase of $24.8 million, or 16.9%, from $147.0 million for the three months ended September 30, 2023. This increase was primarily driven by an increase in merchant bankcard volume and the transaction count processed by the Company, rate increases, and the acquisition of the Plastiq business on July 31, 2023.
Merchant card fees revenue for the nine months ended September 30, 2024 was $499.0 million an increase of $57.9 million or 13.1%, from $441.1 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in merchant bankcard volume and the transaction count processed by the Company, rate increases, and the acquisition of the Plastiq business on July 31, 2023.
Money transmission services
Money transmission services for the three months ended September 30, 2024 was $33.9 million, an increase of $8.0 million, or 31.1%, from $25.8 million for the three months ended September 30, 2023. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Money transmission services for the nine months ended September 30, 2024 was $94.4 million, an increase of $23.4 million, or 33.0%, from $71.0 million for the nine months ended September 30, 2023. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Outsourced services and other services revenue
Outsourced services and other services revenue of $18.1 million for the three months ended September 30, 2024 increased by $4.9 million, or 37.0%, from $13.2 million for the three months ended September 30, 2023, primarily due to growth in interest income due to higher balances of permissible investments.
Outsourced services and other services revenue of $50.0 million for the nine months ended September 30, 2024 increased by $15.2 million, or 43.8%, from $34.8 million for the nine months ended September 30, 2023, primarily due to growth in interest income due to higher balances of permissible investments.
Equipment
Equipment revenue of $3.3 million for the three months ended September 30, 2024 increased by $0.3 million, or 9.1%, from $3.0 million for the three months ended September 30, 2023. The increase was primarily due to increased sales of point-of-sale equipment.
Equipment revenue of $9.3 million for the nine months ended September 30, 2024 decreased by $0.2 million, or 1.9% from $9.5 million for the nine months ended September 30, 2023. The decrease was primarily due to decreased sales of point-of-sale equipment during the first half of the year.

Operating expenses were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$141,070	$116,682	$24,388	$408,486	$353,929	$54,557
Salary and employee benefits	21,748	20,129	1,619	66,017	58,286	7,731
Depreciation and amortization	13,733	17,275	(3,542)	44,230	53,303	(9,073)
Selling, general and administrative	12,413	11,423	990	34,620	31,328	3,292
Total operating expenses	$188,964	$165,509	$23,455	$553,353	$496,846	$56,507
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $141.1 million for the three months ended September 30, 2024 increased by $24.4 million, or 20.9%, from $116.7 million for the three months ended September 30, 2023, primarily due to corresponding increase in revenues.
Cost of revenue (excludes depreciation and amortization) of $408.5 million for the nine months ended September 30, 2024 increased by $54.6 million, or 15.4%, from $353.9 million for the nine months ended September 30, 2023, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $21.7 million for the three months ended September 30, 2024 increased by $1.6 million, or 8.0%, from $20.1 million for the three months ended September 30, 2023, primarily due to merit increases and increased headcount from the acquisition of the Plastiq business on July 31, 2023.
Salary and employee benefits expense of $66.0 million for the nine months ended September 30, 2024 increased by $7.7 million, or 13.3%, from $58.3 million for the nine months ended September 30, 2023, primarily due to merit increases, certain performance based non-recurring bonuses and increased headcount from the acquisition of the Plastiq business on July 31, 2023.
Depreciation and amortization expense
Depreciation and amortization expense of $13.7 million for the three months ended September 30, 2024 decreased by $3.5 million, or 20.5%, from $17.3 million for the three months ended September 30, 2023, primarily due to full amortization of certain intangible assets.
Depreciation and amortization expense of $44.2 million for the nine months ended September 30, 2024 decreased by $9.1 million, or 17.0%, from $53.3 million for the nine months ended September 30, 2023, primarily due to full amortization of certain intangible assets.
Selling, general and administrative
Selling, general and administrative expenses of $12.4 million for the three months ended September 30, 2024 increased by $1.0 million, or 8.7%, from $11.4 million for the three months ended September 30, 2023, primarily due to increase in professional charges related to SOX compliance, increased marketing and software expenses to support overall growth of the Company, offset by decrease in certain non-recurring professional charges related to business combination.
Selling, general and administrative expenses of $34.6 million for the nine months ended September 30, 2024 increased by $3.3 million, or 10.5%, from $31.3 million for the nine months ended September 30, 2023, primarily due to increase in professional charges related to SOX compliance, increased marketing and software expenses to support overall growth of the Company, offset by decrease in certain non-recurring professional charges related to business combination and legal expenses.

Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Other (expense) income
Interest expense	$(23,246)	$(19,997)	$(3,249)	$(65,836)	$(55,461)	$(10,375)
Debt extinguishment and modification costs	(43)	—	(43)	(8,666)	—	(8,666)
Other income, net	711	732	(21)	2,011	1,319	692
Total other expense, net	$(22,578)	$(19,265)	$(3,313)	$(72,491)	$(54,142)	$(18,349)
Interest expense
Interest expense of $23.2 million for the three months ended September 30, 2024 increased by $3.2 million, or 16.2%, from $20.0 million for the three months ended September 30, 2023, due to increased outstanding balance of the term loan facility used for the acquisition of the Plastiq business and redemption of redeemable senior preferred stock, offset by a decrease in the revolving credit facility.
Interest expense of $65.8 million for the nine months ended September 30, 2024 increased by $10.4 million, or 18.7%, from $55.5 million for the nine months ended September 30, 2023, due to increased interest rates and increased outstanding balance of the term loan facility used for the acquisition of the Plastiq business and redemption of redeemable senior preferred stock, offset by a decrease in the revolving credit facility.
Debt extinguishment and modification costs
Debt extinguishment and modification costs of $0.04 million for the three months ended September 30, 2024 and $8.7 million for the nine months ended September 30, 2024, relates to the refinancing of the Company's credit facilities on May 16, 2024.
Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Income before income taxes	$15,507	$4,241	$11,266	$26,791	$5,345	$21,446
Income tax expense	$4,899	$4,328	$571	$9,996	$6,550	$3,446
Effective tax rate	31.6%	102.1%		37.3%	122.5%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2024 is 36.0% and includes the income tax provision on pre-tax income and a tax provision related to establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2024 interest expense. The effective tax rate for 2024 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
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
SMB Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$158,770	$140,241	$18,529	$457,875	$443,122	$14,753
Adjusted EBITDA	$28,644	$27,613	$1,031	$82,265	$84,449	$(2,184)
Key Indicators:
Merchant bankcard processing dollar value	$15,517,131	$14,150,995	$1,366,136	$46,096,861	$44,483,491	$1,613,370
Merchant bankcard transaction count	195,786	178,721	17,065	564,855	522,470	42,385
Revenues
Revenue from our SMB Payments segment was $158.8 million for the three months ended September 30, 2024, compared to $140.2 million for the three months ended September 30, 2023. The increase of $18.5 million, or 13.2%, was primarily driven by increased transaction count and processed merchant bankcard dollar value. The Company's merchant card fee revenue from the SMB Payments segment ($153.1 million for 2024 and $136.3 million for 2023) as a percentage of merchant bankcard processing dollar value during 2024 increased to 0.99% from 0.96% during 2023.

Revenue from our SMB Payments segment was $457.9 million for the nine months ended September 30, 2024, compared to $443.1 million for the nine months ended September 30, 2023. The increase of $14.8 million, or 3.3%, was primarily driven by a decrease in certain incentives, decrease in rates as the Company's merchant card fee revenue from the SMB Payments segment ($443.6 million for 2024 and $428.5 million for 2023) as a percentage of merchant bankcard processing dollar value during 2024 remained consistent at 0.96% as compared to 2023.
Adjusted EBITDA
Adjusted EBITDA from our SMB Payments segment was $28.6 million for the three months ended September 30, 2024, compared to $27.6 million for the three months ended September 30, 2023. The increase of $1 million or 3.7% was primarily driven by the contribution margin from increased revenue offset by increased selling, general and administrative expenses and mix related margin compression.
Adjusted EBITDA from our SMB Payments segment was $82.3 million for the nine months ended September 30, 2024, compared to $84.4 million for the nine months ended September 30, 2023. The decrease of $2.2 million or 2.6% was primarily driven by a decrease in certain incentive revenues, mix related margin compression and higher level of chargeback losses and other operating expenses.

B2B Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$22,143	$13,985	$8,158	$65,368	$19,744	$45,624
Adjusted EBITDA	$1,933	$1,359	$574	$5,209	$1,877	$3,332

Key Indicators:
B2B issuing dollar volume	$255,323	$221,456	$33,867	$732,589	$636,361	$96,228
B2B issuing transaction count	256	267	$(11)	738	829	$(91)
Revenues
Revenue from our B2B Payments segment was $22.1 million for the three months ended September 30, 2024, compared to $14.0 million for the three months ended September 30, 2023. The increase of $8.2 million was primarily driven by revenue from the Plastiq business and growth in CPX business.
Revenue from our B2B Payments segment was $65.4 million for the nine months ended September 30, 2024, compared to $19.7 million for the nine months ended September 30, 2023. The increase of $45.6 million was primarily driven by revenue from the Plastiq business and growth in CPX business.
Adjusted EBITDA
Adjusted EBITDA from our B2B Payments segment of $1.9 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. The increase in Adjusted EBITDA of $0.6 million was primarily driven by $1.3 million in the Plastiq business, offset by decrease of $0.7 million in the CPX business due to certain bad debt write-offs. The Plastiq business was acquired on July 31, 2023.
Adjusted EBITDA from our B2B Payments segment of $5.2 million for the nine months ended September 30, 2024, compared to $1.9 million for the nine months ended September 30, 2023.The increase in Adjusted EBITDA of $3.3 million was contributed by $0.9 million in the CPX business and $2.4 million in the Plastiq business. The Plastiq business was acquired on July 31, 2023.
Enterprise Payments

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues	$47,099	$35,174	$11,925	$131,758	$93,919	$37,839
Adjusted EBITDA	$40,940	$29,757	$11,183	$112,911	$77,853	$35,058

Key Indicators:
Average billed clients	832,351	590,578	241,773	766,370	525,274	241,096
Average new enrollments	62,875	56,269	6,606	57,281	51,864	5,417
Revenues
Revenue from our Enterprise Payments segment was $47.1 million for the three months ended September 30, 2024, compared to $35.2 million for the three months ended September 30, 2023. The increase of $11.9 million or 33.9%, was primarily driven by an increase in billed clients and new customer enrollments, and growth in interest income due to higher balances of permissible investments.

Revenue from our Enterprise Payments segment was $131.8 million for the nine months ended September 30, 2024, compared to $93.9 million for the nine months ended September 30, 2023. The increase of $37.8 million or 40.3%, was primarily driven by an increase in billed clients and new customer enrollments, and growth in interest income due to higher balances of permissible investments.
Adjusted EBITDA
Adjusted EBITDA from our Enterprise Payments segment was $40.9 million for the three months ended September 30, 2024, compared to $29.8 million for the three months ended September 30, 2023. The increase of $11.2 million or 37.6%, was primarily driven by increases in revenues.
Adjusted EBITDA from our Enterprise Payments segment was $112.9 million for the nine months ended September 30, 2024, compared to $77.9 million for the nine months ended September 30, 2023. The increase of $35.1 million or 45.0%, was primarily driven by increases in revenues.

	Three Months Ended September 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$28,644	$1,933	$40,940	$(16,876)	$54,641
Interest expense	—	(1,066)	—	(22,180)	(23,246)
Depreciation and amortization	(6,939)	(1,261)	(4,304)	(1,229)	(13,733)
Debt modification and extinguishment expenses	—	—	—	(43)	(43)
Selling, general and administrative (non-recurring)	—	—	—	(696)	(696)
Non-cash stock based compensation	(4)	(73)	(33)	(1,306)	(1,416)
Income (loss) before taxes	$21,701	$(467)	$36,603	$(42,330)	$15,507

	Three Months Ended September 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$27,613	$1,359	$29,757	$(13,767)	$44,962
Interest expense	—	(498)	(62)	(19,437)	(19,997)
Depreciation and amortization	(9,136)	(719)	(5,947)	(1,473)	(17,275)
Selling, general and administrative (non-recurring)	—	—	—	(2,114)	(2,114)
Non-cash stock based compensation	(114)	(36)	(66)	(1,285)	(1,501)
Other non-recurring gain, net	—	—	—	166	166
Income (loss) before taxes	$18,363	$106	$23,682	$(37,910)	$4,241

	Nine Months Ended September 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$82,265	$5,209	$112,911	$(47,853)	$152,532
Interest expense	(1)	(3,280)	—	(62,555)	(65,836)
Depreciation and amortization	(24,065)	(3,992)	(12,431)	(3,742)	(44,230)
Debt modification and extinguishment expenses	—	—	—	(8,666)	(8,666)
Selling, general and administrative (non-recurring)	—	—	—	(2,131)	(2,131)
Non-cash stock based compensation	(12)	(299)	(98)	(4,469)	(4,878)
Income (loss) before taxes	$58,187	$(2,362)	$100,382	$(129,416)	$26,791

	Nine Months Ended September 30, 2023
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure
Adjusted EBITDA	$84,449	$1,877	$77,853	$(40,484)	$123,695
Interest expense	—	(498)	(293)	(54,670)	(55,461)
Depreciation and amortization	(27,553)	(756)	(18,571)	(6,423)	(53,303)
Selling, general and administrative (non-recurring)	—	—	—	(4,410)	(4,410)
Non-cash stock based compensation	(408)	(237)	(195)	(4,343)	(5,183)
Other non-recurring gain, net	—	—	—	7	7
Income (loss) before taxes	$56,488	$386	$58,794	$(110,323)	$5,345

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these critical accounting policies and estimates as of September 30, 2024.

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

Our working capital, defined as current assets less current liabilities, was $37.7 million at September 30, 2024 and $16.6 million at September 30, 2023. As of September 30, 2024, we had cash totaling $41.1 million compared to $24.6 million at September 30, 2023. These cash balances do not include restricted cash of $13.4 million and $13.9 million at September 30, 2024 and September 30, 2023, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $8.4 million and $6.2 million at September 30, 2024 and September 30, 2023, respectively. At September 30, 2024, we had availability of approximately $70.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative nine month periods.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$61,852	$72,680
Investing activities	(24,734)	(51,224)
Financing activities	84,716	157,029
Net (decrease) increase in cash and cash equivalents and restricted cash	$121,834	$178,485
Cash Provided by Operating Activities
Net cash provided by operating activities was $61.9 million for the nine months ended September 30, 2024 compared to $72.7 million for the nine months ended September 30, 2023. The $10.8 million decrease in 2024 was primarily driven by changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $24.7 million and $51.2 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, investing activities included additions to property, equipment and software of $17.0 million, $0.2 million related to net payments received on loans to ISOs and $7.5 million related to the acquisition of intangible assets and an investment in an unconsolidated entity. For the nine months ended September 30, 2023, net cash used in investing activities included the acquisition of business of $28.2 million, $7.9 million of cash used to fund acquisitions of intangible assets, $15.3 million of cash used to acquire property, equipment and software and offset by $0.2 million related to net payments received on loans to ISOs.
Cash Provided by Financing Activities
Net cash used in financing activities was $84.7 million for the nine months ended September 30, 2024, compared to $157.0 million of cash provided by financing activities for the nine months ended September 30, 2023. The net cash used in financing activities for the nine months ended September 30, 2024 included changes in the net obligations for funds held on the behalf of customers of $116.1 million and borrowings under the 2024 Credit Agreement net of issue discounts of $830.2 million, offset by $661.9 million of cash used for the repayment of the principal of the 2021 Credit Agreement and debt issuance and modification costs related to the refinancing, $167.8 million related to the redemption of senior preferred stock and accumulated unpaid dividend, $2.1 million for the redemption of redeemable NCI in subsidiary, $22.1 million of cash dividends paid to redeemable senior preferred stockholders, $1.2 million of cash used for shares withheld for taxes and $5.0 million of payments of contingent consideration. The net cash provided by financing activities for the nine months ended September 30, 2023 included $28.2 million of cash used for the repayment of debt, $17.9 million of cash dividends paid to redeemable senior preferred stockholders, $1.0 million of cash used for shares withheld for taxes and share repurchases, $4.7 million of payments of contingent consideration for business combinations and $0.9 million of debt modification costs, which was offset by changes in the net obligations for funds held on the behalf of customers of $165.6 million and $44.0 million in borrowings under the revolving credit facility.

Long-term Debt
As of September 30, 2024, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $816.4 million, compared to $638.7 million at December 31, 2023, resulting in an increase of $177.8 million. The increase is due to the refinancing of the 2021 Credit Agreement on May 16, 2024. The debt balance at September 30, 2024 consisted of $832.9 million outstanding under the term facility offset by $16.5 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures on May 16, 2031 and the revolving credit facility matures on May 16, 2029.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of September 30, 2024, the Company was in compliance with the covenants in the 2024 Credit Agreement.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024	13,624	$5.47	—	690,296
August 1-31, 2024	57,048	$5.45	—	690,296
September 1-30, 2024	36,439	$6.01	—	690,296
Total	107,111	$5.65	—
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
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

November 7, 2024	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

November 7, 2024	/s/ Timothy M. O'Leary Tim O'Leary Chief Financial Officer (Principal Financial Officer)