Form 10-K
period 2024-12-31
Priority Technology Holdings, Inc.
filed 2025-03-06
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $93.1 million (based upon the closing sale price of the Common Stock on that date on The Nasdaq Capital Market).
As of February 28, 2025, the number of the registrant's Common Stock outstanding was 79,519,234.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of shareholders of Priority Technology Holdings, Inc., scheduled to be held on May 21, 2025, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2024.

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
•any changes in interest rates by the Federal Reserve
•any failure to comply with the rules established by payment networks or standards established by third-party processors;
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

Commonly Used or Defined Terms

Term	Definition
2018 Plan	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
ACH	Automated clearing house
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income
AP	Accounts payable
API	Application program interface
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATI	Adjusted taxable income
B2B	Business-to-business
B2C	Business-to-consumer
BaaS	Banking as a service
BSA	Bank Secrecy Act of 1970, as amended by the USA Patriot Act of 2001
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Protection Act
CEO	The Company's Chairman and Chief Executive Officer
CFO	The Company's Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Common Stock	The Company's Common Stock, par value $.001 per share
Company	Priority Technology Holdings, Inc., a Delaware corporation, and its direct and indirect subsidiaries
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024 (as amended)
2021 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of April 27, 2021 (as amended)
CRM	Customer relationship management
Delayed Draw Term Loan	Delayed draw term loan facility under the credit agreement
Dodd-Frank Act	Dodd Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Electronic Payments	Payments with credit, debit, prepaid cards, ACH and wire
EPS	Earnings (loss) per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	For the benefit of
FCRA	Fair Credit Reporting Act
Federal Reserve Board	Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation

FFIEC	Federal Financial Institutions Examination Council
FI	Financial institution
FIFO	First in, first out
FinCEN	Financial Crimes Enforcement Network
Finxera	Finxera Holdings, Inc.
FSOC	Financial Stability Oversight Council
GAAP	United States Generally Accepted Accounting Principles
Initial Term Loan	A senior secured first lien term loan facility in an aggregate principal amount of $300,000,000
IRA	Inflation Reduction Act
ISO	Independent sales organization
ISV	Independent software vendors
IT	Information technology
LIBOR	London Interbank Offered Rate
LIFO	Last in, first out
LLC	Limited Liability Company
Nasdaq	National Association of Securities Dealers Automated Quotations
NCI	Non-controlling interests
OFAC	Office of Foreign Assets Control
Passport	Priority Passport
PHOT	Priority Hospitality Technology, LLC a Delaware limited liability company
Plastiq	Acquisition of Plastiq, Inc. and certain affiliates
2024 Revolving Facility	$70.0 million line issued under 2024 Credit Agreement
2021 Revolving Facility	$65.0 million line issued under 2021 Credit Agreement
PIK	Payment-in-kind
POS	Point-of-sale
PRET	Priority Real Estate Technology, LLC, a Delaware limited liability company
PRTH	The Company's Nasdaq Capital Market trading symbol
PSU	Restricted stock unit (performance-based)
Redeemable NCI's	Redeemable non-controlling preferred equity interests
ROU Asset	Right of use asset
RSU	Restricted stock unit (service-based)
SaaS	Software as a Service
SAR	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SMB	Small and medium-sized businesses
SMS	Short message service
SOFR	Secured Overnight Financing Rate
Tax Act	The Housing Assistance Tax Act of 2008
TCPA	Federal Telephone Consumer Protection Act of 1991
Term Facility	Term loan facility issued under the 2024 Credit Agreement

Total Net Leverage Ratio	The ratio of consolidated total debt to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement).
Truist	Truist Bank
TSP	Technology service provider
U.S.	United States of America
VARs	Value-added resellers

PART I.
Item 1. Business
Overview of the Company
Priority is a payments and banking fintech that streamlines collecting, storing, lending and sending money through its innovative commerce engine (the “Priority Commerce Engine” or “PCE”) to unlock revenue opportunities and generate operational success for businesses. Our mission is to provide a personalized financial toolset to accelerate cashflow and optimize working capital for our customers by providing merchant services, payables and banking & treasury solutions. Priority operates at scale across three primary business segments: SMB Acquiring, B2B Payables and Enterprise Payments and is presently serving approximately 1.2 million customer accounts processing over $130.0 billion in annual transaction activity while administering approximately $1.2 billion dollars in account balances. The Priority Commerce Engine serves enterprise grade independent software vendors (ISV's), as well as discrete institutional and SMB customers across all major sectors of the U.S. economy including Retail, Hospitality, Healthcare, Real Estate, Government, Utility, Education, Non-Profit, Business-to-Business, Professional Services and Financial Institutions. Priority builds with intention, utilizing market research and stakeholder feedback to drive growth activity. The result is an end-to-end solution that customers leverage across their financial lifecycle, engineered to accelerate cash flow and optimize working capital. Trust is paramount in partnerships with customers, which is why Priority works with multiple, proven partners, to ensure our customers experience the security and peace of mind that comes with diversification, while enjoying the cost and time-saving benefits of consolidation. Priority centralizes all money movement activity within a single, integrated platform, empowering users to seamlessly collect, store, lend, and send money. Highly configurable and easy to use, the Priority Commerce Engine enables financial agility and operational stability for today’s fastest-growing enterprises.
Priority was established in 2005 and has grown from a founder-financed technology startup with a mission to build an institutional caliber enterprise to advance the convergence of software and payments to become the 6th largest non-bank merchant acquirer in the U.S. by volume, according to the Nilson Report issued in March 2024. Since inception, we have built a native technology platform that provides all forms of payments (card acquiring and issuing, ACH, check and wire) and embedded finance solutions that serve customers of any size. Priority maintains a global business platform with 1,019 employees operating from its headquarters in Alpharetta, GA and regional offices in other locations, including New York, NY; Hicksville, NY; Nashville,TN; Chattanooga, TN; Raleigh, NC; Houston, TX; Dallas, TX; San Francisco, CA; and Chandigarh, India.

Priority delivers value to its partners by leveraging its payments and embedded finance technology to deliver solutions that power modern commerce for SMBs and enterprise software and business partners. We handle the complexities of payments and embedded finance to allow partners to focus on their core business objectives. Priority's solutions are offered via API or proprietary applications with nationwide money transmission licenses, providing end-to-end operational support including automated risk management and underwriting, full compliance and industry leading customer service.
Our growth has been underpinned by three key strengths: 1) market leading proprietary product platforms in SMB, B2B and Enterprise Payments verticals; 2) focused distribution engines dedicated to helping partners monetize their merchant payment networks; and 3) a cost-efficient, agile payment and business processing infrastructure, purpose-built to support our partners’ operations.

Priority's solutions are delivered via internally developed payment applications and services to customers in the following business segments:

•SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.

•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank, Visa and Mastercard) in addition to improving cash flows by providing instant access to working capital.

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
We generate revenue primarily from payment processing transactions, and from monthly services and other solutions provided to customers and interest income from the permissible investments of the account balances we hold. Payment processing fees are generated from the ongoing sales to our customers and are governed by multi-year contracts. As a result, payment processing fees are highly recurring in nature.
For the year ended December 31, 2024, we generated revenue of $879.7 million, net loss attributable to common shareholders of $24.0 million and operating income of $133.4 million, compared to revenue of $755.6 million, net loss attributable to common shareholders of $49.1 million and operating income of $81.5 million for the year ended December 31, 2023.
Industry Overview
The payment processing industry provides businesses with credit, debit, gift, loyalty card and other payment processing services, along with related value-added solutions and information services. The industry continues to grow, driven by wider acceptance, increased use of Electronic Payments, advances in payment technology and the disruption in banking by fintech providers. The proliferation of bankcards and the use of other payment technologies has made the acceptance of Electronic Payments through multiple channels a virtual necessity for many businesses to remain competitive. The increased use and acceptance of bankcards and the availability of more sophisticated products and services has resulted in a highly competitive, specialized industry.
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
Key Industry Trends
The following are key trends we believe are impacting the fintech and payments processing industry:
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
Enterprise Payments and BaaS is the integration of financial services, like payments, lending, or banking services, into non-financial offerings. This embedded finance capability allows customers to access financial services seamlessly through applications they already utilize. The market is large and growing rapidly as customers demand a digital, frictionless and integrated approach to meeting the needs of their end consumer.
Competitive Strengths
We possess certain attributes that we believe differentiate us as a leading provider of merchant services, payables and banking & treasury solutions in the U.S. Our key competitive strengths include:
•Diverse Reseller Community – We maintain strong reseller relationships with approximately 1,100 partners, including ISOs, FIs, ISVs, VARs and other referral partners. MX Connect enables resellers to efficiently market merchant acquiring solutions to a broad base of merchants through a one-to-many distribution model. We believe that our ability to service our reseller partners through a comprehensive offering provides a competitive advantage that has allowed the Company to build a large, diverse merchant base characterized by high retention. The strengths of our technology offering are manifested in the fact that we maintain ownership of merchant contracts, with most reseller contracts including strong non-solicit and portability restrictions.
•Comprehensive Suite of Payment Solutions – We offer a comprehensive and differentiated suite of traditional and emerging payment products and services that enables SMBs to address their payment needs through one provider. Our purpose-built proprietary technology provides technology-enabled payment acceptance and business management solutions to merchants, enterprises and ISVs. We provide a payment processing platform that allows merchants to accept Electronic Payments (e.g., credit cards, debit cards, and ACH) at the POS, online, and via mobile payment technologies. We deliver innovative business management products and add-on features that meet the needs of SMBs across different vertical markets. Additionally, with our embedded finance offerings and money transmissions licenses in forty six U.S. states, the District of Columbia and two U.S. territories, we are uniquely positioned to collect, store, lend and send money on behalf of our customers. As a result, we believe we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption and value-add service utilization that is underway in the SMB market. We believe our solutions facilitate a superior merchant experience that results in increased customer lifetime value.
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
Deploy our Embedded Finance Solution to Enterprise Customers
Our Enterprise Payments segment, enables software partners and business platform customers to embed our banking and treasury solutions into their core operating and business systems that deliver a fully automated and digital experience to collect, store, lend and send money for their customers. Priority delivers a fully embedded finance solution to customers that manages the inflows and outflows, and reconciliation, of all forms of payments (ACH, wire, check, credit and debit) for any number of clients from a single account. The platform today manages over 930,000 active accounts and, through its money transmission licenses in forty six U.S. states, the District of Columbia and two U.S. territories, handles over $945.0 million in deposits across a growing number of banking partners. This segment is quickly growing as marketplaces, gig economy platforms, software partners, and legacy business platforms are incorporating features of payment processing and embedded finance services into their customer experience and enhance their offering.
Expand our Network of Distribution Partners
We have established and maintained a strong position within the reseller community with approximately 1,100 partners. We intend to continue to expand our distribution network to reach new partners, particularly with ISVs and VARs to expand technology and integrated partnerships. We believe that our technology offering enables us to attract and retain high-quality resellers focused on growth.
Deploy Industry Specific Payment Technology
We intend to continue to enhance and deploy our technology-enabled payment solutions and our capabilities to collect, store, lend and send money into industry-specific verticals. We continue to identify and evaluate new, attractive industries where we can deliver differentiated technology-enabled payment solutions that meet merchants' industry-specific needs.
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

Accretive Acquisitions
With a consistent, long-term goal of maximizing shareholder value, we intend to selectively pursue strategic and tactical acquisitions that meet our established criteria. We actively seek potential acquisition candidates that exhibit certain attractive attributes including predictable and recurring revenue, a scalable operating model, low capital intensity, complementary technology offerings and a strong cultural fit. Our operating infrastructure is purpose-built to rapidly and seamlessly consolidate complementary businesses into our ecosystem all while optimizing revenue and cost synergies.
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
Our B2B segment obtains its partner clients through: 1) direct sales initiatives; 2) ISVs and business partnerships; 3) the card networks (Mastercard, Visa and American Express); 4) large U.S. banking institutions and 5) other card issuer referral partners. We support a direct vendor sales model that provides turn-key merchant development, product sales and supplier enablement programs. By establishing a seamless bridge for buyer-to-supplier (payor-to-provider) payments that is integrated directly to a buyer's payment instruction file to facilitate payments to vendors via all payment types (virtual card, purchase card, ACH +, dynamic discounting), we have established ourselves as a top solutions provider in commercial payments. Our Plastiq offerings consist of all payment types including wires and checks to the vendors of our customers.
Our Enterprise segment goes to market through integrations with software partners and business platform customers by enabling them to embed our payments and treasury solutions into their core operating and business systems. Priority's offering provides those partners with a fully automated, scalable and integrated financial tool to collect, store, lend and send money for their customers.
Our market strategy has resulted in a merchant base that we believe is diversified across both industries and geographies resulting in, what we believe, is more stable average profitability per merchant. Only one reseller relationship contributes more than 10% of total bankcard processing volume, and such relationship represents approximately 10.6% of our total bankcard processing volume for the fiscal year ending December 31, 2024.
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
To provide processing services, merchant acquirers like Priority must be registered with the card networks (e.g., Visa, Mastercard, American Express, Discover, etc.). To register with a card network in the U.S., acquirers must maintain relationships with banks willing to sponsor the merchant acquirer's adherence to the rules and standards of the card networks, or a sponsor bank. We maintain sponsor bank relationships with Wells Fargo, Synovus Bank, Pueblo Bank and Georgia Banking Company ("GBC"). We maintain a card issuing relationship with Sutton Bank. For ACH payments, the Company's ACH network (ACH.com) is sponsored by South State Bank. Sponsor bank relationships enable us to route transactions under the sponsor bank's control and identification number (referred to as a BIN for Visa and ICA for Mastercard) across the card networks (or ACH network) to authorize and clear transactions.

We offer banking and money transmission services to our customers through our partner banks including Wells Fargo and Axos Bank. Our proprietary ledgering technology enables us to store customer funds in uniquely identifiable accounts in order to position customer deposits for pass through FDIC insurance eligibility. Customer deposits may placed throughout our banking partner portfolio to maximize pass through FDIC insurance coverage.
Risk Management
Our thoughtful customer and reseller underwriting policies combined with our forward-looking transaction monitoring capabilities have enabled us to maintain low credit loss performance. Our risk management strategies are informed by a team with experience managing payments and banking risk operations that are augmented by our rules-based modern systems designed to manage risk at the transaction level.
Initial Underwriting – Central to our risk management process are our front-line underwriting policies that vet all resellers and customers prior to their contractual arrangements with us. Our automated risk systems access: 1) guarantor information; 2) corporate ownership details; 3) anti-money laundering information; and, 4) OFAC and FinCEN information from a variety of integrated databases. The collected information is delivered to a team of underwriters who conduct necessary industry checks, financial performance analysis or owner background checks, as applicable and consistent with our policies. Based upon these results, the underwriting department rejects or approves the customer or reseller and sets appropriate reserve requirements which are held by our bank sponsors on our behalf. Resellers may be subject to quarterly and/or annual assessments for financial strength in compliance with our policies and adjustments to reserve levels. The results of our initial customer underwriting process inform the transaction-level risk limits for volume, average ticket, transaction types and authorization codes that are captured by our CYRIS risk module - a proprietary risk system that monitors and reports transaction risk activity to our risk team. This transaction-level risk module, housed within MX Connect, forms the foundational risk management framework that enables the Company to optimize transaction activity and processing scale while preserving a modest aggregate risk profile that has resulted in historically low losses.
Real-Time Risk Monitoring – Customer transactions are monitored on a transactional basis to proactively enforce risk controls. Our risk systems provide automated evaluation of customer transaction activity against initial underwriting settings. Transactions that are outside underwriting parameters are queued for further investigation. Also, resellers whose customer portfolio represents a concentration of investigated merchants are evaluated for risk action (i.e., increased reserves or contract termination).
Risk Audit – Transactions flagged by our risk monitoring systems or that demonstrate suspicious activity traits that have been flagged for review can result in funds being held in addition to other risk mitigation actions. The risk mitigation actions can include: 1) non-authorization of the transaction; 2) debit of reserves; or 3) termination of the processing or services agreement. Customers are periodically reviewed to assess any risk adjustments based upon their overall financial health and compliance with network standards. Customer transaction activity is investigated for instances of business activity changes or credit impairment (and improvement).
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
Investments - We use our primary portfolio to provide for the investment of excess funds at acceptable risk levels as permitted. Our portfolio consists primarily of money market accounts at FDIC insured institutions. Concentration in any one particular financial institution could create operational disruption or put customer funds in excess of FDIC insured limits at risk.
Competition
The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume. When excluding banks, we ranked 6th among U.S. non-bank merchant acquirers, according to the March 2024 Nilson Report.

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
Providing BaaS products is highly competitive. We face competition from other BaaS providers and banks directly. We differentiate ourselves to merchants and enterprise customers through our ability to innovate and develop new products and services that offer new payment experiences for customers on our platform. Our agility, regulatory compliance, risk management and suite of products within a single platform differentiates us from competitors.
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
Through our subsidiary, Finxera, Inc., we also hold money transmission licenses in forty six U.S. states, the District of Columbia and two U.S. territories. Accordingly, we are subject to the applicable laws and regulations and are subject to examinations by state banking regulators.
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
Human Capital Management
As of December 31, 2024, we employed 1,019 employees of which 1005 were employed full time. We have employees residing throughout the U.S., Canada and India. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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
Risk Factors Related to Our Business
Unauthorized access to our systems or unauthorized disclosure of customer or cardholder data, whether through breach of our computer systems, computer viruses, or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.
Our services include the processing, transmission and storing of sensitive business and personal information about our customers, customers' customers, vendors, partners and other third parties. This information may include credit and debit card numbers, bank account numbers, personal identification numbers, names and addresses or other sensitive business information. This information may also be stored by third parties to whom we outsource certain functions or other agents ("associated third parties"). We may have responsibility to the card networks, FIs, and in some instances, our merchants, and/or ISOs, for our failure or the failure of our associated third parties to protect this information.
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
The payment processing industry is highly competitive. We primarily compete in the SMB merchant, B2B customer, and Enterprise industry. We compete with FIs and their affiliates, independent payment processing companies and ISOs. We also compete with many of these same entities for production through distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of banking services, Electronic Payments, particularly Electronic Payments to SMB merchants, B2B payments and our ability to increase our market share through successful competitive efforts to gain new customers and distribution partners.
Additionally, many FIs and their subsidiaries or well-established payment-enabled technology providers with which we compete, have substantially greater capital, technological, management and marketing resources than we have. These factors may allow our competitors to offer better pricing terms to customers and more attractive compensation to distribution partners, which could result in a loss of our potential or current customers and distribution partners. Our current and future competitors may also develop or offer services that have price or other advantages over the services we provide.
We also face new, well capitalized, competition from emerging technology and non-traditional payment processing companies as well as traditional companies offering alternative banking services, Electronic Payments services and payment-enabled software solutions. If these new entrants gain a greater share of total Electronic Payments transactions, they could impact our ability to retain and grow our relationships with customers and distribution partners.
 Increased customer or referral partner attrition could cause our financial results to decline.
We experience attrition in customer credit and debit card processing volume resulting from several factors, including business closures, transfers of customers accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons such as heightened credit risks or contract breaches by merchants. Our referral partners are a significant source of new business. If a referral partner switches to another processor, terminates our services, internalizes payment processing that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new customers referrals from such referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition in the future and it could increase. Higher than expected attrition could negatively affect our results, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
To remain competitive and to continue to increase our revenues and earnings, we must continually update our products and services, a process which could result in increased costs and the loss of revenues, earnings, customers and distribution partners if the new products and services do not perform as intended or are not accepted in the marketplace.
The Electronic Payments industry in which we compete is subject to rapid technological changes and is characterized by new technology, product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. We are subject to the risk that our existing products and services become obsolete, and that we are unable to develop new products and services in response to industry demands. Our future success will depend in part on our ability to develop or adapt to technological changes and the evolving needs of our resellers, customers and the industry at large. In addition, new products and offerings may not perform as intended or generate the business or revenue growth expected. Defects in our software and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential distribution partners and merchants, harm to our reputation, fines imposed by regulatory agencies, card networks, or exposure to liability claims. Any delay in the delivery of new products or services or the failure to differentiate our products and services could render them less desirable, or possibly even obsolete, to our merchants. Additionally, the market for alternative payment processing products and services is evolving, and we may develop too rapidly or not rapidly enough for us to recover the costs we have incurred in developing new products and services.
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

We are subject to economic and political risk, the business cycles of our customers and distribution partners and the overall level of consumer and commercial spending, which could negatively impact our business, financial condition and results of operations.
The Electronic Payments industry depends heavily on the overall level of consumer, commercial and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and changes in consumer purchasing habits. A sustained deterioration in general economic conditions or increases in interest rates could adversely affect our financial performance by reducing the number or aggregate dollar volume of transactions made using Electronic Payments. If our customers make fewer sales of their products and services using Electronic Payments, or consumers spend less money through Electronic Payments, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue. In addition, a weakening in the economy could force customers to close at higher than historical rates, resulting in exposure to potential losses and a decline in the number of transactions that we process. We also have material fixed and semi-fixed costs, including rent, debt service, contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.
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
We rely on FIs and other service and technology providers. If they fail or discontinue providing their services or technology generally or to us specifically, our ability to provide services to customers may be interrupted, and, as a result, our business, financial condition and results of operations could be adversely impacted.
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
Fraud by customers or others could cause us to incur losses.
We have potential liability for fraudulent Electronic Payment transactions or credits initiated by customers or others. Examples of customer fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit or debit card, card number, or other credentials to record a false sales or credit transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase in the future. Increases in chargebacks, ACH returns or other liabilities could have a material adverse effect on our financial condition, results of operations and cash flows.
We incur liability when our customers refuse or cannot reimburse us for chargebacks resolved in favor of their customers or ACH returns.
We have potential liability for chargebacks associated with the transactions we process. If a billing dispute between a merchant and a cardholder is not ultimately resolved in favor of the merchant, the disputed transaction is "charged back" to the merchant's bank and credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. If we or our bank sponsors are unable to collect the chargeback from the merchant's account or reserve account (if applicable), or if the merchant refuses or is financially unable (due to bankruptcy or other reasons) to reimburse the merchant's bank for the chargeback, we may bear the loss for the amount of the refund paid to the cardholder. Any increase in chargebacks not paid by our merchants could increase our costs and decrease our revenues. Similarly, if a return is made against a customer for whom we have collected an ACH payment and that customer does not have adequate funds to offset such a return, we may incur a loss. We have policies to manage merchant-related credit risk and often mitigate such risk by requiring collateral and monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our customers could have a material adverse effect on our business.
If we fail to comply with the applicable requirements of the card networks, they could seek to fine us, suspend us or terminate our registrations for membership. If we incur fines or penalties for which our customers or ISOs are responsible that we cannot collect, we may have to bear the cost of such fines or penalties.
We are subject to card association and network rules that could subject us to a variety of fines or penalties that may be levied by the card networks for certain acts or omissions. The rules of the card networks are set by the card networks themselves and may be influenced by card issuers, some of which are our competitors with respect to processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks' rules or policies to the detriment of non-members, including us. The termination of our registrations or our membership status as a service provider or merchant processor, or any changes in a card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows. If a customer or an ISO fails to comply with the applicable requirements of the card associations and networks, we or the customer or ISO could be subject to a variety of fines or penalties that may be levied by the card associations or networks. If we cannot collect or pursue collection of such amounts from the applicable customer or ISO, we may have to bear the cost of such fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in the Visa or Mastercard rules that would impair our registration, could require us to stop providing Visa and Mastercard payment processing services, which would make it impossible for us to conduct our business on its current scale.

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
Operational failures and resulting interruptions in the availability of our products or services could harm our business and reputation.
Our business depends heavily on the reliability of our systems. An operational failure that results in an interruption in the availability of our products and services could harm our business or cause us to lose clients. An operational failure could involve the hardware, software, data, networks or systems upon which we rely to deliver our services and could be caused by our actions, the actions of third parties or events over which we may have limited or no control. Events that could cause operational failures include, but are not limited to, hardware and software defects or malfunctions, ransomware, denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, pandemics, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In the event of operational failures or damage or disruption to our business due to these occurrences, we may not be able to successfully or quickly recover all of our critical business functions, assets and data through our business continuity program. Implementation delays, interruptions of service or hardware device defects could damage our relationship with clients and could cause us to incur substantial expenses, including those related to the payment of service credits, product recalls or other liabilities. A prolonged interruption of our services or network could cause us to experience data loss or a reduction in revenue, and significantly impact our clients’ businesses and the customers they serve. In addition, a significant interruption of service or product recall could have a negative impact on our reputation and could cause our current and potential clients to choose another service provider. As a provider of payments solutions and other financial services, clients, regulators and others may require enhanced business continuity and disaster recovery plans including frequent testing of such plans. Meeting these various requirements may require a significant investment of time and money. Any of these developments could have a material adverse impact on our business, results of operations and financial condition.
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
The credit agreements governing our existing credit facilities contain operating covenants and financial covenants that may limit management's discretion with respect to certain business matters. In addition, any debt instruments we may issue in the future will likely contain similar operating and financial covenants restricting our business. Among other things, these covenants will limit our ability to:
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
Risks Related to Ownership of Our Stock
Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of Common Stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our shareholders or by our subsidiaries to us, and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

Mr. Thomas Priore, our Chief Executive Officer and Chairman, controls the Company, and his interests may conflict with ours or yours in the future.
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
Our Amended and Restated Certificate of Incorporation provides that neither he nor any of his affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. So long as Thomas Priore continues to own a significant amount of our combined voting power, even if such amount is less than 50%, he will continue to be able to strongly influence or effectively control our decisions. Furthermore, so long as Thomas Priore and his respective affiliates collectively own at least 50% of all outstanding shares of our Common Stock entitled to vote generally in the election of directors, they will be able to appoint individuals to our Board of Directors. In addition, given his level of control, Thomas Priore will be able to determine the outcome of all matters requiring shareholders' approval and will be able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.
Future sales of common stock by our directors and officers, or their pledgees, as a result of foreclosure could adversely affect the price of common stock and could, in the future, result in a loss of control of our company.
Upon the approval of our Board, our directors and officers may pledge shares of common stock as collateral for personal loans or investments in favor of third parties. Depending on the status of the various loan obligations for which the stock would ultimately serve as collateral and the trading price of our common stock, our directors and/or officers, and their affiliates, may experience foreclosure that could result in the sale of the pledged stock, in the open market or otherwise. Sales by these pledgees may not be subject to the volume limitations of Rule 144 of the Securities Act. Even in the absence of shares being sold, the act of pledging shares and the risk of sales of shares may create a misalignment of interests between insider pledgors and the Company’s shareholders, as the insider may be incentivized to take actions that limit his or her exposure to such sales. Either scenario could potentially subject the Company and its insiders to shareholder lawsuits, particularly in an environment of declining share prices. As of the date of this Form 10-K, no officer or director that has pledged shares of common stock.
We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
In the course of preparing our financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to certain tools or applications involved in the transformation and ingestion of third-party processors’ data in the Company’s control environment.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

Item 1B. Unresolved Staff Comments
N/A

Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of maintaining the trust and confidence of the customers we serve, our business partners, employees and our shareholders and are committed to protecting the confidentiality, integrity and reliance of our business operations and systems. Effective data protection and cyber security practices, including responsible stewardship of our intellectual property and the secure processing, storage, maintenance and transmission of critical information by us and other third parties with whom we do business is vital to our operations. We have adopted policies and procedures with an intended design to identify, assess and manage risks associated with cybersecurity threats.
•We perform risk assessments periodically at both an enterprise level and system level in addition to assessments performed by third parties;
•Our information security team performs threat monitoring services;
•Our Internal Audit function performs annual reviews of selected systems and applications to test certain controls;
•Independent consultants evaluate selected systems and applications on an annual basis;
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
Our key office locations include:
•corporate headquarters in Alpharetta, GA;
•administrative office in Hicksville, NY;
•administrative office in New York, NY;
•administrative office in Dallas, TX;
•administrative office in Houston, TX;
•administrative office in Nashville, TN;
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
The Company is a party in a case filed on October 11, 2023 in the United States District Court of Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale as an agent of Priority, PPS and Wells Fargo made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. On January 24, 2025, the court preliminarily approved the settlement agreement entered into by the parties wherein defendants agree to pay $19.5 million to settle this litigation. Any contribution toward the settlement by the Company will be nominal, and will not have any material impact on the Company's results of operations, financial conditions or cash flows.

Item 4. Mine Safety Disclosures
Not applicable

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On July 25, 2018, our Common Stock began trading on The Nasdaq Capital Market under the symbol "PRTH". As of February 28, 2025, we had 62 holders of record of our Common Stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our Common Stock.
Equity Compensation Plan Information

Period	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,453,018	$6.840	3,150,595
Equity Compensation Plans not approved by security holders	—	$—	—
(1)Represents stock options PSUs, and RSUs outstanding under the Company's 2018 Plan.
(2)The weighted-average exercise price set forth in this column is calculated for stock options outstanding and excludes outstanding PSUs and RSU awards, since recipients are not required to pay an exercise price to receive the shares related to these awards.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by the Company of its Common Stock during the three months ended December 31, 2024 (shares are in whole units):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024	24,149	$6.77	—	690,626
November 1-30, 2024	—	$—	—	690,626
December 1-31, 2024	14,553	$11.28	—	690,626
Total	38,702		—
(1)38,702 shares were withheld to satisfy employees' tax withholding obligations in connection with the vesting of PSUs and RSUs. The number of shares withheld was determined based on the fair market value on the vesting date.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2023 items and year-over-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Certain amounts in this section may not add mathematically due to rounding.
For a description and additional information about our three reportable segments, see Note 19. Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Results of Operations
This section includes certain components of our results of operations for the years ended December 31, 2024 (or "2024"), and December 31, 2023 (or "2023"). We have derived this data, except key indicators including merchant bankcard processing dollar values and transaction count (SMB Payments), issuing dollar volume and transaction count (B2B Payments), and average billed clients and new enrollments (Enterprise Payments), from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Revenue
For the year ended December 31, 2024, our consolidated revenue of $879.7 million increased by $124.1 million, or 16.4%, from $755.6 million for the year ended December 31, 2023. This overall increase was driven by increases in merchant bankcard processing dollar value and transaction count in our SMB Payments segment, an increase in new enrollments and higher interest income on permissible investments in our Enterprise Payments segment and an increase in revenue from CPX due to increase in volumes and Plastiq business acquired during the third quarter of 2023 in B2B Payments segment.
Revenues by type for 2024 and 2023 were as follows:

(in thousands)	Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change
Revenue Type:
Merchant card fees	$670,411	$595,205	$75,206
Money transmission services	130,123	98,137	31,986
Outsourced services and other services	67,018	49,600	17,418
Equipment	12,150	12,670	(520)
Total revenues	$879,702	$755,612	$124,090
Merchant Card Fees
For the year ended December 31, 2024, our merchant card fees revenue of $670.4 million increased by $75.2 million, or 12.6%, from $595.2 million for the year ended December 31, 2023. This increase was primarily driven by revenue from the Plastiq business that was acquired during the third quarter of 2023 and increased bankcard processing dollar values and transaction counts in SMB payments.
Money Transmission Services
Money transmission services revenue of $130.1 million for the year ended December 31, 2024 increased by $32.0 million or 32.6%, from $98.1 million for the year ended December 31, 2023 and is primarily driven by an increase in customer enrollments.

Outsourced Services and Other Services
Outsourced services and other services revenue of $67.0 million for the year ended December 31, 2024 increased by $17.4 million, or 35.1%, from $49.6 million for the year ended December 31, 2023. This increase was primarily due to growth in interest income on permissible investments due to higher interest rates and deposit balances and additional revenues generated by our B2B Payments segment.
Equipment
Equipment revenue of $12.2 million for the year ended December 31, 2024, decreased by $0.5 million, or 4.1%, from $12.7 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in point-of-sale equipment sales volume.
Operating Expenses
Operating expenses for 2024 and 2023 were as follows:

(in thousands)	Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$551,621	$480,307	$71,314
Salary and employee benefits	89,216	79,974	9,242
Depreciation and amortization	58,041	68,395	(10,354)
Selling, general and administrative	47,403	45,412	1,991
Total operating expenses	$746,281	$674,088	$72,193
Costs of Services (excludes depreciation and amortization)
Costs of services (excludes depreciation and amortization) of $551.6 million for the year ended December 31, 2024 increased by $71.3 million, or 14.8%, from $480.3 million for the year ended December 31, 2023, primarily due to the corresponding increase in revenues. For the year ended December 31, 2024, costs of services (excluding depreciation and amortization) as a percentage of total revenues decreased to 62.7% as compared to 63.6% for the year ended December 31, 2023. This decrease was primarily due to the increase in interest income on permissible investments and money transmission revenues which do not have significant cost of services offset by certain credit losses, obsolete inventory write offs and, mix related margin compression.
Salary and employee benefits
Salary and employee benefits expense of $89.2 million for the year ended December 31, 2024 increased by $9.2 million, or 11.6%, from $80.0 million for the year ended December 31, 2023, primarily due to higher wages, and increased headcount from acquisitions to support overall growth of the Company. The Company's employee headcount increased to 1,019 in 2024 from 977 in 2023.
Depreciation and amortization expense
Depreciation and amortization expense of $58.0 million for the year ended December 31, 2024 decreased by $10.4 million, or 15.1%, from $68.4 million for the year ended December 31, 2023, primarily due to full amortization of certain intangible assets partially offset by the depreciation of new assets placed in service.

Selling, general and administrative
Selling, general and administrative expenses of $47.4 million for the year ended December 31, 2024 increased by $2.0 million, or 4.4%, from $45.4 million for the year ended December 31, 2023, primarily due to increase of $8.5 million in marketing, software, management fee, bad debt write offs and other operating expenses offset by decrease in restructuring expenses ($3.5 million), legal and professional expenses ($1.5 million) primarily related to acquisitions, and gain from changes in fair value of contingent consideration ($1.5 million).

Other Expenses, net

(in thousands)	Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change
Other expense
Interest expense	$(88,948)	$(76,108)	$(12,840)
Debt extinguishment and modification costs	(10,369)	—	(10,369)
Other income, net	3,177	1,736	1,441
Total other expenses, net	$(96,140)	$(74,372)	$(21,768)

Interest expense
Interest expense of $88.9 million for the year ended December 31, 2024 increased by $12.8 million, or 16.9%, from $76.1 million for the year ended December 31, 2023, due to higher debt balances to fund the redemption of the redeemable senior preferred stock partially offset by a decrease in interest rates during the fourth quarter of 2024.
Debt extinguishment and modification costs
Debt extinguishment and modification costs for the year ended December 31, 2024 increased by $10.4 million or 100%, from the year ended December 31, 2023, due to debt refinancings (see Note 10. Debt Obligations). Other income, net of $3.2 million for the year ended December 31, 2024 increased by $1.4 million, or 83.0%, from $1.7 million for the year ended December 31, 2023, due to increased interest income from the Company's operating accounts.
Income tax expense

(in thousands)	Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change
Income before income taxes	$37,281	$7,152	$30,129
Income tax expense	$13,266	$8,463	$4,803
Effective tax rate	35.6%	118.3%
The decrease in the effective tax rate from 2023 to 2024 is primarily due to a reduction in the amount of additional valuation allowance recorded against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2024 may not be indicative of our effective tax rate for future periods.

Earnings Attributable to Common Shareholders

(in thousands)	Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change
Net income (loss)	$24,015	$(1,311)	$25,326
Less: Dividends, accretion and related excise tax attributable to redeemable senior preferred stockholders	(47,336)	(47,744)	408
Less: NCI preferred unit redemptions, net of deferred tax benefit	(639)	—	(639)
Net loss attributable to common shareholders	$(23,960)	$(49,055)	$25,095
Dividends, accretion and related excise tax attributable to redeemable senior preferred stockholders consists of $27.7 million of dividends, $16.9 million of accretion and $2.7 million of excise tax related to redemption of redeemable senior preferred stock and redeemable NCI for the year ended December 31, 2024. The balance remained consistent as compared to 2023 due to redemption of redeemable senior preferred stock during 2024.
Segment Results
The Company's chief operating decision makers ("CODM") are our CEO and CFO. The CODM uses adjusted earnings before interest expense, income tax and depreciation and amortization expenses ("Adjusted EBITDA") as measures of segment profit and loss to allocate resources.
Adjusted EBITDA represents, EBITDA, adjusted for certain non-cash costs, such as stock-based compensation and the write-off of the carrying value of investments or other assets, as well as debt extinguishment and modification expenses and other expenses and income items considered non-recurring, such as acquisition integration expenses, certain professional fees, and litigation settlements. Adjusted EBITDA is a non-GAAP measure and therefore, a reconciliation to net income (loss) (a GAAP measure) is included herein.
Operating overhead and shared costs are managed centrally and included in corporate.
This non-GAAP financial measure helps to understand the underlying financial and business trends relating to results of operations of the Company and therefore used as a measure of segment profit or loss for the purposes of evaluation of segment performance and allocation of resources.
SMB Payments

(in thousands)	Year Ended December 31,
	2024	2023	Change
Revenues	$613,547	$583,251	$30,296
Adjusted EBITDA	108,913	109,485	$(572)
Key Indicators:
Merchant bankcard processing dollar value	$61,703,021	$59,054,039	$2,648,982
Merchant bankcard transaction count	755,989	696,203	59,786
Total card processing dollar value	$71,566,091	$68,489,886	$3,076,205
Revenue
Revenue from our SMB Payments segment was $613.5 million for the year ended December 31, 2024, compared to $583.3 million for the year ended December 31, 2023. The increase of $30.3 million, or 5.2%, was primarily driven by merchant card fee rate and bankcard processing dollar value and transaction count increases. The Company's merchant card fee revenue from the SMB Payments segment ($595.0 million for 2024 and $564.3 million for 2023) as a percentage of merchant bankcard processing dollar value during 2024 increased to 0.96% from 0.95% during 2023. The increase was primarily driven by changes in the merchant mix.
Adjusted EBITDA
Adjusted EBITDA from our SMB Payments segment was $108.9 million for the year ended December 31, 2024, compared to $109.5 million for the year ended December 31, 2024. The decrease of $0.6 million or 0.6% was primarily due to certain credit losses, mix-related margin compression and increase in salary expenses partially offset by increased revenue and gain from changes in the fair value of contingent consideration from a past acquisition.
B2B Payments

(in thousands)	Year Ended December 31,
	2024	2023	Change
Revenues	$89,103	$41,156	$47,947
Adjusted EBITDA	7,605	2,250	5,355
Key Indicators:
B2B issuing dollar volume	$977,278	$851,948	$125,330
B2B issuing transaction	974	1,087	(113)
Revenue
Revenue from our B2B Payments segment was $89.1 million for the year ended December 31, 2024, compared to $41.2 million for the year ended December 31, 2023. The increase of $47.9 million, or 116.5%, was primarily driven by an increase of $44.4 million in the Plastiq business which was acquired during the third quarter of 2023 and an increase of $4.1 million in the CPX business due to increased interest revenue and volumes. This increase was offset by a decrease of $0.6 million driven by the wind down of certain customer programs in the managed services business during the fourth quarter of 2023.
Adjusted EBITDA
Adjusted EBITDA from our B2B Payments segment was $7.6 million for the year December 31, 2024, compared to $2.2 million for the year ended December 31, 2023. The increase of $5.4 million was primarily driven by increase in revenues offset by increase in operating expenses.
Enterprise Payments

(in thousands)	Year Ended December 31,
	2024	2023	Change
Revenues	$180,448	$132,186	$48,262
Adjusted EBITDA	154,936	110,893	$44,043
Key Indicators:
Average billed clients	$797,567	$556,526	$241,041
Average new enrollments	56,072	51,059	5,013
Revenue
Revenue from our Enterprise Payments segment was $180.4 million for the year ended December 31, 2024, compared to $132.2 million for the year ended December 31, 2023. The increase of $48.3 million, or 36.6%, was primarily driven by an increase in customer enrollments, additional revenues generated by our Passport platform, and growth in interest income due to higher deposit balances and higher returns on the permissible investments related to our money transmission licenses.

Adjusted EBITDA
Adjusted EBITDA from our Enterprise Payments segment was $154.9 million for the year ended December 31, 2024, compared to $110.9 million for the year ended December 31, 2023. The increase of $44.0 million or 39.8% was primarily due to increase in revenue offset by increased salaries.

	Year Ended December 31, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$108,913	$7,605	$154,936	$(67,187)	$204,267
Interest expense	(1)	(4,340)	—	(84,607)	(88,948)
Depreciation and amortization	(30,865)	(5,258)	(16,928)	(4,990)	(58,041)
Debt modification and extinguishment expenses	—	—	—	(10,369)	(10,369)
Selling, general and administrative (non-recurring)	—	—	—	(3,510)	(3,510)
Non-cash stock based compensation	(16)	(220)	(131)	(5,751)	(6,118)
Income (loss) before taxes	$78,031	$(2,213)	$137,877	$(176,414)	$37,281
Income tax expense					(13,266)
Net income					$24,015

	Year Ended December 31, 2023
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$109,485	$2,250	$110,893	$(54,296)	$168,332
Interest expense	—	(1,302)	(357)	(74,449)	(76,108)
Depreciation and amortization	(36,715)	(1,831)	(22,426)	(7,423)	(68,395)
Selling, general and administrative (non-recurring)	—	—	—	(9,825)	(9,825)
Non-cash stock based compensation	(539)	(549)	(261)	(5,419)	(6,768)
Non-cash other losses	—	—	—	(84)	(84)
Income (loss) before taxes	$72,231	$(1,432)	$87,849	$(151,496)	$7,152
Income tax expense					(8,463)
Net loss					$(1,311)

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our customer base, for technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management's estimates and assumptions regarding effects of micro and macro factors impacting the economic environment in which the Company operates on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of changes in economic, political and market conditions are difficult to predict, and ultimately could negatively impact our liquidity and capital resources. Our principal uses of cash are to fund business operations (including capital expenditures and strategic investments) and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $53.4 million at December 31, 2024 and $29.2 million at December 31, 2023. As of December 31, 2024, we had cash and cash equivalents with a balance of $58.6 million compared to $39.6 million at December 31, 2023. These cash and cash equivalent balances do not include restricted cash of $11.1 million and $11.9 million at December 31, 2024 and 2023, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $9.5 million and $6.7 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, we had availability of approximately $70.0 million under our revolving credit arrangement.
The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

	Years Ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$85,609	$81,256
Investing activities	(35,546)	(55,748)
Financing activities	147,578	210,105
Net increase in cash and restricted cash	$197,641	$235,613
Cash Provided by Operating Activities
Net cash provided by operating activities was $85.6 million and $81.3 million for the years ended December 31, 2024 and 2023, respectively. The $4.3 million or 5.3% increase in 2024 was driven by net income increase, offset by changes in non-cash items and, operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $35.5 million compared to cash used investing activities of $55.7 million for the years ended December 31, 2024 and 2023, respectively. The Company had no business acquisitions for the year ended December 31, 2024, compared to net cash used of $28.2 million in 2023 to acquire Plastiq business. Additions to property, equipment and software was $21.7 million for the year ended December 31, 2024 compared to $21.3 million in 2023 and acquisitions of intangible assets was $10.5 million for the year ended December 31, 2024, compared to $6.6 million in 2023. Net amount of $3.4 million was advanced for loans to ISOs for the year ended December 31, 2024, compared to $0.4 million related to payments received against loans to ISOs in 2023.
Cash Provided by Financing Activities
Net cash provided by financing activities was $147.6 million for the year ended December 31, 2024, compared to $210.1 million for the year ended December 31, 2023. The net cash provided by for the year ended December 31, 2024 included changes in the net obligations for funds held on the behalf of customers of $179.6 million, borrowings under the 2024 Credit Agreement (including the First Amendment) net of issue discounts of $945.1 million, and proceeds for the exercise of stock options of $1.8 million. This was offset by repayment of the principal of the 2021 Credit Agreement and debt issuance and modification costs related to the refinancing of $666.5 million, redemption of the redeemable senior preferred stock including dividends of $303.2 million, redemption of non-controlling interest in subsidiary of $2.1 million, $1.5 million of cash used for shares withheld for taxes, and $5.6 million of payment of contingent consideration for business combinations. For the year ended December 31, 2023, included changes in the net obligations for funds held on the behalf of customers of $211.1 million,

$49.8 million related to proceeds from the increase of the term Facility under the 2021 Credit Agreement and $44.0 million related to additional borrowings under the revolving credit facility. This was offset by $56.5 million of cash used for the repayment of borrowings under the revolving credit facility, $6.3 million of cash used for the repayment of the 2021 Credit Agreement's term facility, $24.7 million of cash dividends paid to redeemable senior preferred stockholders, $1.3 million of cash used for shares withheld for taxes, $4.7 million of payments of contingent consideration for business combinations and $1.2 million for debt issuance and modification costs paid related to the modification of the 2021 Credit Agreement.
Long-Term Debt
For the year ended December 31, 2024, the Company had outstanding debt obligations, including the current portion and net of unamortized debt discount of $945.5 million, compared to $654.4 million for the year ended December 31, 2023, resulting in an increase of $291.1 million. The debt balance for the year ended December 31, 2024 consisted of funds outstanding under the term facility, offset by $15.1 million of unamortized debt discounts and issuance costs. There were no funds outstanding under the revolving credit facility as of December 31, 2024 and 2023. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity.
On May 16, 2024, the Company entered in to the 2024 Credit Agreement, which provided a $835.0 million term facility and a revolving credit facility of $70.0 million. The term facility was was further increased by $115.0 million (First Amendment to the 2024 Credit Agreement) effective November 21, 2024. The outstanding borrowings will accrue using the SOFR rate plus an applicable margin per year subject to a SOFR floor of 0.50%. The term facility matures in May 2031 and the revolving credit facility expires in May 2029.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of December 31, 2024, the Company was in compliance with the covenants in the 2024 Credit Agreement.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our debt facilities under our Credit Agreement bear interest at either a base rate or a SOFR rate plus an applicable margin per year, subject to a SOFR rate floor of 0.50% per year. As of December 31, 2024, we had $945.5 million in outstanding borrowings under our Credit Agreement. Ignoring the 0.50% SOFR floor, a hypothetical 1.00% increase or decrease in the applicable SOFR rate on our outstanding indebtedness under the Credit Agreement would increase or decrease cash interest expense by approximately $9.5 million per year. We do not currently hedge against interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Priority Technology Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and non-controlling interests and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 6, 2025 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Residual Commissions and Residual Commission Expenses
Description of the Matter
Accrued residual commissions recorded by the Company and included on the Consolidated Balance Sheet were $37.6 million at December 31, 2024, and residual commission expenses included within costs of services on the Consolidated Statement of Operations were $426.6 million for the year ended December 31, 2024. As discussed in Note 1 of the consolidated financial statements, the Company accrues and pays commission expense for certain customer services and other services provided by its independent sales organizations (ISOs). Commissions are based on a percentage of the net revenues generated from the Company’s merchant customers, and these percentages vary based on the program type and transaction volume of each merchant.

Auditing residual commissions was complex due to the non-standard nature of the pricing terms within the ISO contracts, the volume of contracts, the volume of transactions processed each month, and the degree of auditor judgment needed to design the nature and extent of audit procedures to obtain sufficient audit evidence.

How We Addressed the Matter in Our Audit
To test accrued residual commissions and residual commission expenses, our audit procedures included, among others, testing the completeness and accuracy of the underlying data supporting the commission calculations and the accuracy of the calculations. We selected a sample of monthly ISO payments and, for each sample item, we compared the pricing terms included in the calculation to the respective ISO contract or other source documents, recalculated the related expense and accrual, and agreed the commission payment to evidence of cash disbursement. Additionally, for these monthly ISO payments, we selected a sample of merchant customers, then selected a transaction type, obtained their monthly processing statements, which were generated by the Company’s third-party processors, and agreed the monthly payment volumes to the commission calculations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Atlanta, Georgia
March 6, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Priority Technology Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Priority Technology Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework (the COSO criteria)). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Priority Technology Holdings, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design and operation of certain automated controls (including related information technology general controls) for certain tools or applications involved in the transformation and ingestion of third-party processors’ data in the Company’s control environment. The ingested data is a key input for determination of merchant revenue (and related accounts receivable) and residual expense (and related accounts payable). Consequently, automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications and processes were also deemed ineffective.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit and non-controlling interests and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 6, 2025 which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 6, 2025

Priority Technology Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$58,600	$39,604
Restricted cash	11,090	11,923
Accounts receivable, net of allowances of $3,045 and $5,289, respectively	67,969	58,551
Prepaid expenses and other current assets	22,990	13,273
Current portion of notes receivable, net of allowances of $0 and $0, respectively	3,638	1,468
Settlement assets and customer/subscriber account balances	940,798	756,475
Total current assets	1,105,085	881,294
Notes receivable, less current portion	4,919	3,728
Property, equipment and software, net	52,477	44,680
Goodwill	376,091	376,103
Intangible assets, net	240,874	273,350
Deferred income taxes, net	24,697	22,533
Other noncurrent assets	22,717	13,649
Total assets	$1,826,860	$1,615,337
Liabilities, Redeemable Senior Preferred Stock and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$62,149	$52,643
Accrued residual commissions	37,560	33,025
Customer deposits and advance payments	2,246	3,934
Current portion of long-term debt	9,503	6,712
Settlement and customer/subscriber account obligations	940,213	755,754
Total current liabilities	1,051,671	852,068
Long-term debt, net of current portion, discounts and debt issuance costs	920,888	631,965
Other noncurrent liabilities	19,326	18,763
Total liabilities	1,991,885	1,502,796
Commitments and contingencies (Note 17)
Redeemable senior preferred stock, net of discounts and issuance costs:
Redeemable senior preferred stock, $0.001 par value per share; 250,000 shares authorized; 225,000 issued at December 31, 2024 and December 31, 2023; 0 and 225,000 outstanding at December 31, 2024 and December 31, 2023	—	258,605
Shareholders' deficit:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; none issued or outstanding at December 31, 2024 and December 31, 2023	—	—
Common Stock,$0.001 par value per share; 1,000,000,000 shares authorized; 81,866,711 and 79,589,055 shares issued at December 31, 2024 and December 31, 2023, respectively; and 77,479,908 and 76,956,889 shares outstanding at December 31, 2024 and December 31, 2023, respectively.	77	77
Treasury stock at cost, 4,386,803 and 2,632,166 shares at December 31, 2024 and December 31, 2023, respectively	(19,607)	(12,815)
Additional paid-in capital	—	—
Accumulated other comprehensive income	(176)	(29)
Accumulated deficit	(147,134)	(134,951)
Total shareholders' deficit attributable to shareholders of Priority	(166,840)	(147,718)
Non-controlling interests in consolidated subsidiaries	1,815	1,654
Total shareholders' deficit	(165,025)	(146,064)
Total liabilities, redeemable senior preferred stock and shareholders' deficit	$1,826,860	$1,615,337
See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues	$879,702	$755,612	$663,641
Operating expenses
Costs of services (excludes depreciation and amortization)	551,621	480,307	436,753
Salary and employee benefits	89,216	79,974	65,077
Depreciation and amortization	58,041	68,395	70,681
Selling, general and administrative	47,403	45,412	34,965
Total operating expenses	746,281	674,088	607,476
Operating income	133,421	81,524	56,165
Other expense
Interest expense	(88,948)	(76,108)	(53,554)
Debt extinguishment and modification costs	(10,369)	—	—
Other income, net	3,177	1,736	589
Total other expense, net	(96,140)	(74,372)	(52,965)
Income before income taxes	37,281	7,152	3,200
Income tax expense	13,266	8,463	5,350
Net income (loss)	24,015	(1,311)	(2,150)
Less: Dividends, accretion, and related excise tax attributable to redeemable senior preferred stockholders	(47,336)	(47,744)	(36,880)
Less: Return on redeemable NCI in consolidated subsidiary	(639)	—	—
Net loss attributable to common shareholders	(23,960)	(49,055)	(39,030)
Other comprehensive loss
Foreign currency translation adjustments	(147)	(29)	—
Comprehensive loss	$(24,107)	$(49,084)	$(39,030)

Loss per common share:
Basic and diluted	$(0.31)	$(0.63)	$(0.50)

Weighted-average common shares outstanding:
Basic and diluted	77,993	78,333	78,233

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Shareholders	NCIs	Total
	Shares	$	Shares	$
January 1, 2022	76,740	$77	720	$(4,091)	$39,835	$—	$(100,058)	$(64,237)	$—	$(64,237)
Equity-classified stock-based compensation	—	—	—	—	6,695	—	—	6,695	—	6,695
Vesting of stock-based compensation	925	1	—	—	—	—	—	1	—	1
Issuance of profit interests in wholly-owned subsidiaries	—	—	—	—	—	—	—	—	1,255	1,255
Share repurchases	(1,621)	(2)	1,621	(7,468)	—	—	—	(7,470)	—	(7,470)
Dividends on redeemable senior preferred stock	—	—	—	—	(33,594)	—	—	(33,594)	—	(33,594)
Accretion of unamortized issuance costs for redeemable senior preferred stock	—	—	—	—	(3,286)	—	—	(3,286)	—	(3,286)
Net loss	—	—	—	—	—	—	(2,150)	(2,150)	—	(2,150)
December 31, 2022	76,044	76	2,341	(11,559)	9,650	—	(102,208)	(104,041)	1,255	(102,786)
Equity-classified stock-based compensation	—	—	—	—	6,480	—	—	6,480	—	6,480
ESPP compensation and vesting of stock-based compensation	1,204	1	—	—	182	—	—	183	—	183
Shares withheld for taxes	(291)	—	291	(1,256)	—	—	—	(1,256)	—	(1,256)
Dividends on redeemable senior preferred stock	—	—	—	—	(44,404)	—	—	(44,404)	—	(44,404)
Accretion of redeemable senior preferred stock	—	—	—	—	(3,340)	—	—	(3,340)	—	(3,340)
Adjustments to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	802	802
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)	—	(29)
Reclassification of negative additional paid-in capital	—	—	—	—	31,432	—	(31,432)	—	—	—
Net loss	—	—	—	—	—	—	(1,311)	(1,311)	—	(1,311)

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Deficit and Non-Controlling Interests
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Shareholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	5,957	—	—	5,957	—	5,957
PHOT Share issuance	813	1	—	—	—	—	—	1	—	1
Exchange for PHOT redeemable NCI	(1,428)	(2)	1,428	(5,255)	—	—	—	(5,257)	—	(5,257)
Return of PHOT redeemable NCI	—	—	—	—	(639)	—	—	(639)	—	(639)
Redemption of PHOT redeemable NCI, net of tax	—	—	—	—	3,734	—	—	3,734	—	3,734
ESPP compensation and vesting of stock-based compensation	1,197	1	—	—	238	—	—	239	—	239
Shares withheld for taxes	(326)	—	326	(1,537)	—	—	—	(1,537)	—	(1,537)
Exercise of stock options	267	—	—	—	1,848	—	—	1,848	—	1,848
Dividends on redeemable senior preferred stock	—	—	—	—	(27,678)	—	—	(27,678)	—	(27,678)
Accretion of redeemable senior preferred stock	—	—	—	—	(16,920)	—	—	(16,920)	—	(16,920)
Excise tax on repurchase of redeemable senior preferred stock	—	—	—	—	—	—	(2,738)	(2,738)	—	(2,738)
Adjustment to NCI	—	—	—	—	—	—	—	—	161	161
Foreign currency translation adjustment	—	—	—	—	—	(147)	—	(147)	—	(147)
Reclassification of negative additional paid-in capital	—	—	—	—	33,460	—	(33,460)	—	—	—
Net income (loss)	—	—	—	—	—	—	24,015	24,015	—	24,015
December 31, 2024	77,480	77	4,386	(19,607)	—	(176)	(147,134)	(166,840)	1,815	(165,025)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$24,015	$(1,311)	$(2,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of assets	58,041	68,395	70,681
Stock-based compensation, ESPP, and incentive units compensation	6,118	6,769	6,228
Amortization of debt issuance costs and discounts	2,736	3,849	3,521
Debt extinguishment and modification costs	10,369	—	—
Deferred income tax benefit	(2,194)	(6,086)	(8,183)
Change in contingent consideration liability	2,839	(1,639)	2,059
Other non-cash items, net	(147)	(3,924)	74
Change in operating assets and liabilities:
Accounts receivable	(9,387)	24,471	(19,580)
Prepaid expenses and other current assets	(6,062)	(936)	(160)
Income taxes (receivable) payable	(3,633)	(273)	6,260
Notes receivable	—	(912)	377
Accounts payable and other accrued liabilities	9,562	(3,218)	19,794
Customer deposits and advance payments	(1,688)	1,102	(2,403)
Other assets and liabilities, net	(4,960)	(5,031)	(6,000)
Net cash provided by operating activities	85,609	81,256	70,518
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(28,222)	(4,976)
Additions to property, equipment and software	(21,693)	(21,256)	(18,882)
Notes receivable, net	(3,361)	376	(4,662)
Acquisition of assets and other investing activities	(10,492)	(6,646)	(7,983)
Net cash used in investing activities	(35,546)	(55,748)	(36,503)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	945,126	49,750	—
Debt issuance and modification costs paid	(7,680)	(1,220)	—
Repayments of long-term debt	(658,835)	(6,328)	(6,200)
Borrowings under revolving credit facility	—	44,000	29,500
Repayments of borrowings under revolving credit facility	—	(56,500)	(32,000)
Redemption of senior preferred stock	(225,000)	—	—
Redemption of accumulated dividend on redeemable preferred stock	(54,557)	—	—
Redemption of redeemable non-controlling interest in subsidiary	(2,130)	—	—
Repurchases of Common Stock and shares withheld for taxes	(1,538)	(1,256)	(7,468)
Dividends paid to redeemable senior preferred stockholders	(23,646)	(24,718)	(11,459)
Proceeds from the exercise of stock options	1,816	—	—
Settlement and customer/subscriber accounts obligations, net	179,614	211,077	43,143
Payment of contingent consideration related to a business combination	(5,592)	(4,700)	(7,014)
Net cash provided by financing activities	147,578	210,105	8,502
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	197,641	235,613	42,517
Cash and cash equivalents, and restricted cash at beginning of period	796,223	560,610	518,093

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash and cash equivalents, and restricted cash equivalents at end of period	$993,864	$796,223	$560,610

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$58,600	$39,604	$18,454
Restricted cash	11,090	11,923	10,582
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (see Note 4)	924,174	744,696	531,574
Total cash and cash equivalents, and restricted cash	$993,864	$796,223	$560,610

Supplemental cash flow information:
Cash paid for interest	$82,280	$75,859	$46,907
Cash paid for income taxes, net of refunds	$19,200	$12,917	$6,744
Non-cash investing and financing activities:
Contingent consideration accrual	$2,839	$5,951	$6,079
Net non-cash change in lease liability	$1,549	$1,520	$1,722
Measurement period adjustment to purchase price	$12	$111	$—
Acquisition of intangible asset	$(4,031)	$—	$—
Cash portion of dividend payable and ticking fee for redeemable senior preferred stock(1)	$—	$(7,027)	$(5,341)
Issuance of NCI	$—	$184	$1,255
Adjustment to value of profit interest unit	$—	$(404)	$—
Forfeiture of liability-classified award	$—	$—	$325
Change in ESPP liability	$—	$—	$143

(1)The dividend payable for year ended December 31, 2023, was paid on January 2, 2024. The dividend payable for year ended December 31, 2022, was paid on January 2, 2023.

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business and Significant Accounting Policies
The Business
Priority is a payments and banking fintech that streamlines collecting, storing, lending and sending money through its innovative commerce engine (the “Priority Commerce Engine” or “PCE”) to unlock revenue opportunities and generate operational success for businesses. Our mission is to provide a personalized financial toolset to accelerate cashflow and optimize working capital for our customers by providing merchant services, payables and banking & treasury solutions.

The Company operates from a purpose-built business platform that includes tailored customer service offerings and bespoke technology development, allowing the Company to provide end-to-end solutions for payment and payment-adjacent needs.
The Company provides its services through the following reportable segments:
•SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank, Visa and Mastercard) in addition to improving cash flows by providing instant access to working capital.
•Enterprise Payments: Provides embedded finance and BaaS solutions to customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
For additional information about our reportable segments, see Note 19. Segment Information.
To provide many of its services, the Company enters into agreements with payment processors which in turn, have agreements with multiple card associations. These card associations comprise an alliance aligned with insured FIs ("member banks") that work in conjunction with various local, state, territory and federal government agencies to make the rules and guidelines regarding the use and acceptance of credit and the card associations. The Company has multiple sponsorship bank agreements and is itself a registered ISO with Visa. The Company is also a registered member service provider with Mastercard. The Company's sponsorship agreements allow the capture and processing of electronic data in a format to allow such data to flow through networks for clearing and fund settlement of merchant transactions. The Company also offers money transmission services in forty six U.S. states, the District of Columbia and two U.S. territories.
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
NCI represents the equity interest not owned by the Company and are recorded for consolidated entities in which the Company owns less than 100% of the interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions, and upon loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings. There was no income or loss attributable to NCI in accordance with the applicable operating agreements for any years presented.
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
In delivering payment services to the customer, the Company also provides a limited license agreement to the customer for the use of one or more of the Company's proprietary cloud-based software applications. The Company grants a right to use its software applications only when the customer has contracted with the Company to receive related payment services. When combined with the underlying payment services, the license and the payment services provided to the customer are a single stand-ready obligation and the Company's performance obligation is defined by each time increment, rather than by the underlying activities, (quantity and timing of which is not determinable), satisfied over time based on days elapsed.
In order to provide our payment services, we obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of services or goods to the customer, the Company considers the nature of each specific promised service or good and applies judgment to determine whether the Company controls the service or good before it is transferred to the customer or whether the Company is acting as an agent of the third party or principal to the customer. To determine whether the Company controls the service or good, it assesses indicators including: 1) which party is primarily responsible for fulfillment; 2) which party has discretion in determining pricing for the service or good; and 3) other considerations deemed to be applicable to the specific situation. Based on our assessment of these indicators, we have concluded that the promise to our customers to provide payment services is distinct from the services provided by the card issuing FIs and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing FIs and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, we present our revenues net of the interchange fees retained by the card issuing FIs and the fees charged by the payment networks except for our Plastiq (B2B Payments) business where the Company is considered a merchant of record and therefore, revenue is presented on gross basis.
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
B2B Payments – The Company's B2B Payments segment enables the Company's customers to automate their accounts payable and other commercial payments functions with the Company's payment services that utilize physical and virtual payment cards as well as ACH transactions. The Company also provides cost-plus-fee turn-key business process outsourcing and assists commercial customers with programs that are designed to increase acceptance of Electronic Payments. Revenues are generally earned on a per-transaction basis and are recognized by the Company over time, net of certain third-party costs for interchange fees, assessments to the payment networks, credit card associations fees, sponsor bank fees and rebates to customers.
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
Revenue from the Enterprise Payments segment consists of the following:
•Enrollment fees: The revenue associated with enrollment fees is recognized at a point in time upon the receipt of a fully executed enrollment application, completion of the customer account setup, data verification and the constructive receipt of the applicable non-refundable fee.
•Subscription fees: The Company recognizes monthly subscription fees as recurring maintenance fees each month during the term of the client's enrollment. Revenue from transaction-based fees is recognized over time upon constructive receipt of transaction fees for payments to creditors issued via ACH payments, paper checks or wire transfers. These fees are transferred to the Company from the customer account balances, which may be maintained by the Company in money transmission license trust accounts or by partner banks.
•Interest revenue: Interest revenue is derived from certain customer balances maintained in interest bearing accounts with select partner banks.
•CRM and consulting fees: CRM license fees are recognized on a monthly basis and consulting fees are recognized over time when services are performed.
A substantial portion of this segment's revenues are earned as an agent of a third party, and therefore this earned revenue is reported as a net amount within revenue.
Interest income
Interest income generated by the Company's ordinary activities (i.e. from reserves and customer deposits) are presented within outsourced services and other services revenue. See Note 3. Revenues.
Interest income from the Company's surplus cash balances, notes receivable and other investments are included within other income. Interest on notes receivable is recognized on a monthly basis and is included in other income, net.
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
For the Plastiq (B2B Payments) business, the Company acts as merchant of record and therefore transaction processing costs, including interchange fees, are presented as costs of services.
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
Contract Acquisition Costs
The Company pays certain bonuses to its ISOs for boarding incremental merchants which the Company expects to obtain benefit from in future periods. These bonuses are recorded as contract acquisition costs and are amortized over three or five years. Net contract acquisition costs were $8.7 million and $6.6 million at December 31, 2024 and December 31, 2023, respectively. Amortization expense for contract acquisition costs for the years ended December 31, 2024 and 2023 was $2.0 million and $1.0 million, respectively. Amortization expense for the year ended December 31, 2022, was immaterial.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes highly liquid instruments with an original maturity of three months or less, and cash owned by the Company that is held in financial institutions. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements or reserves held per contact terms.

Accounts Receivable, net
Accounts receivable is stated net of allowance for current period credit losses for any uncollectible amounts and are amounts primarily due from the Company's sponsor banks for revenues earned, net of related interchange and processing fees, and do not bear interest. Other types of accounts receivable are from agents, merchants, card networks and other customers. Amounts due from sponsor banks are typically paid within 30 days following the end of each month.
Inventory
Inventory consists primarily of POS terminals and certain subscription coupons which is carried at the lower of cost or net realizable value. Cost is equal to the purchase price and other expenses incurred with acquiring the inventory and is substantially valued using the weighted average cost method. The carrying amount is reduced when items are determined to be obsolete/expired. For the year ended December 31, 2024, the Company had a write-off for obsolete inventory for $3.5 million. The Company had no obsolete or expired inventory for the years ended December 31, 2023 and 2022.
For the year ended December 31, 2024, the Company had inventory in transit of $7.1 million.
Notes Receivable
Notes receivable are primarily comprised of notes receivable from ISOs under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. Notes receivable are recorded at the unpaid principal balance.
Allowance for Expected Losses
The Company utilizes a combination of aging and loss-rate methodologies to develop an estimate of current expected credit losses based on the nature and risks associated with the underlying asset pool. A broad range of factors are considered during the estimation of the allowance including historical losses, adjustments for current conditions and future trends. The Company may also utilize a mix of qualitative and quantitative risk factors within its estimation. The allowance for expected loss from accounts receivable was $3.0 million and $5.3 million at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, there was no allowance for expected loss on notes receivable. See Note 5. Notes Receivable. As of December 31, 2024 and December 31, 2023, the allowance for expected losses on settlement assets was $7.9 million and $6.6 million, respectively. See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations. A reconciliation of the beginning and ending amount of allowance for expected losses is as follows for the year ended December 31, 2024:

(in thousands)	Trade Receivables	Settlement assets
Balance at January 1, 2024	$(5,289)	$(6,558)
Charge-offs (recoveries), net	6,152	11,707
Provision	(3,908)	(13,085)
Balance at December 31, 2024	$(3,045)	$(7,936)
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
Investments
During the year ended December 31, 2024, the Company made an investment in an equity security, carried at the cost of $4.8 million within other noncurrent assets. The fair value of this security is not readily determinable.
Property and Equipment
Property and equipment are stated at cost, except for property and equipment acquired in a business combination, which is recorded at fair value at the time of the transaction. Depreciation is primarily calculated using the straight-line method over the estimated useful lives of the assets.
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. There were no impairment charges associated with internal-use software for the years ended December 31, 2024, 2023 and 2022.

For the years ended December 31, 2024, 2023 and 2022, the Company capitalized software development costs of $26.1 million, $21.3 million and $16.8 million, respectively. As of December 31, 2024 and 2023, capitalized software development costs, net of accumulated amortization, totaled $48.1 million and $40.6 million, respectively, and are included in property, equipment and software, net on the Consolidated Balance Sheets.
Amortization expense for capitalized software development costs for the years ended December 31, 2024, 2023 and 2022 was $11.8 million, $9.4 million and $6.9 million, respectively, and are included in depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Loss.
Intangible Assets
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

Intangible Asset	Nature	Estimated Useful Life
ISO and Referral Partner Relationships	Acquired relationships with ISOs and referral partners	11 – 25 years
Residual Buyouts	Surrender of rights to receive commissions by ISOs	3 – 9 years
Customer Relationships	Acquired customer relationships	2 – 10 years
Merchant Portfolios	Acquired rights to a portfolio of merchants	5 – 10 years
Technology	Acquired proprietary software and website domains	6 – 10 years
Trade Names and Non-compete Agreements	Acquired trade names and non-compete agreements	3 – 10 years
Money Transmission Licenses	Acquired licenses to collect, store, lend and send money in forty six U.S. states, the District of Columbia and two U.S. territories.	indefinite
Impairment of Long-lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets, except goodwill and indefinite-lived intangibles, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2024, 2023 and 2022. See Note 7. Goodwill and Other Intangible Assets.
Goodwill and Indefinite-lived Intangibles

The Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The test for impairment may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the indefinite-

lived intangibles or goodwill within the reporting unit is less than its carrying value. See Note 7. Goodwill and Other Intangible Assets for further information.
Leases
The Company evaluates lease and service arrangements at lease inception to determine if the arrangement is a lease or contains a lease. Lease arrangements are evaluated at their commencement date to determine classification as operating or finance. Operating leases are reported as part of other noncurrent assets, accounts payable and accrued expenses and other noncurrent liabilities on the Company's Consolidated Balance Sheets. Finance leases, if applicable, are reported as part of property, equipment and software, net, and debt on the Company's Consolidated Balance Sheets. Leases with a term of twelve months or less ("short-term leases") are generally not included on the Company's Balance Sheets. The Company does not separate lease and non-lease components. Certain estimates and assumptions are made when determining the value of ROU Assets and the related liabilities, including when establishing the lease term and discount rates and variable lease payments (e.g., rent escalations tied to changes in the Producer Price Index). The lease term for all of the Company's leases includes the non-cancelable period of the lease adjusted for any renewal or termination options the Company is reasonably certain to exercise. The lease payment stream includes any rent escalation that is required under certain lease agreements. The Company's leases generally do not provide an implicit rate of interest, nor is it readily determinable by the Company, and as such the Company uses its incremental borrowing rate in determining the discounted value of the lease payments. Lease expense and depreciation expense, if applicable, are recognized on a straight-line basis over the term of the lease.
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
Restructuring Costs
The Company's Management approved a plan to restructure the business of its wholly owned subsidiary, PayRight. PayRight's business activity included advancing funds to customers, which did not generate the desired financial results due to changes in the economic environment, particularly the cost of capital. The restructuring plan included termination of the advancing business effective June 30, 2024. The Company included costs related to this restructuring within selling, general and administrative operating expenses and depreciation and amortization within its Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2023. The costs include allowance for certain advances whose recoverability was impacted by the restructuring of $3.5 million and $0.3 million for accelerated depreciation and amortization of assets of the restructured business.
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
Accrued Residual Commissions
Accrued residual commissions consist of amounts due to ISOs and independent sales agents based on a percentage of the net revenues generated from the Company's merchant customers referred by the respective ISO and independent sales agent. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $426.6 million, $415.1 million and $396.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022, and are included in costs of services in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
ISO Deposit and Loss Reserve
ISOs may partner with the Company in an exclusive partner program in which ISOs are given negotiated pricing in exchange for bearing the risk of loss. Through the arrangement, the Company accepts deposits on behalf of the ISO and a reserve account is established by the Company. All amounts maintained by the Company are included in the accompanying Consolidated Balance Sheets as other noncurrent liabilities, which are directly offset by restricted cash accounts owned by the Company of $5.2 million and $6.4 million as of December 31, 2024 and 2023, respectively.
Stock-based Compensation
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period and is reflected in salary and employee benefits expense on the Company's Consolidated Statements of Operations and Comprehensive Loss. Awards generally vest over three or four years and may not vest evenly over the vesting period. The effects of forfeitures are recognized as they occur. All shares issued from option exercises or vesting of PSU and RSU awards are original issuance shares and any shares withheld for taxes are repurchased by the Company.
The Company measures a liability award under a stock-based compensation payment arrangement based on the award's fair value remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period. The Company had no liability classified awards for the year ended December 31, 2024, 2023, and 2022.
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
Service-based restricted stock awards
The fair value of time-based restricted stock awards is determined based on the quoted closing price of the Company's Common Stock on the business day prior to the grant date and is recognized as compensation expense over the vesting term of the awards.
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
Non-voting Incentive Units
The Company issued non-voting incentive units to certain employees and partners in seven subsidiaries. These non-voting incentive units were determined to be equity and are accounted for under ASC 718 Stock Compensation. The non-voting incentive units are either fully vested when granted, or vest according to the service period and/or performance measure noted in the grant agreement. As the non-voting incentive units are vested, they are recognized as NCI to the Company, who is the majority owner of the subsidiaries.
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
Repurchased Stock
Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its Common Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact. See Note 13. Shareholders' Deficit.
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
Earnings (Loss) per Share
Basic EPS is computed by dividing net income (loss) available to Common Shareholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method. Diluted EPS excludes potential shares of Common Stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner. See Note 13. Shareholders' Deficit.
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
The carrying values of accounts and notes receivable, accounts payable and accrued expenses, long-term debt, restricted cash and cash and cash equivalents, including settlement assets and the associated deposit liabilities, approximate their fair values due to either the short-term nature of such instruments or the fact that the interest rate of the debt is based upon current market rates. See Note 18. Fair Value.
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
Concentration of Risk
A substantial portion of the Company's revenues and receivables are attributable to merchants. For the years ended December 31, 2024, 2023 and 2022, no individual merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other reseller partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down"

period. For the years ended December 31, 2024, 2023 and 2022, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's SMB Payments reportable segment that represented approximately 6%, 15% and 21%, respectively, of the Company's consolidated revenues.
As of December 31, 2024, the Company's settlement assets and customer /subscriber account balances of $940.8 million includes cash and cash equivalents of $924.2 million related to customer account balances which are maintained in FDIC insured accounts with certain FIs. See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations.
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
Recently Adopted Accounting Standards
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company has adopted this guidance for the year ended December 31, 2024. This guidance only impacts the disclosures with no impact on the results of operations, financial position or cash flows.
Recently Issued Accounting Standards Pending Adoption
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
Disaggregation of Income Statement Expenses ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03") requiring additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this guidance for the year ended December 31, 2026. This guidance is expected to only impact the disclosures with no impact on the results of operations, financial position or cash flows.

2.    Acquisitions
Acquisitions occurred in prior years
Plastiq Acquisition
On May 23, 2023, Plastiq, Powered by Priority, LLC (the "Acquiring Entity"), a subsidiary of Priority, entered into a stalking horse equity and asset purchase agreement with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a buyer funded B2B payments platform offering bill pay and instant access to working capital to its customers and will complement the Company's existing supplier-funded B2B Payments business. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
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

(3)During the first and second quarters of 2024, the Company recorded immaterial measurement period adjustments due to a pre-acquisition tax accrual and security deposit which resulted in an adjustment to goodwill, accounts payable and accrued expenses, and prepaid expenses

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue Type:
Merchant card fees	$670,411	$595,205	$553,037
Money transmission services	130,123	98,137	71,536
Outsourced services and other services	67,018	49,600	29,627
Equipment	12,150	12,670	9,441
Total revenues(1)(2)	$879,702	$755,612	$663,641
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $52.3 million, $33.4 million and $7.5 million, of interest income for the years ended December 31, 2024, 2023 and 2022, respectively, is included in outsourced services and other services revenue in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Year Ended December 31, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$595,104	$—	$6,293	$12,150	$613,547
B2B	75,822	—	13,281	—	89,103
Enterprise	1,989	130,123	48,336	—	180,448
Eliminations	(2,504)	—	(892)	—	(3,396)
Total revenues	$670,411	$130,123	$67,018	$12,150	$879,702

	Year Ended December 31, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$564,356	$—	$6,225	$12,670	$583,251
B2B	31,114	—	10,042	—	41,156
Enterprise	410	98,142	33,634	—	132,186
Eliminations	(675)	(5)	(301)	—	(981)
Total revenues	$595,205	$98,137	$49,600	$12,670	$755,612

	Year Ended December 31, 2022
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB	$549,646	$—	$3,150	$9,441	$562,237
B2B	3,390	—	15,500	—	18,890
Enterprise	1	71,536	10,977	—	82,514
Eliminations	—	—	—	—	—
Total revenues	$553,037	$71,536	$29,627	$9,441	$663,641
Deferred revenues were not material for the years ended December 31, 2024, 2023 and 2022.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.2 million, $0.6 million and $0.2 million as of December 31, 2024, 2023, and 2022, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were $6.2 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively. Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were immaterial for the year ended December 31, 2022.
4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations related to these funds are not liabilities of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Member banks held merchant funds of $106.2 million and $98.0 million at December 31, 2024 and 2023, respectively.

Exception items that become the liability of the Company are recorded as merchant losses, a component of costs of services in the Consolidated Statements of Operations and Comprehensive Loss. Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the years ended December 31, 2024, 2023 and 2022 were $11.0 million, $5.2 million and $4.1 million, respectively.
B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues from certain of its services by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either Company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time as the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in Company-owned bank accounts are included in restricted cash. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company. As such, the associated obligations related to these funds are not liabilities of the Company; therefore, neither is recognized in the Company's Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $64.8 million and $69.0 million at December 31, 2024 and 2023, respectively. Company-owned bank accounts held $1.6 million and $1.2 million at December 31, 2024 and 2023, respectively, which are included in restricted cash and settlement obligations in the Company's Consolidated Balance Sheets.
Exception items that the Company is still attempting to collect from the customers through the funds settlement process are recognized as settlement assets and customer/subscriber account balances in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for these merchant losses for the years ended December 31, 2024, 2023 and 2022 were $0.6 million, $1.0 million, and $0.3 million, respectively.
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
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the year ended December 31, 2024 was $0.4 million. Expenses for merchant losses for the years ended December 31, 2023 and 2022 were not material.
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $22.6 million and $19.6 million and at December 31, 2024 and 2023, respectively.

The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$2,587	$2,705
Card settlements due from networks	12,307	8,185
Other settlement assets	1,730	889
Customer/Subscriber Account Balances:
Cash and cash equivalents	924,174	744,696
Total settlement assets and customer/subscriber account balances	$940,798	$756,475

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$897,497	$710,775
Subscriber account obligations	26,677	33,921
Total customer/subscriber account obligations	924,174	744,696
Due to customer payees(2)	16,039	11,058
Total settlement and customer/subscriber account obligations	$940,213	$755,754
(1)Allowance for estimated losses was $7.9 million and $6.6 million as of December 31, 2024 and 2023, respectively.
(2)Card settlements due from networks includes $12.3 million and $8.2 million as of December 31, 2024 and 2023, respectively, of related assets and remainder are included in restricted cash on our Consolidated Balance Sheets.
5.     Notes Receivable
The Company has notes receivable of $8.6 million and $5.2 million as of December 31, 2024 and 2023, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Consolidated Balance Sheets. The notes bear a weighted-average interest rate of 16.9% and 18.6% as of December 31, 2024 and 2023, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of December 31, 2024 and 2023, the Company had no allowance for doubtful notes receivable.
As of December 31, 2024, the principal payments for the Company's notes receivables are due as follows:

(in thousands)
Year Ending December 31,
2025	$3,638
2026	2,283
2027	1,732
2028	904
2029	—
Thereafter	—
Total	$8,557

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Computer software	$104,683	$78,492
Equipment	11,571	10,377
Leasehold improvements	2,718	1,535
Furniture and fixtures	1,365	1,442
Property, equipment and software	120,337	91,846
Less: Accumulated depreciation	(70,258)	(56,442)
Capital work in-progress	2,398	9,276
Property, equipment and software, net	$52,477	$44,680

	Years Ended December 31,
(in thousands)	2024	2023	2022
Depreciation expense	$13,896	$11,494	$9,511
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the year ended December 31, 2024 and 2023, certain fully depreciated assets were removed from service.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company records goodwill upon acquisition of a business when the purchase price is greater than the fair value assigned to the underlying separately identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill relates to the following reporting units:

(in thousands)	December 31, 2024	December 31, 2023
SMB Payments	$124,139	$124,139
Enterprise Payments	244,712	244,712
Plastiq (B2B Payments)	7,240	7,252
Total	$376,091	$376,103
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at January 1, 2024	$376,103
Plastiq adjustment	(12)
Balance at December 31, 2024	$376,091

The Company evaluates goodwill for impairment annually on October 1 or whenever circumstances or events make it more likely than not impairment may have occurred. The Company may test for goodwill impairment using an optional qualitative analysis or proceed directly with a quantitative analysis. If the optional qualitative analysis is performed, the Company assesses whether it is more likely than not the fair value is less than its carrying amount. For the purpose of the goodwill impairment analysis, the Company determined its reporting units were Enterprise Payments, SMB Payments, and Plastiq, a component of the B2B Payments operating segment, as allowed by ASC 350. Electing to perform the optional qualitative analysis as of October 1, 2024, no indicators of impairment were identified.
As of December 31, 2024, the Company is not aware of any triggering events that have occurred since October 1, 2024.
There were no impairment losses for the years ended December 31, 2024, 2023 or 2022.
Other Intangible Assets
At December 31, 2024 and 2023, other intangible assets consisted of the following:

(in thousands, except weighted-average data)	December 31, 2024			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(49,501)	$132,838	14.6
Residual buyouts	143,862	(104,766)	39,096	6.2
Customer relationships	109,017	(95,320)	13,697	8.4
Merchant portfolios	83,350	(65,285)	18,065	6.5
Technology	58,639	(27,473)	31,166	8.7
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	7,104	(3,192)	3,912	10.6
Money transmission licenses(1)	2,100	—	2,100
Total gross carrying value	$589,801	$(348,927)	$240,874	9.5
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2023			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO relationships	$182,339	$(36,506)	$145,833	14.7
Residual buyouts	135,164	(92,699)	42,465	6.3
Customer relationships	109,017	(92,781)	16,236	8.4
Merchant portfolios	83,350	(56,139)	27,211	6.5
Technology	57,639	(22,712)	34,927	9.0
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	7,104	(2,526)	4,578	11.7
Money transmission licenses(1)	2,100	—	2,100
Total gross carrying value	$580,103	$(306,753)	$273,350	9.7
(1)These assets have an indefinite useful life.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Amortization expense (1)	$44,145	$56,901	$61,170

(1)Included in amortization expense is $2.0 million, $1.0 million and $0.2 million related to the amortization of certain contract acquisition costs for the years ended December 31, 2024, 2023 or 2022
The estimated amortization expense of intangible assets as of December 31, 2024, for the next five years and thereafter is:

(in thousands)	Estimated Amortization Expense
Year Ending December 31,
2025	$37,097
2026	36,309
2027	34,044
2028	25,710
2029	21,937
Thereafter	83,677
Total(1)	$238,774
(1)Total will not agree to the intangible asset net book value due to intangible assets with indefinite useful life.
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant events or circumstances.
The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. There were no impairment losses for the years ended December 31, 2024, 2023 or 2022.
The Company also considered the market conditions and other factors and concluded that there were no additional impairment indicators present at December 31, 2024.
8.    Leases
The Company's leases consist primarily of real estate leases for office space, which are classified as operating leases. Lease expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease. The Company did not have any finance leases at December 31, 2024 and 2023.
The ROU Assets and lease liabilities consisted of the following:

(in thousands, except weighted-average data)	Financial Statement Classification	December 31, 2024	December 31, 2023
Operating Lease ROU Assets:
Operating lease ROU Assets	Other noncurrent assets	$7,305	$5,427
Operating Lease Obligations:
Operating lease obligations - current	Accounts payable and accrued expenses	$1,072	$1,582
Operating lease obligations - noncurrent	Other noncurrent liabilities	6,707	4,592
Total operating lease obligations		$7,779	$6,174

Weighted-average remaining lease term in years		9.9	3.8
Weighted-average discount rate		6.5%	5.9%

The Components of lease expense were as follows:

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2024	2023	2022
Operating lease expense (1)	Selling, general and administrative	$1,714	$1,760	$1,984
(1)Excludes expenses related to short-term leases, which was immaterial for the years ended December 31, 2024, 2023 or 2022.

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2024	2023	2022
Operating cash flows from operating leases	Operating activities	$1,952	$1,862	$2,131
Lease Commitments
Future minimum lease payments for the Company's real estate operating leases at December 31, 2024 were as follows:

(in thousands)
Year Ending December 31,	Amount Due
2025	$1,531
2026	1,319
2027	1,029
2028	865
2029	683
Thereafter	5,528
Total future minimum lease payments	10,955
Amount representing imputed interest	(3,176)
Total future minimum lease payments, net of interest	$7,779

9.    Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued expenses	$26,787	$12,621
Accrued card network fees	14,311	14,320
Accrued compensation	2,570	8,748
Contingent consideration, current portion	3,891	5,951
Accounts payable	14,590	11,003
Total accounts payable and accrued expenses	$62,149	$52,643

10.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
2024 Credit Agreement
Term facility - matures May 16, 2031, interest rate of 9.11% at December 31, 2024	$945,537	$—
Revolving credit facility - $70.0 million line matures May 16, 2029, interest rate of 8.61% at December 31, 2024	—	—
2021 Credit Agreement - refinanced on May 16, 2024
Term facility - original maturity April 27, 2027, interest rate of 11.21% at December 31, 2023	—	654,373
Revolving credit facility - $65.0 million line, original Maturity April 27, 2026, interest rate of 10.20% at December 31, 2023	—	—
Total debt obligations	945,537	654,373
Less: current portion of long-term debt	(9,503)	(6,712)
Less: unamortized debt discounts and deferred financing costs	(15,146)	(15,696)
Long-term debt, net	$920,888	$631,965
Contractual Maturities
Based on terms and conditions existing at December 31, 2024, future minimum principal payments for long-term debt are as follows:

(in thousands)		Revolving Credit Facility
December 31,	Term Facility		Total Principal Due
2025	$9,503	$—	$9,503
2026	9,503	—	9,503
2027	9,503	—	9,503
2028	9,503	—	9,503
2029	9,503	—	9,503
Thereafter	898,022	—	898,022
Total	$945,537	$—	$945,537
Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the 2024 Credit Agreement.
2024 Credit Agreement
On May 16, 2024, the Company entered into a Credit Agreement ("2024 Credit Agreement") which provides 1) a $835.0 million senior secured first lien term loan facility ; and 2) a $70.0 million senior secured revolving facility ("Credit facilities"). Proceeds from these Credit facilities were used to repay the outstanding balances under the 2021 Credit Agreement and redeem a portion of the Company's redeemable senior preferred stock (see Note 11. Redeemable Securities). In accordance with ASC 470, the Company determined on a creditor-by-creditor basis that the 2024 Credit Agreement was both a debt modification and extinguishment of the 2021 Credit Agreement.

The Company expensed $3.9 million of previously unamortized fees and $4.8 million of debt issuance costs related to the refinancing which is reported in debt extinguishment and modification in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The 2024 Credit Agreement contains representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the loan parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases. All of the assets of the company are pledged as collateral for the credit facilities under the 2024 Credit Agreement.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of December 31, 2024, the Company was in compliance with the covenants in the 2024 Credit Agreement.
First Amendment to the 2024 Credit Agreement
On November 21, 2024, the Company modified its existing Term Facility. The agreement increased the principal balance by $115.0 million to $950.0 million and increased the quarterly principal amortization payment from $2.1 million to $2.4 million. There were no other significant modifications to the Credit Agreement. There were no other significant modifications to the Credit Agreement. Proceeds from this amendment were used to redeem the remaining balance of the Company's redeemable senior preferred stock (see Note 11. Redeemable Securities).
The Company determined on a creditor-by-creditor basis that the 2024 Credit Agreement was a debt modification. The Company expensed $1.0 million of previously unamortized fees and $0.7 million of debt issuance costs related to the refinancing which is reported in debt extinguishment and modification in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Outstanding borrowings under the 2021 Credit Agreement accrued interest using either a base rate or a SOFR rate plus an applicable margin per year, subject to a SOFR rate floor of 1.00% per year. Accrued interest is payable on each interest payment date (as defined in the 2021 Credit Agreement). The revolving credit facility incurs an unused commitment fee on any undrawn amount in an amount equal to 0.50% per year of the unused portion. The future applicable interest rate margins may vary based on the Company's Total Net Leverage Ratio in addition to future changes in the underlying market rates for SOFR and the rate used for base-rate borrowings.
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

	Twelve Months Ended December 31,
(in thousands)	2024	2023	2022
Interest expense(1)(2)	$88,948	$76,108	$53,554
(1)Included in this amount is $4.3 million, $1.7 million and $0.9 million of interest expense related to the accretion of contingent considerations from acquisitions for December 31, 2024, 2023 and 2022.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $2.7 million, $3.8 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
On May 16, 2024, the Company used proceeds totaling $170.0 million from the refinancing (see Note 10. Debt Obligations) to redeem a portion of the redeemable senior preferred stock. The redemption consisted of $136.9 million of redeemable senior preferred stock, $29.4 million for accumulated unpaid dividend, and $2.2 million of cash dividend and $1.5 million of accumulated unpaid dividend as of the date of redemption.

On November 21, 2024, the Company used $113.3 million of the $115.0 million from Amendment 1 to the 2024 Credit agreement (see Note 10. Debt Obligations ) to redeem the remaining balance of the outstanding redeemable preferred stock. The redemption consisted of $88.1 million of redeemable senior preferred stock, $22.6 million for accumulated unpaid dividend, and $1.5 million of cash dividend and $1.1 million of accumulated unpaid divided for the period of October 1, 2024 through November 21, 2024.

The redeemable senior preferred stock ranked senior to the Company's Common Stock, equal with any other class of the Company's stock designated as being ranked on a parity basis with the redeemable senior preferred stock and junior to any other class of the Company's stock, including preferred stock, that is designated as being ranked senior to the redeemable senior preferred stock, with respect to the payment and distribution of dividends, the purchase or redemption of the Company's stock and the liquidation, winding up of and distribution of assets of the Company.
The redeemable senior preferred stock did not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, as it is redeemable upon the occurrence of events that are not solely within the Company's control. Therefore, the Company classified the redeemable senior preferred stock as temporary equity and was accreting the carrying amount to its full redemption amount from the date of issuance to the earliest redemption date using the effective interest method.
The following table provides the redemption value of the redeemable senior preferred stock for the periods presented:

(in thousands)	December 31, 2024	December 31, 2023
Redeemable senior preferred stock	$—	$225,000
Accumulated unpaid dividend	—	43,498
Dividend payable	—	7,027
Redemption value	—	275,525
Less: unamortized discounts and issuance costs	—	(16,920)
Redeemable senior preferred stock, net of discounts and issuance costs	$—	$258,605
The following table provides a reconciliation of the beginning and ending carrying amounts of the redeemable senior preferred stock for the periods presented:

(in thousands)	Shares	Amount
January 1, 2023	225	$235,579
Unpaid dividend on redeemable senior preferred stock	—	18,000
Accretion of discounts and issuance cost	—	3,340
Cash portion of dividend and ticking fee outstanding at the end of the year	—	7,027
Payment of cash portion of dividend and ticking fee outstanding at December 31, 2022	—	(5,341)
December 31, 2023	225	$258,605
Payment of cash portion of dividend and ticking fee outstanding at December 31, 2023	—	(7,027)
Accretion of discounts and issuance cost	—	16,920
Redemption of senior preferred stock and accumulated dividend	(225)	(268,498)
December 31, 2024	—	—
On June 30, 2023, the Company amended the Certificate of Designation of its redeemable senior preferred stock to transition the reference rate used for the calculation of dividends from LIBOR to SOFR. Under the Amended Certificate of Designation, the dividend rate (capped at 22.50%) will be equal to the three-month term SOFR (minimum of 1.00%), plus the three-month term SOFR spread adjustment of 0.26% plus the applicable margin of 12.00%. All other terms in the agreement were unchanged. For the year ended December 31, 2024, SOFR is the reference rate for calculation of the dividend. The dividend rate is subject to future increases if the Company doesn't comply with the minimum cash payment requirements outlined in the agreement, which includes required payments of dividends, required payments related to redemption or required prepayments. The dividend rate may also increase if the Company fails to obtain the required shareholder approval for a forced sale transaction triggered by investors or if an event of default as outlined in the agreement occurs. The dividend rate as of December 31, 2023, was 17.7%.
The following table provides a summary of the dividends for the period presented:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Dividends paid in cash(1)	$16,619	$26,404
Accumulated dividends accrued as part of the carrying value of redeemable senior preferred stock	11,059	18,000
Dividends declared	$27,678	$44,404
(1)Included in this amount is $0.0 million and $7.0 million of dividends outstanding as of December 31, 2024 and 2023 respectively.
The following table presents cumulative dividends in arrears in aggregate and per-share:

(in thousands, except per share amounts)	Year Ended December 31, 2024	Year Ended December 31, 2023
Cumulative preferred dividends in arrears	$—	$43,498
Redeemable senior preferred stock, outstanding	—	225
Cumulative preferred dividends in arrears, per share	$—	$193.3
Warrants
On April 27, 2021 the Company issued warrants to purchase up to 1,803,841 shares of the Company's Common Stock, par value $0.001 per share, at an exercise price of $0.001. The exercise price and the number of shares issuable upon exercise of the warrants are subject to certain adjustments from time to time on the terms outlined in the warrants. These warrants were exercisable upon issuance. In connection with the issuance of the warrants, the Company entered into an agreement pursuant to which it agreed to provide certain registration rights with respect to the common shares issuable upon exercise of the warrants. Under this agreement, the holders of the related shares of Common Stock were granted piggyback rights to be included in certain underwritten offerings of Common Stock and the right to demand a shelf registration of the shares of Common Stock issued upon exercise of the warrants. As of December 31, 2024, none of the warrants have been exercised. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Consolidated Balance Sheet.

12.    Income Taxes
Components of consolidated income tax expense were as follows:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
U.S. current income tax expense
Federal	$12,094	$10,624	$10,411
State and local	3,085	3,187	2,546
Foreign	281	738	349
Total current income tax expense	$15,460	$14,549	$13,306
U.S. deferred income tax (benefit) expense
Federal	$(2,213)	$(5,149)	$(5,001)
State and local	(101)	(712)	(2,970)
Foreign	120	(225)	15
Total deferred income tax (benefit) expense	$(2,194)	$(6,086)	$(7,956)
Total income tax expense	$13,266	$8,463	$5,350
The Company's consolidated effective income tax rate was 35.6% for the year ended December 31, 2024, compared to a consolidated effective income tax rate of 118.3% for the year ended 2023. For the year ended December 31, 2022, the Company's consolidated effective income tax benefit rate was 167.2%. The effective rate for December 31, 2024 differed from the statutory rate of 21% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets. The effective rate for December 31, 2023 differed from the statutory federal rate of 21% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets. The effective rate for December 31, 2022, differed from the statutory federal rate of 21% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets and the finalization of prior estimates of certain intangible deferred tax liabilities resulting from the Finxera acquisition.
The following table provides a reconciliation of the consolidated income tax expense at the statutory U.S. federal tax rate to actual consolidated income tax expense:

(in thousands)	For the Years Ended December 31,
	2024	2023	2022
U.S. federal statutory expense	$7,829	$1,502	$672
State and local income taxes, net	2,308	1,588	421
Foreign rate differential	98	114	142
Excess tax expense pursuant to ASU 2016-09	128	235	4
Valuation allowance changes	2,204	3,958	4,957
Nondeductible items	1,045	768	576
Intangible assets	—	—	(1,226)
Tax credits	(275)	—	(100)
Other, net	(71)	298	(96)
Income tax expense	$13,266	$8,463	$5,350
Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of consolidated deferred income taxes were as follows:

	As of December 31,
(in thousands)	2024	2023
Deferred Tax Assets:
Accruals and reserves	$1,566	$1,392
Investments in partnership	2,561	689
Intangible assets	29,166	25,682
Net operating loss carryforwards	1,012	934
Interest limitation carryforwards	19,821	18,917
Other	3,832	3,982
Gross deferred tax assets	57,958	51,596
Valuation allowance	(21,625)	(19,421)
Total deferred tax assets	36,333	32,175
Deferred Tax Liabilities:
Prepaid assets	$(1,457)	$(1,124)
Property and equipment	(10,179)	(8,518)
Total deferred tax liabilities	(11,636)	(9,642)
Net deferred tax assets	$24,697	$22,533
In accordance with the provisions of ASC 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. As of December 31, 2024 and 2023, the Company had a consolidated valuation allowance of approximately $21.6 million and $19.4 million, respectively, against certain deferred income tax assets related to business interest deduction carryovers and business combination costs that the Company believes are not more likely than not to be realized.
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

(in thousands)
Balance as of January 1, 2024	$154
Additions based on tax positions related to the current year	—
Additions based on positions of prior years	22
Reductions for tax positions of prior years	—
Reductions related to lapse of the applicable statutes of limitations	(96)
Settlements	—
Balance as of December 31, 2024	$80
As of December 31, 2024 and 2023, the balance of unrecognized tax benefits that, if recognized, affect our effective tax rate was immaterial. The Company continually evaluates the uncertain tax benefit associated with its uncertain tax positions. It is reasonably possible that the liability for uncertain tax benefits could decrease during the next 12 months by up to $0.1 million due to the expiration of statutes of limitations.
The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for December 31, 2021 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for December 31, 2020 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.

At December 31, 2024 and December 31, 2023, the Company had state NOL carryforwards of approximately $19.9 million and $17.9 million, respectively, with expirations dates ranging from 2024 to 2044.
The Company has historically been impacted by the new interest deductibility rule under the Tax Act. This rule disallows interest expense to the extent it exceeds 30% of ATI, as defined. In March 2020, the CARES Act was enacted, which among other provisions, provides for the increase of the 163(j) ATI limitation from 30% to 50% for tax years 2019 and 2020. As of December 31, 2024, the Company had interest deduction limitation carryforwards of $87.6 million.
13.    Shareholders' Deficit
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of the Company's Common Stock possess all voting power for the election of members of the Company's Board of Directors and all other matters requiring shareholder action and will at all times vote together as one class on all matters submitted to a vote of the Company's shareholders. Holders of the Company's Common Stock are entitled to one vote per share on matters to be voted on by shareholders. Holders of the Company's Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Company's Board of Directors in its discretion. Historically, the Company has neither declared nor paid dividends. The holders of the Company's Common Stock have no conversion, preemptive or other subscription rights and there is no sinking fund or redemption provisions applicable to the Common Stock.
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2024, the Company has not issued any shares of preferred stock.
Share Repurchase Program
During the second quarter of 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. There have been no shares repurchased under this plan since December 2022. As of December 31, 2024, the Company has purchased 1,309,374 shares for $5.8 million under this plan.
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

Stock-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
2018 Equity Incentive Plan
Restricted stock units compensation expense	$5,897	$6,423	$6,182
Stock options compensation expense	4	7	7
Total stock-based compensation under the 2018 Equity Incentive Plan	5,901	6,430	6,189
ESPP compensation expense	56	50	39
Incentive units compensation expense	161	288	—
Total	$6,118	$6,768	$6,228
For the year ended December 31, 2024 and 2023, the Company's income tax expense for stock-based compensation was immaterial. For the year ended December 31, 2022, the Company recognized an income tax benefit of approximately and $0.7 million for stock-based compensation expense. No stock-based compensation has been capitalized.
A summary of the activity in stock units for the 2018 Plan is as follows:

Common Stock available for issuance at January 1, 2022	3,363,040
New shares authorized for issuance	2,500,000
Stock options forfeited	221,733
RSUs granted	(2,878,949)
PSUs granted(2)	(345,000)
RSUs forfeited	353,196
PSUs forfeited	—
Shares withheld for taxes(1)	291,266
Common Stock available for issuance at December 31, 2022	3,505,286
Stock options forfeited	129,380
RSUs granted	(641,578)
PSUs granted	—
RSUs forfeited	226,100
PSUs forfeited	37,500
Shares withheld for taxes(1)	291,110
Common Stock available for issuance at December 31, 2023	3,547,798
Stock options forfeited	14,302
RSUs granted	(1,132,450)
PSUs granted	(10,753)
RSUs forfeited	403,750
PSUs forfeited	1,666
Shares withheld for taxes(1)	326,282
Common Stock available for issuance at December 31, 2024	3,150,595
(1)The number of shares surrendered to satisfy withholding taxes owed are subsequently added back to the shares available for grant under the 2018 Plan.

(2)The shares were deemed granted to calculate remaining available shares when the participants were made aware of the award in 2022 to properly account for the number of shares available for issuance. However, they were not granted for accounting purposes until 2023 once the respective performance criteria were met.
Details about the time-based equity-classified stock options granted under the plan are as follows:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	876,512	$6.87	4.9 years	$16
Exercised	(267,384)	6.95
Forfeited(1)	(14,302)	6.95
Outstanding, December 31, 2024	594,826	6.84	3.9 years	$2,922

Exercisable at December 31, 2024	594,826	$6.84	3.9 years	$2,922
(1)Forfeited includes awards for which the participant has been terminated but has 90 days from the date of termination to exercise the award based on the agreement.
There were no options granted in 2024, 2023, or 2022. The intrinsic value of options exercised in 2024 was $0.8 million. There were no options exercised in 2023 or 2022. As of December 31, 2024, there were no unrecognized compensation costs related to stock options.

Equity-classified Restricted Stock Units
Below is a summary of the Company's equity-classified RSUs and PSUs for the periods presented:

	Underlying Common Shares	Weighted-average Grant Date Fair Value
Service-based vesting:
Unvested at January 1, 2022	879,250	$5.51
Granted(1)	2,878,948	$6.14
Forfeited	(353,196)	$6.04
Vested	(822,602)	$5.44
Unvested at December 31, 2022	2,582,400	$5.70
Granted(1)	641,578	$3.81
Forfeited	(226,100)	$5.44
Vested	(1,028,782)	$5.60
Unvested at December 31, 2023	1,969,096	$5.68
Granted(1)	1,132,450	$4.37
Forfeited	(403,750)	$6.37
Vested	(1,037,012)	$5.06
Unvested at December 31, 2024	1,660,784	$5.00

Performance-based vesting:

Unvested at January 1, 2022	99,453	$4.46
Granted(2)	64,366	$5.00
Vested	(64,366)	$6.90
Unvested at December 31, 2022	99,453	$3.24
Granted(2)	345,000	$5.31
Forfeited	(37,500)	$5.31
Vested	(116,958)	$5.12
Unvested at December 31, 2023	289,995	$5.31
Granted	10,753	$9.30
Forfeited	(1,666)	$5.31
Vested	(101,674)	$5.31
Unvested at December 31, 2024	197,408	$5.56

(1)Includes 175,720 shares with an estimated fair value of $0.6 million, 143,605 shares with an estimated fair value of $0.5 million and 228,347 shares with an estimated fair value of $1.1 million issued to non-employees in December 31, 2024, 2023 and 2022, respectively.
(2)Includes only the portions of grants for which the performance goals have been determined and communicated to the grant recipient. Any grants for which the required performance goals have not been determined and communicated to the grant recipient are not considered to have been granted for accounting purposes.

As of December 31, 2024, there was $5.5 million and $0.5 million of unrecognized compensation costs for equity-classified service-based RSUs and performance-based RSUs, respectively, which are expected to be recognized over a remaining weighted-average period of 1.9 years and 1.0 year, respectively. The total fair value of RSUs and PSUs that vested in 2024, 2023, and 2022 was $5.8 million, $1.3 million and $0.9 million, respectively.
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
As of December 31, 2024, the Company had 45,018 shares available under the 2021 Stock Purchase Plan.
15.    Employee Benefit Plans
The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. The Company's contributions to the plan were $2.4 million, $2.0 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

On October 31, 2023, a lawsuit was filed alleging that the Board breached its fiduciary duties by approving the above mentioned exchange transaction. The Company denied any wrongdoing. The lawsuit was settled on January 30, 2024, wherein the Company agreed to unwind the exchange transaction and received previously issued shares of common stock of the Company and promissory notes for the amount of cash paid from the CEO, COO and others in exchange of the reissuance of PHOT redeemable preferred units. The returned shares of common stock of the Company are recorded as treasury stock at their closing market price as of the settlement date of January 30, 2024. The reissued PHOT redeemable preferred units are recorded as redeemable NCI at their estimated fair value as of the settlement date on the Company’s Consolidated Balance Sheets.
As of May 30, 2024, the Company approved redemption of PHOT redeemable preferred units for cash, common stock of the Company or a combination of both, at the sole discretion of the Company. The redeemable preferred units were accreted to their redemption value of $5.9 million as of May 30, 2024, through net loss available to common shareholders in the Company’s Statements of Operations and Comprehensive Income (Loss). The exchange value of the Company's common stock was established based on the 30-day volume weighted average close price adjusted for market illiquidity. During the quarter ended June 30, 2024, the PHOT redeemable preferred units held by the CEO were redeemed in cash for $2.1 million and the promissory notes were satisfied. During the quarter ended September 30, 2024, the PHOT redeemable preferred units held by the COO were redeemed for 408,013 shares of the Company's common stock and PHOT redeemable preferred units held by other holders were redeemed for 404,628 shares of the Company's common stock.

17.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at December 31, 2024, the Company is committed to pay minimum processing fees under these agreements of approximately $22.9 million in 2025 and $25.4 million in 2026.
Other Commitments
The Company committed to capital contributions to fund the operations of certain subsidiaries totaling $32.0 million and $26.0 million as of December 31, 2024 and 2023, respectively. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary. As of December 31, 2024 and 2023, the Company contributed $19.7 million and $11.8 million, respectively.
The Company committed to funding notes receivables totaling $11.3 million and $3.1 million as of December 31, 2024 and 2023, respectively. The Company is obligated to fulfill requests for funding required within a certain time period once the request is received. As of December 31, 2024 and 2023, the Company funded $7.1 million and $3.1 million respectively.
Merchant Reserves
See Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations, for information about merchant reserves.

Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities
January 1, 2023	$8,079
Addition of contingent consideration (related to asset acquisition)	263
Addition of contingent consideration due to resolution of contingency	7,000
Addition of contingent consideration (related to business combination)	8,419
Accretion of contingent consideration	1,658
Fair value adjustments due to changes in estimates of future payments	(19)
Payment of contingent consideration	(9,909)
Adjustment for receivable due to residual shortfall	(2,053)
December 31, 2023	$13,438
Accretion of contingent consideration	4,339
Fair value adjustments due to changes in estimates of future payments	(1,500)
Payment of contingent consideration	(5,592)
December 31, 2024	$10,685
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
The Company is a party in a case filed on October 11, 2023 in the United States District Court of Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale as an agent of Priority, PPS and Wells Fargo made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. On January 24, 2025, the court preliminarily approved the settlement agreement entered into by the parties wherein defendants agree to pay $19.5 million to settle this litigation. Any contribution toward the settlement by the Company will be nominal, and will not have any material impact on the Company's results of operations, financial conditions or cash flows.
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
18.    Fair Value
Fair Value Measurements
The Company's contingent consideration derived from business combinations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgement.
Contingent consideration liabilities related to certain of the Company's acquisitions are uncertain due to the utilization of unobservable inputs and management's judgement in determining the likelihood of achieving the earn-out criteria or the years ended December 31, 2024 and 2023. These liabilities measured at fair value on a recurring basis consisted of the following:

		Years Ended December 31,
(in thousands)	Fair Value Hierarchy	2024	2023
Contingent consideration, current portion	Level 3	$3,891	$5,951
Contingent consideration, noncurrent portion	Level 3	6,794	7,487
Total contingent consideration		$10,685	$13,438
During the year ended December 31, 2024, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value was approximately $8.6 million and $5.2 million at December 31, 2024 and 2023, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 10. Debt Obligations) are reflected in the Company's Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term loan facility was estimated to be approximately $944.4 million and $651.9 million at December 31, 2024 and 2023, respectively, and was estimated using binding and non-binding quoted market prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

19.    Segment Information
The Company's three reportable segments included SMB Payments, B2B Payments and Enterprise Payments.

More information about our three reportable segments:
•SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs (including Citibank, Visa and Mastercard) in addition to improving cash flows by providing instant access to working capital.
•Enterprise Payments: Provides embedded finance and BaaS solutions to customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.
The Company's chief operating decision makers ("CODM") are our CEO and CFO. Historically, the CODM used operating income (loss) as the measure of segment profit or loss to allocate resources. However, during the year, the segment performance measure was updated to adjusted earnings before interest expense, income tax and depreciation and amortization expenses ("Adjusted EBITDA") to have consistent measure of results across the organization.
Adjusted EBITDA represents EBITDA (i.e. earnings before interest, income tax, and depreciation and amortization expenses) adjusted for certain non-cash costs, such as stock-based compensation and the write-off of the carrying value of investments or other assets, as well as debt extinguishment and modification expenses and other expenses and income items considered non-recurring, such as acquisition integration expenses, certain professional fees, and litigation settlements. Adjusted EBITDA is a non-GAAP measure and therefore, a reconciliation to earnings (loss) before income taxes (a GAAP measure) is included within this footnote.
Segment level assets information is not provided or subject to review by the CODM and therefore not provided.
Due to the recent acquisitions, growth, implementation of a shared services model and management of a single unified commerce engine across our payments infrastructure, the costs of operating overhead and shared services becomes less identifiable at the segment level. Therefore, the process of review of the CODM was updated during the quarter ended June 30, 2024. Operating overhead and shared costs are managed centrally and included in the corporate segment. All comparative periods have been recasted to reflect this update.
Information on reportable segments and reconciliations to income (loss) before income taxes are as follows:

	Year Ended December 31, 2024
(in thousands)	SMB Payments		B2B Payments	Enterprise Payments	Total
Revenues	$613,547		$89,103	$180,448	$883,098
Elimination of intersegment revenues	—		—	—	(3,396)
Total consolidated revenues	$613,547		$89,103	$180,448	$879,702
Less: Cost of services (excludes depreciation and amortization)[1,4]	(478,451)		(64,659)	(11,892)	(555,002)
Less: Other operating expenses[1,2,4]	(59,099)		(22,317)	(31,413)	(112,829)
Add: Depreciation and amortization[4]	30,865		5,258	16,928	53,051
Add: Other segment items[2,3,4]	2,051		220	865	3,136
Adjustment for corporate items[4]	—	—	—	—	(63,791)
Adjusted EBITDA	$108,913		$7,605	$154,936	$204,267

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
Adjusted EBITDA					$204,267
Depreciation and amortization					(58,041)
Interest expense					(88,948)
Debt modification and extinguishment expenses					(10,369)
Selling, general and administrative (non-recurring)					(3,510)
Non-cash stock based compensation					(6,118)
Income before income taxes					$37,281
1.The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
2.Other operating expenses include salary and employee benefits, depreciation and amortization, and selling, general and administrative expenses.
3.Other segment items for each reportable segment include other income, net and stock based compensation expense.
4.Adjustment for corporate items include:

(in thousands)	December 31, 2024
Elimination of cost of services (excludes depreciation and amortization)	$3,382
Other operating expenses	(81,832)
Depreciation and amortization	4,990
Other items[5]	9,669
$(63,791)
5.Other items include other income, net, stock based compensation expense, and selling, general and administrative (non-recurring expenses).

	Year Ended December 31, 2023
(in thousands)	SMB Payments		B2B Payments	Enterprise Payments	Total
Revenues	$583,251		$41,156	$132,186	$756,593
Elimination of intersegment revenues	—		—	—	(981)
Total consolidated revenues	583,251		41,156	132,186	755,612
Less: Cost of services (excludes depreciation and amortization)[1,4]	(446,188)		(26,607)	(8,456)	(481,251)
Less: Other operating expenses[1,2,4]	(65,880)		(14,684)	(35,815)	(116,379)
Add: Depreciation and amortization[4]	36,715		1,831	22,426	60,972
Add: Other segment items[2,3,4]	1,587		554	552	2,693
Adjustment for corporate items[4]	—	—	—	—	(53,315)
Adjusted EBITDA	$109,485		$2,250	$110,893	$168,332

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
Adjusted EBITDA					$168,332
Depreciation and amortization					(68,395)
Interest expense					(76,108)
Selling, general and administrative (non-recurring)					(9,825)
Non-cash stock based compensation					(6,768)
Non-cash other losses					(84)
Income before income taxes					$7,152
1.The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
2.Other operating expenses include salary and employee benefits, depreciation and amortization, and selling, general and administrative expenses.
3.Other segment items for each reportable segment include other income, net and stock based compensation expense.
4.Adjustment for corporate items include:

(in thousands)	December 31, 2023
Elimination of cost of services (excludes depreciation and amortization)	$944
Other operating expenses	(77,402)
Depreciation and amortization	7,423
Other segment items[3]	15,720
$(53,315)
5.Other items include other income, net, stock based compensation expense, selling, general and administrative (non-recurring expenses) and non-cash other losses.

	Year Ended December 31, 2022
(in thousands)	SMB Payments		B2B Payments	Enterprise Payments	Total
Revenues	$562,237		$18,890	$82,514	$663,641
Elimination of intersegment revenues	—		—	—	—
Total consolidated revenues	562,237		18,890	82,514	663,641
Less: Cost of services (excludes depreciation and amortization)[1,4]	(422,387)		(7,781)	(6,585)	(436,753)
Less: Other operating expenses[1,2,4]	(59,775)		(8,297)	(34,581)	(102,653)
Add: Depreciation and amortization[4]	37,193		162	24,734	62,089
Add: Other segment items[2,3,4]	161		4	112	277
Adjustment for corporate items[4]	—	—	—	—	(46,299)
Adjusted EBITDA	$117,429		$2,978	$66,194	$140,302

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
Adjusted EBITDA					$140,302
Depreciation and amortization					(70,681)
Interest expense					(53,554)
Selling, general and administrative (non-recurring)					(6,639)
Non-cash stock based compensation					(6,228)
Income before income taxes					$3,200
1.The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
2.Other operating expenses include salary and employee benefits, depreciation and amortization, and selling, general and administrative expenses.
3.Other segment items for each reportable segment include other income, net and stock based compensation expense.
4.Adjustment for corporate items include:

(in thousands)	December 31, 2022
Elimination of cost of services (excludes depreciation and amortization)	$—
Other operating expenses	(68,070)
Depreciation and amortization	8,592
Other segment items[3]	13,179
$(46,299)

20.     (Loss) Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

(in thousands except per share amounts)	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$24,015	$(1,311)	(2,150)
Less: Dividends, accretion, and related excise tax attributable to redeemable senior preferred stockholders	(47,336)	(47,744)	(36,880)
Less: NCI preferred unit redemptions	(639)	—	—
Less: Earnings attributable to NCI	—	—	—
Net loss attributable to common shareholders	$(23,960)	$(49,055)	$(39,030)
Denominator:
Basic and diluted:
Weighted-average common shares outstanding(1)	77,993	78,333	78,233
Loss per common share	$(0.31)	$(0.63)	$(0.50)
(1)The weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021 (refer to Note 11, Redeemable Senior Preferred Stock and Warrants).
Potentially anti-dilutive securities that were excluded from (loss) earnings per common share that could potentially be dilutive in future periods are as follows:

	Common Stock Equivalents at December 31,
(in thousands)	2024	2023	2022
Outstanding warrants on common stock(1)	—	—	3,556
Outstanding options and warrants issued to adviser(2)	—	—	600
Restricted stock awards(3)	721	1,180	2,440
Outstanding stock option awards(3)	840	900	1,098
Total	1,561	2,080	7,694
(1)The warrants were exercisable at $11.50 per share and expired on August 24, 2023. Refer to Note 13. Shareholders' Deficit.
(2)The warrants and options were exercisable at $12.00 per share and expired on August 24, 2023. Refer Note 13. Shareholders' Deficit.
(3)Granted under the 2018 Plan.

21.    Subsequent Events
On January 21, 2025, PRTH’s indirect subsidiary, Priority Canada Acquisition Company, Inc. (the "acquiring entity"), acquired 100% of the equity interest in Payslate Inc. (Canada), Rentmoola Payment Solutions LLC (U.S.), and Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "letus business") for a total purchase consideration of $11.0 million (including earn outs of $6.5 million which is in the nature of deferred consideration). The cash consideration of $4.5 million was funded by the cash flows of the Company. Considering the timing of the acquisition, the Company has not yet completed its preliminary acquisition accounting. The letus business is engaged in processing of rent payments for property management companies in the United States and Canada. The acquisition is aimed to provide an opportunity to expand Priority's services in Canada.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
N/A

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized or reported within the time periods specified in SEC rules and regulations and that such information is accumulated and communicated to our management, including our principal executive officer (“CEO”), our principal financial officer (“CFO”) and, as appropriate, to allow timely decisions regarding required disclosures.
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2024, due to a material weakness in the internal control over financial reporting.
After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our Consolidated Financial Statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), our management has concluded that our Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to a material weakness in internal control over financial reporting, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness related to the design and operation of certain automated controls (including related information technology general controls) for certain tools or applications involved in the transformation and ingestion of third-party processors’ data in the Company’s control environment. The ingested data is a key input for determination of merchant revenue (and related accounts receivable) and residual expense (and related accounts payable). Consequently, automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications and processes were also deemed ineffective.

The control deficiencies did not result in any material misstatements to the consolidated financial statements and there were no changes to previously released financial results as a result of this material weakness. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024 (see Report of Independent Registered Public Accounting Firm).

Remediation Efforts
Management is committed to remediating the material weakness in a timely manner. Our remediation process includes but is not limited to: (i) rationalizing access privileges across our affected systems; (ii) formalization of controls in our data transformation and ingestion process; and (iii) training of relevant personnel on the design and operation of any new or modified controls.

These steps are subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors. Additional or modified measures may also be required to remediate the material weakness. We will not be able to conclude that we have completely remediated the material weakness until the applicable controls are fully implemented and have operated for a sufficient period and management has concluded, through formal testing, that the remediated controls are operating effectively. We expect to complete these remediation measures as early as practicable in fiscal 2025. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that our remediation efforts will be fully effective. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control over Financial Reporting
Except for the identified material weakness, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
On June 16, 2023, Sean Kiewiet, an officer of the Company as defined in Section 16 of the Exchange Act, adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of Regulation S-K. During the three months ended December 31, 2024,none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Officer or Director Name and Title	Action	Plan Type	Date	Number of Shares to be sold	Expiration
Sean Kiewiet, Chief Strategy Officer	Adopted	Rule 10b5-1	June 16, 2023	620,000	December 31, 2024
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2024 Annual Meeting of Shareholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2.2 †	Agreement and Plan of Merger, dated as of March 5, 2021, by and among the Company, Finxera, Merger Sub, and the Equityholder Representative.
2.3	Certificate of Amendment to the Certificate of Incorporation of Priority Technology Holdings dated April 16, 2021, filed April 29, 2021.
2.4	Agreement and Plan of Merger by and among the Company, Finxera Holdings, Inc., Prime Warrior Acquisition Corp., and Stone Point Capital LLC.
3.1
Second Amended and Restated Certificate of Incorporation of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

3.2	Amended and Restated Bylaws of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
3.3	Certificate of Designations of Senior Preferred Stock.
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed July 26, 2016).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed July 26, 2016).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed July 26, 2016).
4.4
Warrant Agreement, dated September 13, 2016, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed September 16, 2016).

4.5	Description of Securities.
4.6	Form of Warrant.

10.1
Registration Rights Agreement dated as of July 25, 2018 by and among M I Acquisitions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.2 †	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan.
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan.
10.4 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank.
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

10.7	Executive Employment Agreement of Bradley Miller dated April 15, 2022.
10.8	Executive Employment Agreement of Timothy O'Leary dated September 19, 2022.
10.9	Form Restricted Stock Unit Award Agreement.
10.10 †	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed March 29, 2019).
10.11
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2020).

10.12	Support Agreement, dated as of March 5, 2021, by and among the Shareholders' and Finxera.
10.13	Debt Commitment Letter, dated as of March 5, 2021, between Priority Holdings, LLC and Truist Securities, Inc.
10.14	Preferred Stock Commitment Letter, dated as of March 5, 2021, among the Company and certain affiliates of Ares Capital Management LLC
10.15 †	Securities Purchase Agreement, dated as of April 27, 2021, among the Company and the Investors named therein
10.16 †	Registration Rights Agreement, dated as of April 27, 2021, among the Company and the Investors name therein
10.17 †	Credit Agreement, dated as of April 27, 2021, among the Loan Parties name therein and Truist Bank
10.18	Amendment No. 2, dated September 17, 2021, to the Credit Agreement, dated as of April 27, 2021, by and among the Loan Parties named therein and Truist Bank.
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

10.21 *	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021 by and among Priority Technology Holdings, Inc. and the stockholders party thereto.
10.22	Amendment No. 1 to Equity and Asset Purchase Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc. and Nearside Business Corp.
10.23	Side Letter Agreement, dated July 28, 2023, by and between Plastiq, Powered by Priority, LLC and Colonnade Acquisition Corp. II.
10.24	Earnout Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc., Nearside Business Corp., Blue Torch Finance, LLC and Priority Holdings, LLC.
10.25
Priority Technology Holdings, Inc. Amended and Restated Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations and Restrictions thereof, of Senior Preferred Stock.

10.26	Rule 10b5-1 Sales Plan, dated June 16, 2023, by and between Sean Kiewiet and J.P. Morgan Securities LLC.
10.27
Credit and Guaranty Agreement, dated as of May 16, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent and Collateral Agent.

10.28
Amendment No. 1 to the Credit and Guaranty Agreement, dated as of November 21, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the 2024-1 Incremental Term Lenders and Truist Bank, as Administrative Agent and Collateral Agent.

19.1 *	Insider Trading Policy
21.1 *	Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Priority Technology Holdings, Inc. Recoupment Policy adopted March 1, 2023
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

March 6, 2025	/s/ Thomas C. Priore Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2025

/s/ Timothy M. O'Leary Timothy M. O'Leary	Chief Financial Officer (Principal Financial Officer)	March 6, 2025

/s/ Rajiv Kumar Rajiv Kumar	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2025

/s/ John Priore	Director	March 6, 2025
John Priore

/s/ Michael Passilla Michael Passilla	Director	March 6, 2025

/s/ Marietta C. Davis Marietta C. Davis	Director	March 6, 2025

/s/ Christina M. Favilla Christina M. Favilla	Director	March 6, 2025

/s/ Marc Crisafulli Marc Crisafulli	Director	March 6, 2025