Form 10-Q
period 2025-03-31
Priority Technology Holdings, Inc.
filed 2025-05-06
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
OR
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
 Yes  ☐    No  ☒
 As of May 1, 2025, the number of the registrant's Common Stock outstanding was 79,753,476.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
CODM	Chief operating decision maker
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
MTL	Money Transmission Licenses
NCI	Non-controlling interests in consolidated subsidiaries
PHOT	Priority Hospitality Technology, LLC
Plastiq	Acquisition of assets of Plastiq, Inc. and certain of its affiliates
2024 Revolving credit facility	$70.0 million line issued under the 2024 Credit Agreement
SEC	Securities and Exchange Commission
SOX	Sarbanes–Oxley Act of 2002
SMB	Small to medium-sized businesses
Term facility	Term loan facility issued under the 2024 Credit Agreement
Wholesale Payments	Wholesale Payments, Inc.

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$47,587	$58,600
Restricted cash	11,490	11,090
Accounts receivable, net of allowances of $3,366 and $3,045, respectively	80,280	67,969
Prepaid expenses and other current assets	19,962	22,990
Current portion of notes receivable, net of allowance of $0 and $0, respectively	2,231	3,638
Settlement assets and customer/subscriber account balances	1,003,034	940,798
Total current assets	1,164,584	1,105,085
Notes receivable, less current portion	6,473	4,919
Property, equipment and software, net	53,718	52,477
Goodwill	386,822	376,091
Intangible assets, net	231,560	240,874
Deferred income taxes, net	26,933	24,697
Other noncurrent assets	21,568	22,717
Total assets	$1,891,658	$1,826,860
Liabilities, Stockholders' Deficit and NCI
Current liabilities:
Accounts payable and accrued expenses	$54,414	$62,149
Accrued residual commissions	40,478	37,560
Customer deposits and advance payments	2,506	2,246
Current portion of long-term debt	1,879	9,503
Settlement and customer/subscriber account obligations	1,003,395	940,213
Total current liabilities	1,102,672	1,051,671
Long-term debt, net of current portion, discounts and debt issuance costs	918,944	920,888
Other noncurrent liabilities	26,467	19,326
Total liabilities	2,048,083	1,991,885
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 84,219,962 and 81,866,711 shares issued at March 31, 2025 and December 31, 2024, respectively; and 79,711,642 and 77,479,908 shares outstanding at March 31, 2025 and December 31, 2024, respectively	80	77
Treasury stock at cost, 4,508,320 and 4,386,803 shares at March 31, 2025 and December 31, 2024, respectively	(21,077)	(19,607)
Additional paid-in capital	1,669	—
Accumulated other comprehensive loss	(133)	(176)
Accumulated deficit	(138,866)	(147,134)
Total stockholders' deficit attributable to stockholders of Priority	(158,327)	(166,840)
Non-controlling interests in consolidated subsidiaries	1,902	1,815
Total stockholders' deficit	(156,425)	(165,025)
Total liabilities, stockholders' deficit and NCI	$1,891,658	$1,826,860

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$224,630	$205,719
Operating expenses
Cost of revenue (excludes depreciation and amortization)	137,353	129,298
Salary and employee benefits	25,775	22,150
Depreciation and amortization	13,777	15,253
Selling, general and administrative	15,100	10,995
Total operating expenses	192,005	177,696
Operating income	32,625	28,023
Other (expense) income
Interest expense	(23,176)	(20,880)
Debt extinguishment and modification costs	(38)	—
Other income, net	1,107	632
Total other expense, net	(22,107)	(20,248)
Income before income taxes	10,518	7,775
Income tax expense	2,250	2,582
Net income	8,268	5,193
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	—	(12,662)
Less: Return on redeemable NCI	—	(581)
Net income (loss) attributable to common stockholders	8,268	(8,050)
Other comprehensive income (loss)
Foreign currency translation adjustments	43	(13)
Comprehensive income (loss)	$8,311	$(8,063)

Earnings (loss) per common share:
Basic	$0.10	$(0.10)
Diluted	$0.10	$(0.10)

Weighted-average common shares outstanding:
Basic	78,774	78,021
Diluted	79,857	78,021

See Notes to Unaudited Consolidated Financial Statement

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	1,499	—	—	1,499	—	1,499
Vesting of stock-based compensation and ESPP compensation	534	1	—	—	62	—	—	63	—	63
Shares withheld for taxes	(122)	—	122	(1,470)	—	—	—	(1,470)	—	(1,470)
Exercise of stock options	16	—	—	—	110	—	—	110	—	110
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	43	—	43	—	43
Net income	—	—	—	—	—	—	8,268	8,268	—	8,268
March 31, 2025	79,712	$80	4,508	$(21,077)	$1,669	$(133)	$(138,866)	$(158,327)	$1,902	$(156,425)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	1,540	—	—	1,540	—	1,540
Vesting of stock-based compensation	429	—	—	—	49	—	—	49	—	49
Shares withheld for taxes	(123)	—	123	(421)	—	—	—	(421)	—	(421)
Exchange for PHOT redeemable NCI	(1,428)	(1)	1,428	(5,255)	(581)	—	—	(5,837)	—	(5,837)
Dividends on redeemable senior preferred stock	—	—	—	—	(11,821)	—	—	(11,821)	—	(11,821)
Accretion of redeemable senior preferred stock	—	—	—	—	(841)	—	—	(841)	—	(841)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of negative additional paid in capital	—	—	—	—	11,654	—	(11,654)	—	—	—
Net income	—	—	—	—	—	—	5,193	5,193	—	5,193
March 31, 2024	75,835	$76	4,183	$(18,491)	$—	$(42)	$(141,412)	$(159,869)	$1,747	$(158,122)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,268	$5,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	13,777	15,253
Stock-based, ESPP and incentive units compensation	1,586	1,633
Amortization of debt issuance costs and discounts	434	1,065
Debt extinguishment and modification costs	38	—
Deferred income tax	(2,236)	(1,872)
Change in contingent consideration	1,006	972
Other non-cash items, net	(20)	(259)
Change in operating assets and liabilities:
Accounts receivable	(12,182)	(8,339)
Prepaid expenses and other current assets	(73)	(425)
Income taxes (receivable) payable	4,429	—
Notes receivable	—	(266)
Accounts payable and other accrued liabilities	(5,796)	1,590
Customer deposits and advance payments	260	157
Other assets and liabilities, net	465	(1,395)
Net cash provided by operating activities	9,956	13,307
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(4,473)	—
Additions to property, equipment and software	(5,095)	(6,610)
Notes receivable, net	(147)	(1,059)
Net cash used in investing activities	(9,715)	(7,669)
Cash flows from financing activities:
Debt issuance and modification costs paid	(40)	—
Repayments of long-term debt	(10,000)	(1,678)
Repurchases of shares withheld for taxes	(1,470)	(421)
Dividends paid to redeemable senior preferred stockholders	—	(7,027)
Proceeds from exercise of stock options	110	—
Settlement and customer/subscriber accounts obligations, net	59,060	1,918
Payment of contingent consideration related to business combination	(400)	(3,071)
Net cash provided by (used in) financing activities	47,260	(10,279)
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	47,501	(4,641)
Cash and cash equivalents and restricted cash at beginning of period	993,864	796,223
Cash and cash equivalents and restricted cash at end of period	$1,041,365	$791,582

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$47,587	$34,290
Restricted cash	11,490	12,658
Cash and cash equivalents included in settlement assets and customer/subscriber account balances (restricted in nature) (see Note 4)	982,288	744,634
Total cash and cash equivalents, and restricted cash	$1,041,365	$791,582

Supplemental cash flow information:
Cash paid for interest	$21,471	$18,436
Non-cash investing and financing activities:
Deferred consideration accrual	$6,500	$—
Foreign currency adjustment to goodwill	$62	$—
Issuance of NCI	$—	$93
See Notes to Unaudited Consolidated Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. is a holding company with no material operations of its own. Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a payments and banking fintech that streamlines collecting, storing, lending and sending money through its innovative commerce engine to unlock revenue and generate operational success for businesses. Our mission is to provide a personalized financial toolset to accelerate cashflow and optimize working capital for our customers by providing merchant services, payables and banking and treasury solutions.
The Company operates on a calendar year ending each December 31 and reports quarterly results on four calendar quarters ending on March 31, June 30, September 30 and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC. The Consolidated Balance Sheet as of December 31, 2024 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 but does not include all disclosures required by GAAP for annual financial statements.
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of March 31, 2025, there was no income attributable to NCI in accordance with the applicable operating agreements.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

Recently Issued Accounting Standards
Profit Interest ASU 2024-01
In March 2024, the FASB issued ASU 2024-01, Profit Interest and Similar Awards ("ASU 2024-01"), to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope in paragraph 718-10-15-3 to determine whether profit interest and similar awards should be accounted for in accordance with Topic 718, Compensation- Stock Compensation. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Implementation of this standard is not expected to have any significant impact on results of operations, financial position or cash flows, however, the Company is in the process of evaluating the potential effects.
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

2.    Acquisition
Payslate
On January 21, 2025, PRTH’s indirect subsidiary, Priority Canada Acquisition Company, Inc. (the "acquiring entity"), acquired 100% of the equity interest in Payslate Inc. (Canada), and its subsidiary Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "Letus business"). The Letus business is engaged in processing of rent payments for property management companies in the United States and Canada and will complement the Company's Enterprise Payments business. The acquisition is aimed to provide an opportunity to expand Priority's services in Canada and compliment our existing rent payments business. The total purchase consideration was $11.0 million, consisting of $4.5 million in cash consideration funded by the Company’s cash flows and deferred consideration of $6.5 million. The Company has not yet completed its preliminary purchase price allocation and valuation of identified assets (including the acquired intangible assets such as customer relationships, trademarks, technology, etc.) and assumed liabilities. The tangible assets and liabilities assumed including acquired cash was not material. The preliminary purchase price allocation is expected to be completed during the period ended June 30, 2025.
Results for the Letus business is included within the Enterprise Payments segment, which includes $0.4 million in revenue and a net loss of $0.1 million for the three months ended March 31, 2025.

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue Type:
Merchant card fees	$167,079	$157,947
Money transmission services	37,449	29,144
Outsourced services and other services(2)	17,002	15,665
Equipment	3,100	2,963
Total revenues(1)	$224,630	$205,719
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $12.6 million and $11.9 million of interest income on customer funds for the three months ended March 31, 2025 and 2024, respectively, is included in outsourced services and other services revenue in the table above. Approximately $1.1 million and $0.6 million of interest income on corporate funds for the three months ended March 31, 2025 and 2024, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended March 31, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$147,481	$—	$1,109	$3,100	$151,690
B2B Payments	19,769	—	4,149	—	23,918
Enterprise Payments	607	37,449	12,032	—	50,088
Eliminations	(778)	—	(288)	—	(1,066)
Total revenues	$167,079	$37,449	$17,002	$3,100	$224,630

	Three Months Ended March 31, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$139,801	$—	$1,241	$2,963	$144,005
B2B Payments	18,289	—	3,055	—	21,344
Enterprise Payments	353	29,144	11,493	—	40,990
Eliminations	(496)	—	(124)	—	(620)
Total revenues	$157,947	$29,144	$15,665	$2,963	$205,719
Deferred revenues were not material for the three months ended March 31, 2025 and 2024.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.4 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were not material for any period presented.
Impairment losses recognized on contract assets arising from the Company's contracts with customers were not material for the three months ended March 31, 2025 and 2024.
Impairment losses net of recoveries recognized on receivables arising from the Company's contracts with customers were $0.3 million for the three months ended March 31, 2025. Impairment losses recognized on receivables were immaterial for the three months ended March 31, 2024.

4.    Settlement Assets and Customer/Subscriber Account Balances and Related Obligations
SMB Payments Segment
In the Company's SMB Payments reportable segment, funds settlement refers to the process of transferring funds for sales and credits between card issuers and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Member banks held merchant funds of $128.2 million and $106.2 million at March 31, 2025 and December 31, 2024, respectively.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses net of recoveries for the three months ended March 31, 2025 and 2024 were $2.0 million and $4.7 million, respectively.

B2B Payments Segment
In the Company's B2B Payments segment, the Company earns revenues by processing transactions for FIs and other business customers. Customers transfer funds to the Company, which are held in either company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customer payees. Amounts due to customer payees that are held by the Company in company-owned bank accounts are included in restricted cash in the Company's Unaudited Consolidated Balance Sheets. Amounts due to customer payees that are held in bank-owned FBO accounts are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $66.1 million and $64.8 million at March 31, 2025 and December 31, 2024, respectively. Company-owned bank accounts held $1.2 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively, which are included in restricted cash and settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets.
Exception items that the Company is still attempting to collect from the customers through the funds settlement process are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for these merchant losses for the three months ended March 31, 2025 and 2024 were $0.2 million, respectively.
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
Enterprise Payments Segment
In the Company's Enterprise Payments segment revenue is derived primarily from licensed money transmission services. As part of its licensed money transmission services, the Company accepts deposits from consumers and subscribers which are held in bank accounts maintained by the Company on behalf of consumers and subscribers. After accepting deposits, the Company is allowed to invest available balances in these accounts in certain permitted investments, and the return on such investments contributes to the Company's net cash inflows. These balances are payable on demand. As such, the Company recorded these balances and related obligations as current assets and current liabilities. The nature of these balances are cash and cash equivalents which is restricted in nature as they are not available for day-to-day operations of the Company. Therefore, the Company has classified these balances as settlement assets and customer/subscriber account balances and the related obligations as settlement and customer/subscriber account obligations in the Company's Unaudited Consolidated Balance Sheets and these cash and cash equivalents balances are presented as restricted cash on the Company's Unaudited Consolidated Statement of Cash Flows.
Exception items that become the liability of the Company are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets and customer/subscriber account balances in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Expenses for merchant losses for the three months ended March 31, 2025 and 2024 were immaterial.
In certain states, the Company accepts deposits under agency arrangement with member banks wherein accepted deposits remain under the control of the member banks. Therefore, the Company does not record assets for the deposits accepted and liabilities for the associated obligation. Agency owned accounts held $45.2 million and $22.6 million at March 31, 2025 and December 31, 2024, respectively.

The Company's consolidated settlement assets and customer/subscriber account balances and settlement and customer/subscriber account obligations were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants	$827	$2,587
Card settlements due from networks	17,204	12,307
Other settlement assets	2,715	1,730
Customer/subscriber account balances
Cash and cash equivalents (restricted in nature)	982,288	924,174
Total settlement assets and customer/subscriber account balances	$1,003,034	$940,798

Settlement and Customer/Subscriber Account Obligations:
Customer account obligations	$964,231	$897,497
Subscriber account obligations	13,241	26,677
Total customer/subscriber account obligations	977,472	924,174
Due to customers' payees(2)	25,923	16,039
Total settlement and customer/subscriber account obligations	$1,003,395	$940,213
(1)Allowance for estimated losses were $9.9 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $17.2 million and $12.3 million as of March 31, 2025 and December 31, 2024, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.

5.     Notes Receivable
The Company had notes receivable of $8.7 million and $8.6 million as of March 31, 2025 and December 31, 2024, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 16.8% and 16.9% as of March 31, 2025 and December 31, 2024, respectively. The notes receivable are comprised of notes receivable from ISOs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and to apply such residuals against future payments due to the Company. As of March 31, 2025 and December 31, 2024, the Company had no allowance for doubtful notes receivable.
As of March 31, 2025, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending March 31,
2026	$2,231
2027	1,906
2028	1,976
2029	508
After 2029	2,083
Total	$8,704

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	March 31, 2025	December 31, 2024
Computer software	$110,666	$104,683
Equipment	11,862	11,571
Leasehold improvements	2,721	2,718
Furniture and fixtures	1,365	1,365
Property, equipment and software	126,614	120,337
Less: Accumulated depreciation	(74,122)	(70,258)
Capital work in-progress	1,226	2,398
Property, equipment and software, net	$53,718	$52,477

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation expense	$3,862	$3,170
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. No assets were removed from service during three months ended March 31, 2025 while certain fully depreciated assets were removed from service during the three months ended March 31, 2024.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following reporting units:

(in thousands)	March 31, 2025	December 31, 2024
SMB Payments	$124,139	$124,139
Enterprise Payments	255,443	244,712
Plastiq (B2B Payments)	7,240	7,240
Total	$386,822	$376,091

The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2024	$376,091
Payslate acquisition	10,669
Foreign currency translation adjustment	62
Balance at March 31, 2025	$386,822
As of March 31, 2025, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	March 31, 2025			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(52,719)	$129,620	14.6
Residual buyouts	143,862	(108,006)	35,856	6.2
Customer relationships	109,017	(95,896)	13,121	8.4
Merchant portfolios	83,350	(66,160)	17,190	6.5
Technology	58,639	(28,718)	29,921	8.6
Trade names	7,104	(3,352)	3,752	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$589,801	$(358,241)	$231,560	9.5
(1)These assets have an indefinite useful life.

	December 31, 2024			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(49,501)	$132,838	14.6
Residual buyouts	143,862	(104,766)	39,096	6.2
Customer relationships	109,017	(95,320)	13,697	8.4
Merchant portfolios	83,350	(65,285)	18,065	6.5
Technology	58,639	(27,473)	31,166	8.7
Trade names	7,104	(3,192)	3,912	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$589,801	$(348,927)	$240,874	9.5
(1)These assets have an indefinite useful life.

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization expense(1)	$9,915	$12,083

(1)Included in amortization expense is $0.6 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, related to the amortization of certain contract acquisition costs.
As of March 31, 2025, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

	March 31, 2025	December 31, 2024
2024 Credit Agreement
Term facility - matures May 16, 2031, interest rate of 9.07% and 9.11% at March 31, 2025 and December 31, 2024, respectively	$935,537	$945,537
Revolving credit facility - $70.0 million line matures May 16, 2029, interest rate of 8.57% and 8.61% at March 31, 2025 and December 31, 2024, respectively	—	—
Total debt obligations	935,537	945,537
Less: current portion of long-term debt	(1,879)	(9,503)
Less: unamortized debt discounts and deferred financing costs	(14,714)	(15,146)
Long-term debt, net	$918,944	$920,888
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest expense(1),(2)	$23,176	$20,880
(1)Included in interest expense is $1.0 million and $1.0 million related to the accretion of contingent consideration from acquisitions for the three months ended March 31, 2025 and 2024, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.4 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
Debt Covenants
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of March 31, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
9.    Income Taxes
The Company's consolidated effective income tax rate for the three months ended March 31, 2025 was 21.4% compared to a consolidated effective income tax rate of 33.2% for the three months ended March 31, 2024, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets, and certain forecasted nondeductible expenses.
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
Based on management's assessment, as of March 31, 2025, the Company continues to record a full valuation allowance against non-deductible interest expense and net operating losses acquired as part of the Payslate acquisition. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

10.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2025 and December 31, 2024, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. There have been no shares repurchased under this plan since December 2022. As of March 31, 2025, the Company has purchased 1,309,374 shares for $5.8 million under this plan.

11.    Stock-based Compensation
Stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation expense	$1,484	$1,528
Incentive units compensation expense	87	93
ESPP compensation expense	15	12
Total	$1,586	$1,633
Income tax benefit for stock-based compensation was $0.7 million for the three months ended March 31, 2025 and was immaterial for the three months ended March 31, 2024. No stock-based compensation has been capitalized. Awards granted for the three months ended March 31, 2025 and 2024, were not material.
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
As of March 31, 2025, the Company had 2,935,912 shares available for issuance under the 2018 Plan.
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
As of March 31, 2025, the Company had 35,261 shares available for issuance under the 2021 Stock Purchase Plan.
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

12.    Related Party Transactions
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
There was no subsequent activity for the three months ended March 31, 2025.
13.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $23.1 million in 2025 and $24.6 million in 2026.

Other Commitments
As of March 31, 2025 and December 31, 2024, the Company had a capital contribution commitment of $10.7 million and $12.6 million, respectively to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.
Contingent/Deferred Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent/deferred consideration liabilities related to completed acquisitions:

(in thousands)	Contingent/Deferred Consideration Liabilities
December 31, 2024	$10,685
Addition of deferred consideration (Related to acquisition, see Note 2)	6,500
Accretion of contingent consideration	1,006
Payment of contingent consideration	(400)
March 31, 2025	$17,791
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
As of March 31, 2025, the Company's customer account balances of $964.2 million are maintained in accounts with certain FIs which are eligible to pass-through insurance subject to FDIC rules and regulations (refer to Note 4. Settlement Assets and Customer/Subscriber Account Balances and Related Obligations). A majority of the Company's cash, restricted cash and off-balance sheet settlement funds are held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

14.    Fair Value
Fair Value Measurements
The Company's contingent consideration liabilities derived from business combinations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgement. The Company uses valuation techniques including discounted cash flow analysis based on cash flow projections and Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. The current portion of contingent consideration is included in accounts payable and accrued expenses on the Company's Unaudited Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.
The deferred consideration derived from an acquisition is currently recorded at contractual amount and the fair valuation of the same is in process. See Note 2.
Liabilities measured at fair value on a recurring basis consisted of the following:

(in thousands)	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Contingent /deferred consideration, current portion	Level 3	$3,774	$3,891
Contingent/deferred consideration, noncurrent portion	Level 3	14,017	6,794
Total contingent/deferred consideration		$17,791	$10,685
During the three months ended March 31, 2025, there were no transfers into, out of, or between levels of the fair value hierarchy.
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $8.7 million and $8.6 million at March 31, 2025 and December 31, 2024, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility was estimated to be $935.5 million and $944.4 million at March 31, 2025 and December 31, 2024, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
The carrying values of the other long-term debt obligations approximate fair value due to mechanisms in the credit agreements that adjust the applicable interest rates and the lack of a market for these debt obligations.

15.    Segment Information
The Company's three reportable segments included SMB Payments, B2B Payments and Enterprise Payments:
~~•~~SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
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
The Company's chief operating decision makers ("CODM") are our CEO and CFO. Historically, the CODM used operating income (loss) as the measure of segment profit or loss to allocate resources. However, during the quarter ended June 30, 2024, the segment performance measure was updated to adjusted earnings before interest expense, income tax and depreciation and amortization expenses ("Adjusted EBITDA") to have consistent measure of results across the organization.
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
Due to the recent acquisitions, growth, implementation of a shared services model and management of a single unified commerce engine across our payments infrastructure, the costs of operating overhead and shared services became less identifiable at the segment level. Therefore, the process of review of the CODM was updated during the quarter ended June 30, 2024. Operating overhead and shared costs are managed centrally and included in the corporate segment. All comparative periods have been recasted to reflect this update.
Information on reportable segments and reconciliations to income before income taxes are as follows:

	Three Months Ended March 31, 2025
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Total
Revenue from external customers	$151,690	$23,918	$50,088	$225,696
Intersegment revenues (elimination)	(449)	(324)	(293)	(1,066)
Total consolidated revenues	151,241	23,594	49,795	224,630
Less: Cost of services (excludes depreciation and amortization)[1]	(118,572)	(16,624)	(3,223)
Less: Other operating expenses [1,2]	(8,213)	(3,929)	(4,609)
Add: Other segment items[3]	1,249	475	479
Segment Adjusted EBITDA	$25,705	$3,516	$42,442	$71,663

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$71,663
Adjustment for corporate items[4]				(19,303)
Intersegment revenue elimination				(1,066)
Depreciation and amortization				(13,777)
Interest expense				(23,176)
Debt modification and extinguishment expenses				(38)
Selling, general and administrative (non-recurring)				(2,199)
Non-cash stock based compensation				(1,586)
Income before income taxes				$10,518
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, intersegment revenue and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	March 31, 2025
Elimination of cost of services (excludes depreciation and amortization)	$1,065
Other operating expenses	(24,125)
Other items[5]	3,757
$(19,303)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense)

(in thousands)	Other specified segment disclosure
	Three Months Ended March 31, 2025
	SMB Payments	B2B Payments	Enterprise Payments	Total
Depreciation and amortization	$6,625	$1,261	$4,642	$12,528

	Three Months Ended March 31, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Total
Revenue from external customers	$144,005	$21,344	$40,990	$206,339
Intersegment revenue (eliminations)	(254)	(229)	(137)	(620)
Total consolidated revenues	143,751	21,115	40,853	205,719
Less: Cost of services (excludes depreciation and amortization)[1]	(112,119)	(15,153)	(2,643)
Less: Other operating expenses[1,2]	(7,215)	(4,562)	(3,736)
Add: Other segment items[3]	606	347	253
Segment Adjusted EBITDA	$25,023	$1,747	$34,727	$61,497

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$61,497
Adjustment for corporate items[4]				(14,537)
Intersegment revenue elimination				(620)
Depreciation and amortization				(15,253)
Interest expense				(20,880)
Selling, general and administrative (non-recurring)				(798)
Non-cash stock based compensation				(1,634)
Income before income taxes				$7,775

(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, intersegment revenue and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	March 31, 2024
Elimination of cost of services (excludes depreciation and amortization)	$619
Other operating expenses	(17,632)
Other items[5]	2,476
$(14,537)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense)

(in thousands)	Other specified segment disclosure
	Three Months Ended March 31, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Total
Depreciation and amortization	$8,586	$1,470	$4,039	$14,095

16.    Earnings (Loss) per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
(in thousands except per share amounts)	2025	2024
Numerator:
Net income	$8,268	$5,193
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	—	(12,662)
Less: Return on redeemable NCI	—	(581)
Net income (loss) attributable to common stockholders	$8,268	$(8,050)

Weighted average shares outstanding(1)	78,774	78,021
Effect of dilutive potential common shares	1,083	—
Adjusted Weighted average shares outstanding	79,857	78,021

Basic Earnings (loss) per common share	$0.10	$(0.10)
Diluted Earnings (loss) per share	$0.10	$(0.10)
(1)For the three months ended March 31, 2024, the weighted-average common shares outstanding includes 1,803,841 warrants. These shares of common stock had an exercise price of $0.001 and were exercised on January 14, 2025. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.
For the three months ended March 31, 2025, the Company had 1.1 million dilutive securities that were included in the Company's diluted earnings per share. For the three months ended March 31, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. Anti-dilutive securities that were excluded from the Company's earnings (loss) per common share are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Restricted stock awards(1)	—	1,078
Outstanding stock option awards(1)	—	864
Total	—	1,942
(1)Granted under the 2018 Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and related Notes and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Certain amounts in this section may not add mathematically due to rounding.
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

Results of Operations
This section includes certain components of our results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenues
For the three months ended March 31, 2025, our consolidated revenue of $224.6 million increased by $18.9 million, or 9.2%, from $205.7 million for the three months ended March 31, 2024. This overall increase was mainly driven by increase in merchant bankcard dollar value and total card dollar value processed in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and, an increase in issuing volume in our B2B Payments Segment.
The following table presents our revenues by type:

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change
Revenue Type:
Merchant card fees	$167,079	$157,947	$9,132
Money transmission services	37,449	29,144	8,305
Outsourced services and other services	17,002	15,665	1,337
Equipment	3,100	2,963	137
Total revenues	$224,630	$205,719	$18,911

Merchant card fees
Merchant card fees revenue for the three months ended March 31, 2025 was $167.1 million an increase of $9.1 million or 5.8%, from $157.9 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in merchant bankcard value, total card value, and the transaction count processed by the Company.
Money transmission services
Money transmission services for the three months ended March 31, 2025 was $37.4 million, an increase of $8.3 million, or 28.5%, from $29.1 million for the three months ended March 31, 2024. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Outsourced services and other services revenue
Outsourced services and other services revenue of $17.0 million for the three months ended March 31, 2025 increased by $1.3 million, or 8.5%, from $15.7 million for the three months ended March 31, 2024, primarily due to growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.
Equipment
Equipment revenue of $3.1 million for the three months ended March 31, 2025 increased by $0.1 million, or 4.6% from $3.0 million for the three months ended March 31, 2024. The increase was primarily due to increased sales of point-of-sale equipment.
Operating expenses were as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$137,353	$129,298	$8,055
Salary and employee benefits	25,775	22,150	3,625
Depreciation and amortization	13,777	15,253	(1,476)
Selling, general and administrative	15,100	10,995	4,105
Total operating expenses	$192,005	$177,696	$14,309
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $137.4 million for the three months ended March 31, 2025 increased by $8.1 million, or 6.2%, from $129.3 million for the three months ended March 31, 2024, primarily due to the corresponding increase in revenues offset by recovery of certain bad debts.
Salary and employee benefits
Salary and employee benefits expense of $25.8 million for the three months ended March 31, 2025 increased by $3.6 million, or 16.4%, from $22.2 million for the three months ended March 31, 2024, primarily due to merit increases and increased headcount to support the overall growth of the Company.
Depreciation and amortization expense
Depreciation and amortization expense of $13.8 million for the three months ended March 31, 2025 decreased by $1.5 million, or 9.7%, from $15.3 million for the three months ended March 31, 2024, primarily due to full amortization of certain intangible assets.

Selling, general and administrative
Selling, general and administrative expenses of $15.1 million for the three months ended March 31, 2025 increased by $4.1 million, or 37.3%, from $11.0 million for the three months ended March 31, 2024, primarily due to increase in professional charges related to SOX compliance, increased marketing and software expenses to support overall growth, and legal expenses related to the Company's secondary offering of common shares.
Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change
Other (expense) income
Interest expense	$(23,176)	$(20,880)	$(2,296)
Debt extinguishment and modification costs	(38)	—	(38)
Other income, net	1,107	632	475
Total other expense, net	$(22,107)	$(20,248)	$(1,859)
Interest expense
Interest expense of $23.2 million for the three months ended March 31, 2025 increased by $2.3 million, or 11.0%, from $20.9 million for the three months ended March 31, 2024, due to increased outstanding balance of the term loan facility used for the redemption of redeemable senior preferred stock, offset by decrease in interest rates.
Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024	$ Change
Income before income taxes	$10,518	$7,775	$2,743
Income tax expense	$2,250	$2,582	$(332)
Effective tax rate	21.4%	33.2%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2025 is 28.0% and includes the income tax provision on pre-tax income and a tax provision related to the establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2025 interest expense. The effective tax rate for 2025 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2025 may not be indicative of our effective tax rate for future periods.
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
SMB Payments

(in thousands)	Three Months Ended March 31,
	2025	2024	Change
Revenues	$151,690	$144,005	$7,685
Adjusted EBITDA	$25,705	$25,023	$682
Key Indicators:
Merchant bankcard processing dollar value	$15,294,133	$14,788,095	$506,038
Merchant bankcard transaction count	185,539	175,228	10,311
Total card processing dollar value	$17,685,491	$17,098,758	586,733
Revenues

Revenue from our SMB Payments segment was $151.7 million for the three months ended March 31, 2025, compared to $144.0 million for the three months ended March 31, 2024. The increase of $7.7 million, or 5.3%, was primarily driven by an increase in merchant card fee rate, increased card processing dollar value, and transaction count increases. The Company's merchant card fee revenue from the SMB Payments segment ($147.5 million for the three months ended March 31 2025 and $139.8 million for the three months ended March 31, 2024) as a percentage of merchant bankcard processing dollar value during the three months ended March 31, 2025 increased to 0.96% from 0.94% as compared to the three months ended March 31, 2024.
Adjusted EBITDA
Adjusted EBITDA from our SMB Payments segment was $25.7 million for the three months ended March 31, 2025, compared to $25.0 million for the three months ended March 31, 2024. The increase of $0.7 million, or 2.7% was primarily driven by an increase in revenue, and recovery of certain chargeback losses, offset by mix related margin compression and other operating expenses.
B2B Payments

(in thousands)	Three Months Ended March 31,
	2025	2024	Change
Revenues	$23,918	$21,344	$2,574
Adjusted EBITDA	$3,516	$1,747	$1,769

Key Indicators:
B2B issuing dollar volume	$237,290	$227,811	$9,479
B2B issuing transaction count	211	240	$(29)
Revenues
Revenue from our B2B Payments segment was $23.9 million for the three months ended March 31, 2025, compared to $21.3 million for the three months ended March 31, 2024. The increase of $2.6 million, or 12.1% was primarily driven by increase in issuing dollar volume in the CPX business and total card volume processed by Plastiq business.

Adjusted EBITDA
Adjusted EBITDA from our B2B Payments segment of $3.5 million for the three months ended March 31, 2025, compared to $1.7 million for the three months ended March 31, 2024.The increase in Adjusted EBITDA of $1.8 million or 101.3% was contributed by $0.5 million in the CPX business and $1.3 million in the Plastiq business.
Enterprise Payments

(in thousands)	Three Months Ended March 31,
	2025	2024	Change
Revenues	$50,088	$40,990	$9,098
Adjusted EBITDA	$42,442	$34,727	$7,715

Key Indicators:
Average CFTPay billed clients	940,463	703,887	236,576
Average CFTPay new enrollments	55,946	53,551	2,395
Revenues
Revenue from our Enterprise Payments segment was $50.1 million for the three months ended March 31, 2025, compared to $41.0 million for the three months ended March 31, 2024. The increase of $9.1 million, or 22.2%, was primarily driven by an increase in billed clients and new customer enrollments, the addition of new integrated partners and growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.
Adjusted EBITDA
Adjusted EBITDA from our Enterprise Payments segment was $42.4 million for the three months ended March 31, 2025, compared to $34.7 million for the three months ended March 31, 2024. The increase of $7.7 million, or 22.2%, was primarily driven by increases in revenues.

	Three Months Ended March 31, 2025
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$25,705	$3,516	$42,442	$(20,369)	$51,294
Interest expense	—	(1,006)	—	(22,170)	(23,176)
Depreciation and amortization	(6,625)	(1,261)	(4,642)	(1,249)	(13,777)
Debt modification and extinguishment expenses	—	—	—	(38)	(38)
Selling, general and administrative (non-recurring)	—	—	—	(2,199)	(2,199)
Non-cash stock based compensation	(4)	(84)	(32)	(1,466)	(1,586)
Income before taxes	$19,076	$1,165	$37,768	$(47,491)	$10,518
Income tax expense					(2,250)
Net income					$8,268

	Three Months Ended March 31, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$25,023	$1,747	$34,727	$(15,157)	$46,340
Interest expense	(1)	(973)	—	(19,906)	(20,880)
Depreciation and amortization	(8,586)	(1,470)	(4,039)	(1,158)	(15,253)
Selling, general and administrative (non-recurring)	—	—	—	(798)	(798)
Non-cash stock based compensation	(4)	(118)	(32)	(1,480)	(1,634)
Income before taxes	$16,432	$(814)	$30,656	$(38,499)	$7,775
Income tax expense					(2,582)
Net income					$5,193

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these critical accounting policies and estimates as of March 31, 2025.

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
Our working capital, defined as current assets less current liabilities, was $61.9 million at March 31, 2025 and $32.4 million at March 31, 2024. As of March 31, 2025, we had cash totaling $47.6 million compared to $34.3 million at March 31, 2024. These cash balances do not include restricted cash of $11.5 million and $12.7 million at March 31, 2025 and March 31, 2024, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $1.9 million and $6.7 million at March 31, 2025 and March 31, 2024, respectively. At March 31, 2025, we had availability of approximately $70.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative three month periods.

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$9,956	$13,307
Investing activities	(9,715)	(7,669)
Financing activities	47,260	(10,279)
Net increase (decrease) in cash and cash equivalents and restricted cash	$47,501	$(4,641)
Cash Provided by Operating Activities
Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2025 compared to $13.3 million for the three months ended March 31, 2024. The $3.3 million decrease was primarily driven by changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $9.7 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, investing activities included additions to property, equipment and software of $5.1 million, $0.1 million related to net funding of new loans to ISOs and $4.5 million related to the acquisition of a business. For the three months ended March 31, 2024, net cash used in investing activities included additions to property, equipment and software of $6.6 million and $1.1 million related funding of new loans to ISOs.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $47.3 million for the three months ended March 31, 2025, compared to $10.3 million of cash used in financing activities for the three months ended March 31, 2024. The net cash used in financing activities for the three months ended March 31, 2025 included changes in the net obligations for funds held on the behalf of customers of $59.1 million and proceeds from the exercise of stock options of $0.1 million offset by $10.0 million of cashed used for the unscheduled repayment of the term loan principal, $1.5 million of cash used for shares withheld for taxes and $0.4 million of payments of contingent consideration. The net cash used in financing activities for the three months ended March 31, 2024 included changes in the net obligations for funds held on the behalf of customers of $1.9 million, offset by $1.7 million of cash used for the repayment of debt, $7.0 million of cash dividends paid to redeemable senior preferred stockholders, $0.4 million of cash used for shares withheld for taxes and $3.1 million of payments of contingent consideration.
Long-term Debt
As of March 31, 2025, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $935.5 million, compared to $945.5 million at December 31, 2024, resulting in a decrease of $10.0 million . The decrease is to an unscheduled principal payment. The debt balance at March 31, 2025 consisted of $935.5 million outstanding under the term facility offset by $14.7 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures on May 16, 2031 and the revolving credit facility matures on May 16, 2029.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of March 31, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposures to market risk have not changed materially since December 31, 2024.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2025 because of a material weakness within our internal controls over financial reporting, as described below.

Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to March 31, 2025, management believes that the consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness related to the design and operation of certain automated controls (including related information technology general controls) for certain tools or applications involved in the transformation and ingestion of third-party processors’ data in the Company’s control environment. The Company began implementing a remediation plan to address this material weakness.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of annual or interim financial statements would not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	99,450	$12.25	—	690,296
February 1-28, 2025	22,067	$11.41	—	690,296
March 1-31, 2025	—	$—	—	690,296
Total	121,517	$12.10	—
(1)Represents shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the day prior to the vesting date.

Item 3. Defaults Upon Senior Securities
N/A
Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements
On June 16, 2023, Sean Kiewiet, an officer of the Company as defined in Section 16 of the Exchange Act, adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of the SEC's Regulation S-K.

Officer or Director Name and Title	Action	Plan Type	Date	Number of Shares to be sold	Expiration
Sean Kiewiet, Chief Strategy Officer	Adopted	Rule 10b5-1	March 11, 2025	600,000	August 31, 2026

Item 6. Exhibits

Exhibit	Description
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

10.24	Rule 10b5-1 Sales Plan, dated March 11, 2025, by and between Sean Kiewiet and J.P. Morgan Securities LLC.
10.25
Credit and Guaranty Agreement, dated as of May 16, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent and Collateral Agent.

10.26
Amendment No. 1 to the Credit and Guaranty Agreement, dated as of November 21, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the 2024-1 Incremental Term Lenders and Truist Bank, as Administrative Agent and Collateral Agent.

10.27	Share Purchase Agreement by and between Ayrshire Developments Corp., Priority Canada Acquisition Company, Inc., and Priority Technology Holdings, Inc., dated January 21, 2025.
21.1*	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

May 6, 2025	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 6, 2025	/s/ Timothy M. O'Leary Timothy M. O'Leary Chief Financial Officer (Principal Financial Officer)