Form 10-Q
period 2025-06-30
Priority Technology Holdings, Inc.
filed 2025-08-07
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
OR
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
 Yes  ☐    No  ☒
 As of August 1, 2025, the number of the registrant's Common Stock outstanding was 79,917,925.

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

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,564	$58,600
Restricted cash	14,205	11,090
Accounts receivable, net of allowances of $5,219 and $3,045, respectively	86,029	67,969
Prepaid expenses and other current assets	25,870	22,990
Current portion of notes receivable, net of allowance of $0 and $0, respectively	3,283	3,638
Settlement assets	1,125,934	940,798
Total current assets	1,305,885	1,105,085
Notes receivable, less current portion	6,704	4,919
Property, equipment and software, net	57,529	52,477
Goodwill	382,497	376,091
Intangible assets, net	225,035	240,874
Deferred income taxes, net	27,015	24,697
Other noncurrent assets	22,755	22,717
Total assets	$2,027,420	$1,826,860
Liabilities, Stockholders' Deficit and NCI
Current liabilities:
Accounts payable and accrued expenses	$53,692	$62,149
Accrued residual commissions	40,526	37,560
Customer deposits and advance payments	3,433	2,246
Current portion of long-term debt	4,254	9,503
Settlement obligations	1,127,266	940,213
Total current liabilities	1,229,171	1,051,671
Long-term debt, net of current portion, discounts and debt issuance costs	917,017	920,888
Other noncurrent liabilities	25,366	19,326
Total liabilities	2,171,554	1,991,885
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 84,524,131 and 81,866,711 shares issued at June 30, 2025 and December 31, 2024, respectively; and 79,897,665 and 77,479,908 shares outstanding at June 30, 2025 and December 31, 2024, respectively	80	77
Treasury stock at cost, 4,626,466 and 4,386,803 shares at June 30, 2025 and December 31, 2024, respectively	(21,921)	(19,607)
Additional paid-in capital	3,629	—
Accumulated other comprehensive loss	84	(176)
Accumulated deficit	(127,987)	(147,134)
Total stockholders' deficit attributable to stockholders of Priority	(146,115)	(166,840)
Non-controlling interests in consolidated subsidiaries	1,981	1,815
Total stockholders' deficit	(144,134)	(165,025)
Total liabilities, stockholders' deficit and NCI	$2,027,420	$1,826,860

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$239,812	$219,867	$464,442	$425,586
Operating expenses
Cost of revenue (excludes depreciation and amortization)	147,399	138,118	284,752	267,416
Salary and employee benefits	27,060	22,119	52,835	44,269
Depreciation and amortization	14,093	15,244	27,870	30,497
Selling, general and administrative	13,910	11,212	29,010	22,207
Total operating expenses	202,462	186,693	394,467	364,389
Operating income	37,350	33,174	69,975	61,197
Other (expense) income
Interest expense	(23,054)	(21,710)	(46,230)	(42,590)
Debt extinguishment and modification costs	—	(8,623)	(38)	(8,623)
Other income, net	1,006	668	2,113	1,300
Total other expense, net	(22,048)	(29,665)	(44,155)	(49,913)
Income before income taxes	15,302	3,509	25,820	11,284
Income tax expense	4,423	2,515	6,673	5,097
Net income	10,879	994	19,147	6,187
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	—	(18,565)	—	(31,227)
Less: Return on redeemable NCI	—	(58)	—	(639)
Net income (loss) attributable to common stockholders	10,879	(17,629)	19,147	(25,679)
Other comprehensive income (loss)
Foreign currency translation adjustments	217	4	260	(9)
Comprehensive income (loss)	$11,096	$(17,625)	$19,407	$(25,688)

Earnings (loss) per common share:
Basic	$0.14	$(0.23)	$0.24	$(0.33)
Diluted	$0.14	$(0.23)	$0.24	$(0.33)

Weighted-average common shares outstanding:
Basic	78,981	77,736	78,878	77,878
Diluted	79,837	77,736	79,968	77,878

See Notes to Unaudited Consolidated Financial Statement

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	1,499	—	—	1,499	—	1,499
Vesting of stock-based compensation and ESPP compensation	534	1	—	—	62	—	—	63	—	63
Shares withheld for taxes	(122)	—	122	(1,470)	—	—	—	(1,470)	—	(1,470)
Exercise of stock options	16	—	—	—	110	—	—	110	—	110
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	43	—	43	—	43
Net income	—	—	—	—	—	—	8,268	8,268	—	8,268
March 31, 2025	79,712	$80	4,508	$(21,077)	$1,669	$(133)	$(138,866)	$(158,327)	$1,902	$(156,425)
Equity-classified stock-based compensation	—	—	—	—	1,625	—	—	1,625	—	1,625
Vesting of stock-based compensation and ESPP compensation	270	—	—	—	111	—	—	111	—	111
Shares withheld for taxes	(118)	—	118	(844)	—	—	—	(844)	—	(844)
Exercise of stock options	34	—	—	—	224	—	—	224	—	224
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	79	79
Foreign currency translation adjustment	—	—	—	—	—	217	—	217	—	217
Net income	—	—	—	—	—	—	10,879	10,879	—	10,879
June 30, 2025	79,898	$80	4,626	$(21,921)	$3,629	$84	$(127,987)	$(146,115)	$1,981	$(144,134)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	1,540	—	—	1,540	—	1,540
Vesting of stock-based compensation	429	—	—	—	49	—	—	49	—	49
Shares withheld for taxes	(123)	—	123	(421)	—	—	—	(421)	—	(421)
Exchange for PHOT redeemable NCI	(1,428)	(1)	1,428	(5,255)	(581)	—	—	(5,837)	—	(5,837)
Dividends on redeemable senior preferred stock	—	—	—	—	(11,821)	—	—	(11,821)	—	(11,821)
Accretion of redeemable senior preferred stock	—	—	—	—	(841)	—	—	(841)	—	(841)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of negative additional paid in capital	—	—	—	—	11,654	—	(11,654)	—	—	—
Net income	—	—	—	—	—	—	5,193	5,193	—	5,193
March 31, 2024	75,835	$76	4,183	$(18,491)	$—	$(42)	$(141,412)	$(159,869)	$1,747	$(158,122)
Equity-classified stock-based compensation	—	—	—	—	1,744	—	—	1,744	—	1,744
ESPP compensation and vesting of stock-based compensation	190	—	—	—	60	—	—	60	—	60
Shares withheld for taxes	(57)	—	57	(182)	—	—	—	(182)	—	(182)
Redemption of PHOT redeemable NCI	—	—	—	—	3,765	—	—	3,765	—	3,765
Return on PHOT redeemable NCI	—	—	—	—	(58)	—	—	(58)		(58)
Dividends on redeemable senior preferred stock	—	—	—	—	(8,426)	—	—	(8,426)	—	(8,426)
Accretion of redeemable senior preferred stock	—	—	—	—	(10,139)	—	—	(10,139)	—	(10,139)
Issuance of profit interests/ common equity in subsidiaries	—	—	—	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	—	4	—	4	—	4
Reclassification of negative additional paid-in capital	—	—	—	—	13,054	—	(13,054)	—	—	—
Net income	—	—	—	—	—	—	994	994	—	994
June 30, 2024	75,968	$76	4,240	$(18,673)	$—	$(38)	$(153,472)	$(172,107)	$1,832	$(170,275)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$19,147	$6,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	27,870	30,497
Stock-based, ESPP and incentive units compensation	4,792	3,462
Amortization of debt issuance costs and discounts	882	1,824
Debt extinguishment and modification costs	38	8,623
Deferred income tax	(2,318)	(3,023)
Change in deferred consideration	2,039	2,213
Other non-cash items, net	(228)	(929)
Change in operating assets and liabilities:
Accounts receivable	(17,912)	(7,145)
Prepaid expenses and other current assets	(2,312)	(1,148)
Income taxes (receivable) payable	(339)	(5,037)
Notes receivable	—	(584)
Accounts payable and accrued expenses	(6,810)	10,225
Accrued residuals commissions	2,966	3,066
Customer deposits and advance payments	1,187	(365)
Other noncurrent assets and liabilities, net	(1,922)	(5,859)
Net cash provided by operating activities	27,080	42,007
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(4,452)	—
Additions to property, equipment and software	(12,988)	(11,718)
Notes receivable, net	(1,430)	(1,406)
Acquisitions of assets and other investing activities	(2,275)	(7,474)
Net cash used in investing activities	(21,145)	(20,598)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	—	830,200
Debt issuance and modification costs paid	(40)	(7,555)
Repayments of long-term debt	(10,000)	(654,372)
Redemption of PHOT redeemable NCI	—	(2,130)
Repurchases of shares withheld for taxes	(2,314)	(604)
Redemption of senior preferred stock	—	(136,936)
Redemption of accumulated unpaid dividend on redeemable senior preferred stock	—	(30,819)
Dividends paid to redeemable senior preferred stockholders	—	(16,393)
Proceeds from exercise of stock options	334	—
Settlement obligations, net	190,863	40,914
Payment of deferred/contingent consideration related to business combination	(752)	(4,156)
Net cash provided by financing activities	178,091	18,149
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	184,026	39,558
Cash and cash equivalents and restricted cash at beginning of period	993,864	796,223
Cash and cash equivalents and restricted cash at end of period	$1,177,890	$835,781

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$50,564	$34,626
Restricted cash	14,205	12,625
Cash and cash equivalents included in settlement assets (restricted in nature) (see Note 4)	1,113,121	788,530
Total cash and cash equivalents, and restricted cash	$1,177,890	$835,781

Supplemental cash flow information:
Cash paid for interest	$43,331	$35,934
Non-cash investing and financing activities:
Acquisition of intangible asset	$—	$(5,751)
Issuance of NCI	$—	$178
Foreign currency adjustment to goodwill and intangibles	$488	$—
Exercise of stock options	$11	$—
See Notes to Unaudited Consolidated Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. is a holding company with no material operations of its own. Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a payments and banking fintech that streamlines collecting, storing, lending and sending money through its innovative commerce engine to unlock revenue and generate operational success for businesses. Our mission is to provide a personalized financial tool set to accelerate cashflow and optimize working capital for our customers by providing merchant services, payables and banking and treasury solutions.
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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of June 30, 2025, there was no income attributable to NCI in accordance with the applicable operating agreements.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on the Company’s previously reported consolidated financial statements was not material.
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

Deferred Consideration
The deferred considerations related to acquisitions are recorded at the fair value on the date of the acquisition and accreted to their redemption value through interest expense. Amounts due within 12 months under the terms of the agreement are classified as current within the Consolidated Unaudited Balance Sheets.
Allowance for Expected Losses
As of June 30, 2025 and December 31, 2024, there was no allowance for expected loss on notes receivable. See Note 5. Notes Receivable. The allowance for expected loss from accounts receivable was $5.2 million and $3.0 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the allowance for expected losses on settlement assets was $8.6 million and $7.9 million, respectively. See Note 4. Settlement Assets and Obligations. A reconciliation of the beginning and ending amount of allowance for expected losses is as follows:

(in thousands)	Accounts Receivables	Settlement assets
Balance at January 1, 2025	$(3,045)	$(7,936)
Charge-offs (recoveries), net	392	1,492
Provision	(715)	(3,481)
Balance at March 31, 2025	(3,368)	(9,925)
Charge-offs (recoveries), net	127	2,627
Provision	(469)	(2,789)
Reclassification	(1,509)	1,509
Balance at June 30, 2025	$(5,219)	$(8,578)
The Company has elected not to measure expected losses for accrued interest on notes receivable but instead recognize losses for accrued interest within the period losses are incurred.
Recently Issued Accounting Standards
Profit Interest ASU 2024-01
In March 2024, the FASB issued ASU 2024-01, Profit Interest and Similar Awards ("ASU 2024-01"), to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope in paragraph 718-10-15-3 to determine whether profit interest and similar awards should be accounted for in accordance with Topic 718, Compensation- Stock Compensation. This guidance is effective for annual and interim periods beginning after December 15, 2024. Adoption of this standard did not have any significant impact on results of operations, financial position or cash flows.
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

2.    Acquisition
Payslate
On January 21, 2025, PRTH’s wholly owned subsidiary, Priority Canada Acquisition Company, Inc. (the "acquiring entity"), acquired 100% of the equity interest in Payslate Inc. (Canada), and its subsidiary Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "Letus business"). The Letus business is engaged in processing of rent payments for property management companies in the United States and Canada. The acquisition will provide synergy opportunities to the Company's Enterprise Payments rent payment business and expand Priority's services in Canada. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $9.0 million, consisting of $4.6 million in cash consideration funded by the Company’s cash flows, deferred consideration of $4.3 million and contingent consideration of $0.1 million.
The deferred consideration of $4.3 million was recorded at the fair value on the acquisition date. The deferred consideration will be paid monthly equal to 40% of gross profit under the agreement. Any amount remaining but unpaid will be paid in full by January 21, 2030. The Company will accrete interest expense on the deferred consideration throughout the period, which was $0.2 million for three and six months ended June 30, 2025. As of June 30, 2025, total deferred consideration was $4.5 million, $0.6 million included in accounts payable and accrued expenses and $3.9 million included in noncurrent liabilities on the Unaudited Consolidated Balance Sheets.
Results for the Letus business since the acquisition are included within the Enterprise Payments segment, which includes $0.1 million and $0.4 million in revenue and a net loss of $0.2 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
The preliminary purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash(1)	$4,627
Deferred consideration (2)	4,282
Contingent consideration(3)	104
Less: cash acquired	(175)
Total purchase consideration, net of cash acquired	$8,838

Recognized amounts of assets acquired and liabilities assumed(4):
Accounts receivable	$149
Prepaid expenses	229
Property, equipment and software	8
Goodwill	6,070
Intangible assets:
Customer relationships	1,555
Trademarks	480
Technology	706
Accounts payable and accrued expenses	(359)
Total purchase consideration	$8,838
(1)Cash at closing net of adjustments from estimated net working capital to actual working capital.
(2)The fair value of the deferred consideration was determined utilizing a Monte Carlo simulation. The payments were calculated based on the path for the simulated metrics and the contractual terms of the deferred consideration payments and were discounted to present value at a rate reflecting a risk associated with the payoffs. The fair value was estimated to be the average present value of the deferred consideration payments over all iterations of the simulation.

(3)The contingent consideration represents the fair value of the share of net operating loss carryforwards owed to the seller in the future.
(4)Includes deferred tax asset of $3.8 million which has a full valuation allowance.
The Company incurred $0.5 million in acquisition related costs, which primarily consisted of consulting, legal and accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Loss. Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.
3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue Type:
Merchant card fees	$180,483	$169,246	$347,562	$327,193
Money transmission services	39,273	31,340	76,722	60,484
Outsourced services and other services(2)	16,853	16,256	33,855	31,921
Equipment	3,203	3,025	6,303	5,988
Total revenues(1)	$239,812	$219,867	$464,442	$425,586
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $14.1 million and $26.7 million of interest income on customer funds for the three and six months ended June 30, 2025, respectively, and $13.1 million and $25.0 million for the three and six months ended June 30, 2024, respectively, is included in outsourced services and other services revenue in the table above. Approximately $1.0 million and $2.1 million of interest income on corporate funds for the three and six months ended June 30, 2025 and $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended June 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$158,825	$—	$1,202	$3,203	$163,230
B2B Payments	21,488	—	3,545	—	25,033
Enterprise Payments	968	39,273	12,417	—	52,658
Eliminations	(798)	—	(311)	—	(1,109)
Total revenues	$180,483	$39,273	$16,853	$3,203	$239,812

	Six Months Ended June 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$306,307	$—	$2,310	$6,303	$314,920
B2B Payments	41,257	—	7,694	—	48,951
Enterprise Payments	1,575	76,722	24,449	—	102,746
Eliminations	(1,577)	—	(598)	—	(2,175)
Total revenues	$347,562	$76,722	$33,855	$6,303	$464,442

	Three Months Ended June 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$150,696	$—	$1,380	$3,025	$155,101
B2B Payments	18,682	—	3,199	—	21,881
Enterprise Payments	451	31,340	11,879	—	43,670
Eliminations	(583)	—	(202)	—	(785)
Total revenues	$169,246	$31,340	$16,256	$3,025	$219,867

	Six Months Ended June 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
SMB Payments	$290,496	$—	$2,621	$5,988	$299,105
B2B Payments	36,971	—	6,254	—	43,225
Enterprise Payments	804	60,484	23,372	—	84,660
Eliminations	(1,078)	—	(326)	—	(1,404)
Total revenues	$327,193	$60,484	$31,921	$5,988	$425,586
Deferred revenues were not material for the three and six months ended June 30, 2025 and 2024.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.4 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were $0.3 million for the period ended June 30, 2025 and were not material for the period ended December 31, 2024.
Impairment losses recognized on contract assets arising from the Company's contracts with customers were not material for the three and six months ended June 30, 2025 and 2024.

4.    Settlement Assets and Obligations
Settlement assets and obligations include, 1) funds due from merchants arising from settlement of funds for sales and credits between card issuers, merchants, 2) card settlement funds due from networks due to timing and its related obligations, and 3) Customer/Subscriber account balances and related obligations resulting from licensed money transmitter services.

Card settlements due from merchants, net
The merchant acquiring services of the Company include settlement of funds for sales and credits between card issuers, card networks and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until the merchant is funded, these funds are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets.

Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Exception items that the Company has deemed uncollectible are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Expenses for merchant losses net of recoveries for the three and six months ended June 30, 2025 were $0.2 million and $1.9 million, respectively. Recoveries for merchant losses, net of expense for the three months ended June 30, 2024, were $1.7 million. Expenses for merchant losses net of recoveries for the six months ended June 30, 2024 were $0.9 million.

Card settlements due from networks and Dues to Customers’ Payees
As part of the Payables service offering:
•Priority accepts card payments for its customers and processes disbursements to their vendors (customers’ payees) . The time lag between authorization and settlement of card transactions creates certain receivables (from card networks) and payables (to the vendors of customers). These receivables and payables arise from the settlement activities that the Company performs on the behalf of its customers and therefore, are presented as settlement assets and related obligations.

•Priority processes payments to the customers’ payees wherein customers funds are received either in company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customers’ payees. Balances in the bank-owned FBO accounts and related obligations are not considered assets and obligations of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Amounts due to customers’ payees that are held in company-owned bank accounts are included in restricted cash in the Company's Unaudited Consolidated Balance Sheets and related obligations are presented as due to customers’ payees.

MTL Customer cash and cash equivalents (restricted in nature) and MTL Customer account obligations
The Company provides banking and treasury services to its customers through its money transmission licenses in 46 states and 3 territories of the United States and through agency relationships with banks in the remaining states. These services include the acceptance and disbursement of funds. While waiting for disbursement, these funds are held in bank accounts maintained by the Company on the behalf of its customers. Per the money transmission regulations, the Company is allowed to invest available balances in these accounts in certain permitted investments, and returns on such investments contribute to the Company's net cash inflows. As such, the Company recognized these balances and related obligations on its balance sheet. Considering these balances are payable on demand and are related to settlement activities, they are presented as settlement assets (as part of the current assets) and the related obligations as settlement obligations (as part of the current liabilities) in the Company's Unaudited Consolidated Balance Sheets. Further, the nature of these assets is cash and cash equivalent, but they are restricted in nature and therefore these balances are presented as restricted cash on the Company's Unaudited Consolidated Statement of Cash Flows.

The Company's consolidated settlement assets and obligations were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants, net(1)(2)	$1,481	$2,587
Card settlements due from networks	11,332	12,307
Other settlement assets	—	1,730
Subtotal	12,813	16,624
MTL Customer cash and cash equivalents (restricted in nature)(3)	1,113,121	924,174
Total settlement assets	$1,125,934	$940,798

Settlement Obligations:
MTL Customer account obligations	$1,095,509	$897,497
Subscriber account obligations	17,612	26,677
Total customer/subscriber account obligations	1,113,121	924,174
Due to customers' payees(4)(5)	14,145	16,039
Total settlement obligations	$1,127,266	$940,213
(1)Allowance for estimated losses were $8.6 million and $7.9 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Excludes merchant funds held at member banks of $122.9 million and $106.2 million on June 30, 2025 and December 31, 2024, respectively.
(3)Excludes funds held under agency arrangement with member banks (in states where the Company does not have a money transmitter license), balances remain under the control of the member banks (therefore not the assets or obligation of the Company). Agency owned accounts held $58.4 million and $22.6 million at June 30, 2025 and December 31, 2024, respectively.
(4)Includes $11.3 million and $12.3 million as of June 30, 2025 and December 31, 2024, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.
(5)Excludes amounts due to customer payees that are held in bank-owned FBO accounts which are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $70.6 million and $64.8 million at June 30, 2025 and December 31, 2024, respectively.

5.     Notes Receivable
The Company had notes receivable of $10.0 million and $8.6 million as of June 30, 2025 and December 31, 2024, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 16.0% and 16.9% as of June 30, 2025 and December 31, 2024, respectively. The notes are receivables from ISOs, which are made with a term of 1-5 years. Under the terms of the agreements, the Company will hold back residual payments due to the ISOs and apply such residuals against future payment due to the Company. The following table provides a reconciliation for activity within the notes receivable as of June 30, 2025 :

(in thousands)
Balance at January 1, 2025	$8,557
Principal payments	(508)
Advances during the period	655
Balance at March 31, 2025	$8,704
Principal payments	(1,290)
Advances during the period	2,573
Balance at June 30, 2025	$9,987
As of June 30, 2025, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending June 30,
2026	$3,283
2027	1,867
2028	2,402
2029	2,435
After 2029	—
Total	$9,987

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	June 30, 2025	December 31, 2024
Computer software	$115,355	$104,683
Equipment	14,513	11,571
Leasehold improvements	2,734	2,718
Furniture and fixtures	1,382	1,365
Property, equipment and software	133,984	120,337
Less: Accumulated depreciation	(77,992)	(70,258)
Capital work in-progress	1,537	2,398
Property, equipment and software, net	$57,529	$52,477

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$4,075	$3,428	$7,937	$6,598
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. Certain fully depreciated assets were removed from service during the three and six months ended June 30, 2025 and 2024.

7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following segments:

(in thousands)	June 30, 2025	December 31, 2024
SMB Payments	$124,139	$124,139
Enterprise Payments	251,118	244,712
B2B Payments	7,240	7,240
Total	$382,497	$376,091
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2024	$376,091
Letus business acquisition	6,070
Foreign currency translation adjustment	336
Balance at June 30, 2025	$382,497
As of June 30, 2025, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	June 30, 2025			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(55,932)	$126,407	14.6
Residual buyouts	143,862	(111,247)	32,615	6.2
Customer relationships	110,658	(96,522)	14,136	8.4
Merchant portfolios	83,350	(67,036)	16,314	6.5
Technology	59,384	(30,007)	29,377	8.5
Trade names	7,611	(3,525)	4,086	10.9
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$592,694	$(367,659)	$225,035	9.5
(1)These assets have an indefinite useful life.

	December 31, 2024			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(49,501)	$132,838	14.6
Residual buyouts	143,862	(104,766)	39,096	6.2
Customer relationships	109,017	(95,320)	13,697	8.4
Merchant portfolios	83,350	(65,285)	18,065	6.5
Technology	58,639	(27,473)	31,166	8.7
Trade names	7,104	(3,192)	3,912	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$589,801	$(348,927)	$240,874	9.5
(1)These assets have an indefinite useful life.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization expense(1)	$10,018	$11,816	$19,933	$23,899
(1)Included in amortization expense is $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2024, respectively, related to the amortization of certain contract acquisition costs.
As of June 30, 2025, there were no impairment indicators present.
8.    Debt Obligations
Outstanding debt obligations consisted of the following:

	June 30, 2025	December 31, 2024
2024 Credit Agreement
Term facility - matures May 16, 2031, interest rate of 9.08% and 9.11% at June 30, 2025 and December 31, 2024, respectively	$935,537	$945,537
Revolving credit facility - $70.0 million line matures May 16, 2029, interest rate of 8.58% and 8.61% at June 30, 2025 and December 31, 2024, respectively	—	—
Total debt obligations	935,537	945,537
Less: current portion of long-term debt	(4,254)	(9,503)
Less: unamortized debt discounts and deferred financing costs	(14,266)	(15,146)
Long-term debt, net	$917,017	$920,888
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

Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest expense(1),(2)	$23,054	$21,710	$46,230	$42,590
(1)Included in interest expense is $1.0 million and $2.0 million related to the accretion of deferred consideration from acquisitions for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2024, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2024, respectively.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of June 30, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
9.    Income Taxes
The Company's consolidated effective income tax rate for the three and six months ended June 30, 2025 was 28.9% and 25.8%, respectively, compared to a consolidated effective income tax rate of 71.7% and 45.2% for the three and six months ended June 30, 2024, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets, and certain forecasted nondeductible expenses.
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
Based on management's assessment, as of June 30, 2025, the Company continues to record a full valuation allowance against non-deductible interest expense, and net deferred tax assets acquired as part of the Payslate acquisition. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
On July 4, 2025, the U.S. government enacted legislation known as the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act ("TCJA"), including but not limited to, 100% bonus depreciation on eligible property, immediate expensing of domestic research and development costs, and the restoration of an EBITDA based interest expense limitation calculation. The Company is in the process of evaluating the provisions of the OBBBA, and their impact on the Company's financial statements.
10.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2025 and December 31, 2024, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. On May 5, 2025, the Company's Board of Directors amended the program to increase the authorization to 5,000,000 shares of it's outstanding common stock for a total of $40.0 million. As of June 30, 2025, the Company has purchased 1,309,374 shares for $5.8 million under this plan. There have been no shares repurchased under this plan since December 2022.
11.    Stock-based Compensation
Stock-based compensation expense, which is included in salary and employee benefits within the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$1,597	$1,730	$3,081	$3,258
Incentive units compensation expense	79	85	166	178
Liability-classified compensation expense	1,502	—	1,502	—
ESPP compensation expense	28	14	43	26
Total	$3,206	$1,829	$4,792	$3,462
Income tax benefit for stock-based compensation was $0.1 million and $0.8 million respectively, for the three and six months ended June 30, 2025 and was immaterial for the three and six months ended June 30, 2024. No stock-based compensation has been capitalized in any period presented. Awards granted during the three and six months ended months ended June 30, 2025 and June 30, 2024, were not material.
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
As of June 30, 2025, the Company had 3,033,500 shares available for issuance under the 2018 Plan.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") provides for up to 200,000 shares to be purchased under the plan. Shares issued under the plan may be authorized but unissued or reacquired shares of Common Stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the ESPP.

Under the ESPP, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months and the first offering period began on January 10, 2022. The ESPP provides eligible employees the opportunity to purchase shares of the Company's Common stock at 95% of the lesser of the fair value on the first and last trading day of each offering period. The ESPP was amended by shareholder approval on June 13, 2025, to increase the number of shares available by 200,000.
As of June 30, 2025, the Company had 219,587 shares available for issuance under the 2021 Stock Purchase Plan.
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
12.    Related Party Transactions
In February 2019, the Company's CEO contributed assets of certain businesses to PHOT (a subsidiary of the Company). In consideration, PHOT issued redeemable preferred equity interest (preferred units) to the CEO and COO of the Company. These preferred units were eligible to receive up to $4.5 million in profits earned by PHOT plus an annual preferred yield of 6% on undistributed amounts.
On May 30, 2024, the Company approved the redemption of certain preferred units of PHOT either in cash or in exchange for shares of its common stock. The redemption value of these preferred units was $5.9 million and exchange ratio was established based on the 30 days volume weighted average close price adjusted for market illiquidity. During 2024, preferred units held by the CEO were redeemed for $2.1 million in cash and those held by the Chief Operating Officer were redeemed by issuance of 404,013 shares of the Company's common stock valued at $1.5 million. There was no subsequent activity for the three and six months ended June 30, 2025 and June 30, 2024.
13.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $14.0 million in 2025 and $22.9 million in 2026.
Other Commitments
As of June 30, 2025 and December 31, 2024, the Company had a capital contribution commitment $5.6 million and $12.6 million respectively, to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.
As of June 30, 2025, the Company committed to making a minimum investment of $1.5 million in an unconsolidated entity. The Company is expected to make the investment during 2025.

Deferred Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's deferred consideration liabilities related to completed acquisitions:

(in thousands)	Deferred Consideration Liabilities
December 31, 2024	$10,685
Addition of deferred consideration (Related to acquisition, see Note 2)	4,282
Addition of contingent consideration (Related to acquisition, see Note 2)	104
Accretion of deferred consideration	2,039
Payment of deferred consideration	(752)
June 30, 2025	$16,358
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
The Company is a party in a case filed on October 11, 2023 in the United States District Court of Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale as an agent of Priority, PPS and Wells Fargo made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. As of June 30, 2025, the court granted final approval of the settlement agreement wherein the defendants agree to pay $19.5 million to settle this litigation on a class basis. There was no contribution from the Company towards this settlement agreement.
Concentration of Risks
While providing payment processing services, Priority manages funds that are held on behalf of its customers. Because Priority is not a member bank, these customer funds are held in bank accounts maintained with member banks pursuant to sponsorship agreements which require, among other things, that the Company abide by the laws and regulations of the card associations and MTL regulators.
As of June 30, 2025, the Company's customer account balances of $1,095.5 million are maintained in accounts with certain FIs which are eligible to pass-through insurance subject to FDIC rules and regulations (refer to Note 4. Settlement Assets and Obligations). A majority of the Company's cash, restricted cash and off-balance sheet settlement funds are held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.

14.    Fair Value
Fair Value Disclosures
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $10.0 million and $8.6 million at June 30, 2025 and December 31, 2024, respectively and is within the Level 3 of the fair value hierarchy.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility was estimated to be $936.7 million and $944.4 million at June 30, 2025 and December 31, 2024, respectively, and was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
During the three and six months ended June 30, 2025, there were no transfers into, out of, or between levels of the fair value hierarchy.

15.    Segment Information
The Company's three reportable segments included SMB Payments, B2B Payments and Enterprise Payments:
~~•~~SMB Payments: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•B2B Payments: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs in addition to improving cash flows by providing instant access to working capital.
•Enterprise Payments: Provides embedded finance and BaaS solutions to customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
Corporate includes costs of corporate functions and shared services not allocated to our reportable segments.
The Company's chief operating decision makers ("CODM") are our CEO and CFO. The CODM uses adjusted earnings before interest expense, income tax and depreciation and amortization expenses ("Adjusted EBITDA") as the measure of segment profit or loss to allocate resources. Adjusted EBITDA represents EBITDA (i.e. earnings before interest, income tax, and depreciation and amortization expenses) adjusted for certain non-cash costs, such as stock-based compensation and the write-off of the carrying value of investments or other assets, as well as debt extinguishment and modification expenses and other expenses and income items considered non-recurring, such as acquisition integration expenses, certain professional fees, and litigation settlements.
Segment level assets information is not provided or subject to review by the CODM and therefore not provided.
Information on reportable segments and reconciliations to income before income taxes are as follows:

	Three Months Ended June 30, 2025
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Total
Revenue from external customers	$162,788	$24,668	$52,356	$239,812
Intersegment revenues	442	365	302	1,109
	163,230	25,033	52,658	240,921
Elimination of intersegment revenues				(1,109)
Total consolidated revenues				239,812
Less: Cost of services (excludes depreciation and amortization)[1]	(127,814)	(17,751)	(2,939)
Less: Other operating expenses [1,2]	(8,367)	(3,606)	(4,457)
Add: Other segment items[3]	700	94	296
Segment Adjusted EBITDA	$27,749	$3,770	$45,558	$77,077

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$77,077
Adjustment for corporate items[4]				(19,918)
Intersegment revenue elimination				(1,109)
Depreciation and amortization				(14,093)
Interest expense				(23,054)
Selling, general and administrative (non-recurring)				(395)
Non-cash stock based compensation				(3,206)
Income before income taxes				$15,302
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Three Months Ended June 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$1,105
Other operating expenses[2]	(24,541)
Other items[5]	3,518
$(19,918)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense)

(in thousands)	Other specified segment disclosure
	Three Months Ended June 30, 2025
	SMB Payments	B2B Payments	Enterprise Payments	Total
Depreciation and amortization	$6,633	$1,262	$4,941	$12,836

	Six Months Ended June 30, 2025
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Total
Revenue from external customers	$314,029	$48,356	$102,057	$464,442
Intersegment revenue	891	595	689	2,175
	314,920	48,951	102,746	466,617
Elimination of intersegment revenues				(2,175)
Total consolidated revenues				464,442
Less: Cost of services (excludes depreciation and amortization)[1]	(246,386)	(34,376)	(6,160)
Less: Other operating expenses[1,2]	(16,580)	(7,534)	(9,066)
Add: Other segment items[3]	1,500	245	481
Segment Adjusted EBITDA	$53,454	$7,286	$88,001	$148,741

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$148,741
Adjustment for corporate items[4]				(39,222)
Intersegment revenue elimination				(2,175)
Depreciation and amortization				(27,870)
Interest expense				(46,230)
Debt modification and extinguishment expenses				(38)
Selling, general and administrative (non-recurring)				(2,594)
Non-cash stock based compensation				(4,792)
Income before income taxes				$25,820
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Six Months Ended June 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$2,170
Other operating expenses[2]	(48,665)
Other items[5]	7,273
$(39,222)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense)

(in thousands)	Other specified segment disclosure
	Six Months Ended June 30, 2025
	SMB Payments	B2B Payments	Enterprise Payments	Total
Depreciation and amortization	$13,258	$2,523	$9,583	$25,364

	Three Months Ended June 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Total
Revenue from external customers	$154,769	$21,614	$43,484	$219,867
Intersegment revenues	332	267	186	785
	155,101	21,881	43,670	220,652
Elimination of intersegment revenues				(785)
Total consolidated revenues				219,867
Less: Cost of services (excludes depreciation and amortization)[1]	(119,466)	(16,316)	(3,118)
Less: Other operating expenses [1,2]	(7,498)	(4,144)	(3,530)
Add: Other segment items[3]	460	109	222
Segment Adjusted EBITDA	$28,597	$1,530	$37,244	$67,371

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$67,371
Adjustment for corporate items[4]				(15,035)
Intersegment revenue elimination				(785)
Depreciation and amortization				(15,244)
Interest expense				(21,710)
Debt modification and extinguishment expenses				(8,623)
Selling, general and administrative (non-recurring)				(636)
Non-cash stock based compensation				(1,829)
Income before income taxes				$3,509
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Three Months Ended June 30, 2024
Elimination of cost of services (excludes depreciation and amortization)	$783
Other operating expenses[2]	(18,159)
Other items[5]	2,341
$(15,035)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense)

(in thousands)	Other specified segment disclosure
	Three Months Ended June 30, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Total
Depreciation and amortization	$8,541	$1,261	$4,087	$13,889

	Six Months Ended June 30, 2024
(in thousands)	SMB Payments	B2B Payments	Enterprise Payments	Total
Revenue from external customers	$298,516	$42,729	$84,341	$425,586
Intersegment revenue	589	496	319	1,404
	299,105	43,225	84,660	426,990
Elimination of intersegment revenues				(1,404)
Total consolidated revenues				425,586
Less: Cost of services (excludes depreciation and amortization)[1]	(231,585)	(31,469)	(5,761)
Less: Other operating expenses[1,2]	(14,714)	(8,706)	(7,266)
Add: Other segment items[3]	814	226	338
Segment Adjusted EBITDA	$53,620	$3,276	$71,971	$128,867

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$128,867
Adjustment for corporate items[4]				(29,572)
Intersegment revenue elimination				(1,404)
Depreciation and amortization				(30,497)
Interest expense				(42,590)
Debt modification and extinguishment expenses				(8,623)
Selling, general and administrative (non-recurring)				(1,435)
Non-cash stock based compensation				(3,462)
Income before income taxes				$11,284
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Six Months Ended June 30, 2024
Elimination of cost of services (excludes depreciation and amortization)	$1,400
Other operating expenses[2]	(35,791)
Other items[5]	4,819
$(29,572)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense)

(in thousands)	Other specified segment disclosure
	Six Months Ended June 30, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Total
Depreciation and amortization	$17,127	$2,731	$8,126	$27,984

16.    Earnings (Loss) per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$10,879	$994	$19,147	$6,187
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	—	(18,565)	—	(31,227)
Less: Return on redeemable NCI	—	(58)	—	(639)
Net income (loss) attributable to common stockholders	$10,879	$(17,629)	$19,147	$(25,679)

Weighted average shares outstanding(1)	78,981	77,736	78,878	77,878
Effect of dilutive potential common shares	856	—	1,090	—
Adjusted Weighted average shares outstanding	79,837	77,736	79,968	77,878

Basic Earnings (loss) per common share	$0.14	$(0.23)	$0.24	$(0.33)
Diluted Earnings (loss) per share	$0.14	$(0.23)	$0.24	$(0.33)
(1)For the three and six months ended June 30, 2024, the weighted-average common shares outstanding includes 1,803,841 warrants. These shares of common stock had an exercise price of $0.001 and were exercised on January 14, 2025. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.
For the three and six months ended June 30, 2025, the Company had 0.9 million and 1.1 million, respectively, dilutive securities that were included in the Company's diluted earnings per share. For the three and six months ended June 30, 2024, all potentially dilutive securities were anti-dilutive, so diluted net loss per share was equivalent to basic net loss per share. Anti-dilutive securities that were excluded from the Company's earnings (loss) per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted stock awards(1)	26	889	—	946
Liability-classified restricted stock units	—	—	—	—
Outstanding stock option awards(1)	—	866	—	865
Total	26	1,755	—	1,811
(1)Granted under the 2018 Plan.
17.    Subsequent Events
We have evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying unaudited consolidated financial statements except as disclosed in Note 9 Income Taxes and included herein.

On July 31, 2025, the Company entered into a credit agreement which provides 1) a $1,000 million senior secured first lien term loan facility and 2) a $100.0 million senior secured revolving credit facility. Proceeds from the term loan were used to refinance the existing credit facilities under the 2024 Credit Agreement, to accelerate payments of certain deferred considerations related to prior acquisitions, acquisition of non-controlling interests in one of the Company's subsidiaries and the remainder will be used for corporate purposes. The revolving credit facility remained undrawn. The Company is in the process of evaluating this transaction in accordance with ASC 470.
On July 31, 2025, the Company accelerated the timing of payment of deferred consideration related to the Plastiq acquisition. The total payment was $19.0 million.
On July 31, 2025, the Company purchased the noncontrolling interest in it's subsidiary Plastiq, Powered by Priority, LLC., for $6.0 million.

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

Results of Operations
This section includes certain components of our results of operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenues
For the three months ended June 30, 2025, our consolidated revenue of $239.8 million increased by $19.9 million, or 9.1%, from $219.9 million for the three months ended June 30, 2024. This overall increase was mainly driven by increase in merchant bankcard dollar value and total card dollar value processed in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and, an increase in incentive income and, increased processing volume in our B2B Payments Segment, which was partially offset by a decrease in issuing volume.
For the six months ended June 30, 2025, our consolidated revenue of $464.4 million increased by $38.9 million, or 9.1%, from $425.6 million for the six months ended June 30, 2024. This overall increase was mainly driven by increase in merchant bankcard dollar value and total card dollar value processed in our SMB Payments segment, an increase in new enrollments and higher interest income in our Enterprise Payments segment and, an increase in incentive income and, increased processing volume in our B2B Payments Segment, which was partially offset by a decrease in issuing volume.

The following table presents our revenues by type:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Revenue Type:
Merchant card fees	$180,483	$169,246	$11,237	$347,562	$327,193	$20,369
Money transmission services	39,273	31,340	7,933	76,722	60,484	16,238
Outsourced services and other services	16,853	16,256	597	33,855	31,921	1,934
Equipment	3,203	3,025	178	6,303	5,988	315
Total revenues	$239,812	$219,867	$19,945	$464,442	$425,586	$38,856
Merchant card fees
Merchant card fees revenue for the three months ended June 30, 2025 was $180.5 million an increase of $11.2 million or 6.6%, from $169.2 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in merchant bankcard value, total card value, and the transaction count processed by the Company.
Merchant card fees revenue for the six months ended June 30, 2025 was $347.6 million an increase of $20.4 million or 6.2%, from $327.2 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in merchant bankcard value, total card value, and the transaction count processed by the Company.
Money transmission services
Money transmission services for the three months ended June 30, 2025 was $39.3 million, an increase of $7.9 million, or 25.3%, from $31.3 million for the three months ended June 30, 2024. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Money transmission services for the six months ended June 30, 2025 was $76.7 million, an increase of $16.2 million, or 26.8%, from $60.5 million for the six months ended June 30, 2024. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Outsourced services and other services revenue
Outsourced services and other services revenue of $16.9 million for the three months ended June 30, 2025 increased by $0.6 million, or 3.7%, from $16.3 million for the three months ended June 30, 2024, primarily due to growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.
Outsourced services and other services revenue of $33.9 million for the six months ended June 30, 2025 increased by $1.9 million, or 6.1%, from $31.9 million for the six months ended June 30, 2024, primarily due to growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.
Equipment
Equipment revenue of $3.2 million for the three months ended June 30, 2025 increased by $0.2 million, or 5.9% from $3.0 million for the three months ended June 30, 2024. The increase was primarily due to increased sales of point-of-sale equipment.
Equipment revenue of $6.3 million for the six months ended June 30, 2025 increased by $0.3 million, or 5.3% from $6.0 million for the six months ended June 30, 2024. The increase was primarily due to increased sales of point-of-sale equipment.

Operating expenses were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$147,399	$138,118	$9,281	$284,752	$267,416	$17,336
Salary and employee benefits	27,060	22,119	4,941	52,835	44,269	8,566
Depreciation and amortization	14,093	15,244	(1,151)	27,870	30,497	(2,627)
Selling, general and administrative	13,910	11,212	2,698	29,010	22,207	6,803
Total operating expenses	$202,462	$186,693	$15,769	$394,467	$364,389	$30,078
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $147.4 million for the three months ended June 30, 2025 increased by $9.3 million, or 6.7%, from $138.1 million for the three months ended June 30, 2024, primarily due to the corresponding increase in revenues.
Cost of revenue (excludes depreciation and amortization) of $284.8 million for the six months ended June 30, 2025 increased by $17.3 million, or 6.5%, from $267.4 million for the six months ended June 30, 2024, primarily due to the corresponding increase in revenues offset by recovery of certain bad debts.
Salary and employee benefits
Salary and employee benefits expense of $27.1 million for the three months ended June 30, 2025 increased by $4.9 million, or 22.3%, from $22.1 million for the three months ended June 30, 2024, primarily due to merit increases, increased headcount to support overall growth of the Company and from the acquisition of the Letus business, and increased stock based compensation related to long term incentive awards to executives.
Salary and employee benefits expense of $52.8 million for the six months ended June 30, 2025 increased by $8.6 million, or 19.3%, from $44.3 million for the six months ended June 30, 2024, primarily due to merit increases, increased headcount to support overall growth of the Company and from the acquisition of the Letus business, and increased stock based compensation related to long term incentive awards to executives.
Depreciation and amortization expense
Depreciation and amortization expense of $14.1 million for the three months ended June 30, 2025 decreased by $1.2 million, or 7.6%, from $15.2 million for the three months ended June 30, 2024, primarily due to full amortization of certain intangible assets.
Depreciation and amortization expense of $27.9 million for the six months ended June 30, 2025 decreased by $2.6 million, or 8.6%, from $30.5 million for the six months ended June 30, 2024, primarily due to full amortization of certain intangible assets.
Selling, general and administrative
Selling, general and administrative expenses of $13.9 million for the three months ended June 30, 2025 increased by $2.7 million, or 24.1%, from $11.2 million for the three months ended June 30, 2024, primarily due to increase in professional charges related to SOX compliance and increased marketing and software expenses to support overall growth.
Selling, general and administrative expenses of $29.0 million for the six months ended June 30, 2025 increased by $6.8 million, or 30.6%, from $22.2 million for the six months ended June 30, 2024, primarily due to increase in professional charges related to SOX compliance, increased marketing and software expenses to support overall growth, and legal expenses related to the Company's secondary offering of common shares and the Letus business acquisition.

Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Other (expense) income
Interest expense	$(23,054)	$(21,710)	$(1,344)	$(46,230)	$(42,590)	$(3,640)
Debt extinguishment and modification costs	—	(8,623)	8,623	(38)	(8,623)	8,585
Other income, net	1,006	668	338	2,113	1,300	813
Total other expense, net	$(22,048)	$(29,665)	$7,617	$(44,155)	$(49,913)	$5,758
Interest expense
Interest expense of $23.1 million for the three months ended June 30, 2025 increased by $1.3 million, or 6.2%, from $21.7 million for the three months ended June 30, 2024, due to increased outstanding balance of the term loan facility used for the redemption of redeemable senior preferred stock, offset by decrease in interest rates.
Interest expense of $46.2 million for the six months ended June 30, 2025 increased by $3.6 million, or 8.5%, from $42.6 million for the six months ended June 30, 2024, due to increased outstanding balance of the term loan facility used for the redemption of redeemable senior preferred stock, offset by decrease in interest rates.

Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Income before income taxes	$15,302	$3,509	$11,793	$25,820	$11,284	$14,536
Income tax expense	$4,423	$2,515	$1,908	$6,673	$5,097	$1,576
Effective tax rate	28.9%	71.7%		25.8%	45.2%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2025 is 28.9% and includes the income tax provision on pre-tax income and a tax provision related to the establishment of a valuation allowance for deferred income tax on the future portion of the Section 163(j) limitation created by additional 2025 interest expense. The effective tax rate for 2025 changed primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2025 may not be indicative of our effective tax rate for future periods.
On July 4, 2025, the U.S. government enacted legislation know as the One Big Beautiful Bill Act into law. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act (TCJA), including but not limited to, 100% bonus depreciation on eligible property, immediate expensing of domestic research and development costs, and the restoration of an EBITDA based interest expense limitation calculation. We are in the process of evaluating the provisions of the OBBBA, and their impact on the Company's financial statements.

Segment Results
The CODM's review of segment performance and allocation of resources are based on Adjusted EBITDA (a non-GAAP financial measure). Adjusted EBITDA at each segment level includes revenues of the segment, less costs of revenue (excluding depreciation and amortization) and operating expenses that are directly related those revenues. Operating overhead and shared costs are managed centrally and included in corporate segment.
This non-GAAP financial measure helps to illustrate the underlying financial and business trends relating to results of operations of the Company and therefore used as a measure of segment profit or loss for the purposes of evaluation of segment performance and allocation of resources.
SMB Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$163,230	$155,101	$8,129	$314,920	$299,105	$15,815
Adjusted EBITDA	$27,749	$28,597	$(848)	$53,454	$53,620	$(166)
Key Indicators:
Merchant bankcard processing dollar value	$16,150,363	$15,801,626	$348,737	$31,444,496	$30,579,730	$864,766
Merchant bankcard transaction count	205,530	193,841	11,689	391,068	369,069	21,999
Total card processing dollar value	$18,667,898	$18,253,900	$413,998	$36,353,389	$35,352,661	$1,000,728
Revenues
Revenue from our SMB Payments segment was $163.2 million for the three months ended June 30, 2025, compared to $155.1 million for the three months ended June 30, 2024. The increase of $8.1 million, or 5.2%, was primarily driven by an increase in merchant card fee rate, increased card processing dollar value, and transaction count increases. The Company's merchant card fee revenue from the SMB Payments segment ($158.8 million for the three months ended June 30, 2025 and $150.7 million for the three months ended June 30, 2024) as a percentage of total card processing dollar value during the three months ended June 30, 2025 increased to 0.85% from 0.83% as compared to the three months ended June 30, 2024.
Revenue from our SMB Payments segment was $314.9 million for the six months ended June 30, 2025, compared to $299.1 million for the six months ended June 30, 2024. The increase of $15.8 million, or 5.3%, was primarily driven by an increase in merchant card fee rate, increased card processing dollar value, and transaction count increases. The Company's merchant card fee revenue from the SMB Payments segment ($306.3 million for the six months ended June 30, 2025 and $290.5 million for the six months ended June 30, 2024) as a percentage of total card processing dollar value during the six months ended June 30, 2025 increased to 0.84% from 0.82% as compared to the six months ended June 30, 2024.
Adjusted EBITDA
Adjusted EBITDA from our SMB Payments segment was $27.7 million for the three months ended June 30, 2025, compared to $28.6 million for the three months ended June 30, 2024. The decrease of $0.8 million, or 3.0% was primarily driven by an increase in revenue, offset by mix related margin compression and other operating expenses.
Adjusted EBITDA from our SMB Payments segment was $53.5 million for the six months ended June 30, 2025, compared to $53.6 million for the six months ended June 30, 2024. The decrease of $0.2 million, or 0.3% was primarily driven by an increase in revenue, and recovery of certain chargeback losses, offset by mix related margin compression and other operating expenses.

B2B Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$25,033	$21,881	$3,152	$48,951	$43,225	$5,726
Adjusted EBITDA	$3,770	$1,530	$2,240	$7,286	$3,276	$4,010

Key Indicators:
B2B issuing dollar volume	$220,227	$249,454	$(29,227)	$457,517	$477,266	$(19,749)
B2B issuing transaction count	223	242	(19)	434	482	(48)
Revenues
Revenue from our B2B Payments segment was $25.0 million for the three months ended June 30, 2025, compared to $21.9 million for the three months ended June 30, 2024. The increase of $3.2 million, or 14.4% was primarily driven by increases in total card volume processed and certain incentive income offset by decreases in issuing dollar volume and issuing transaction count.
Revenue from our B2B Payments segment was $49.0 million for the six months ended June 30, 2025, compared to $43.2 million for the six months ended June 30, 2024. The increase of $5.7 million, or 13.2% was primarily driven by increases in total card volume processed and certain incentive income offset by decreases in issuing dollar volume and issuing transaction count.
Adjusted EBITDA
Adjusted EBITDA from our B2B Payments segment of $3.8 million for the three months ended June 30, 2025, compared to $1.5 million for the three months ended June 30, 2024.The increase in Adjusted EBITDA of $2.2 million or 146.4% was contributed by $0.9 million in the supplier funded business (driven by incentive income) and $1.3 million in the buyer funded business (driven by increased processing volume).
Adjusted EBITDA from our B2B Payments segment of $7.3 million for the six months ended June 30, 2025, compared to $3.3 million for the six months ended June 30, 2024.The increase in Adjusted EBITDA of $4.0 million or 122.4% was contributed by $1.4 million in the supplier funded business (driven by incentive income) and $2.6 million in the buyer funded business (driven by increased processing volume).
Enterprise Payments

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues	$52,658	$43,670	$8,988	$102,746	$84,660	$18,086
Adjusted EBITDA	$45,558	$37,244	$8,314	$88,001	$71,971	$16,030

Key Indicators:
Average CFTPay billed clients	992,279	762,873	229,406	966,371	733,380	232,991
Average CFTPay new enrollments	57,818	55,416	2,402	56,882	54,484	2,398

Revenues
Revenue from our Enterprise Payments segment was $52.7 million for the three months ended June 30, 2025, compared to $43.7 million for the three months ended June 30, 2024. The increase of $9.0 million, or 20.6%, was primarily driven by an increase in billed clients and new customer enrollments, the addition of new integrated partners, acquisition of the Letus business, and growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.
Revenue from our Enterprise Payments segment was $102.7 million for the six months ended June 30, 2025, compared to $84.7 million for the six months ended June 30, 2024. The increase of $18.1 million, or 21.4%, was primarily driven by an increase in billed clients and new customer enrollments, the addition of new integrated partners, acquisition of the Letus business, and growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.
Adjusted EBITDA
Adjusted EBITDA from our Enterprise Payments segment was $45.6 million for the three months ended June 30, 2025, compared to $37.2 million for the three months ended June 30, 2024. The increase of $8.3 million, or 22.3%, was primarily driven by increases in revenues.
Adjusted EBITDA from our Enterprise Payments segment was $88.0 million for the six months ended June 30, 2025, compared to $72.0 million for the six months ended June 30, 2024. The increase of $16.0 million, or 22.3%, was primarily driven by increases in revenues.

	Three Months Ended June 30, 2025
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$27,749	$3,770	$45,558	$(21,027)	$56,050
Interest expense	—	(790)	(243)	(22,021)	(23,054)
Depreciation and amortization	(6,633)	(1,262)	(4,941)	(1,257)	(14,093)
Selling, general and administrative (non-recurring)	—	—	—	(395)	(395)
Non-cash stock based compensation	5	(84)	(33)	(3,094)	(3,206)
Income (loss) before taxes	$21,121	$1,634	$40,341	$(47,794)	$15,302
Income tax expense					(4,423)
Net income					$10,879

	Three Months Ended June 30, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$28,597	$1,530	$37,244	$(15,820)	$51,551
Interest expense	—	(1,241)	—	(20,469)	(21,710)
Depreciation and amortization	(8,541)	(1,261)	(4,087)	(1,355)	(15,244)
Debt modification and extinguishment expenses	—	—	—	(8,623)	(8,623)
Selling, general and administrative (non-recurring)	—	—	—	(636)	(636)
Non-cash stock based compensation	(4)	(109)	(32)	(1,684)	(1,829)
Income (loss) before taxes	$20,052	$(1,081)	$33,125	$(48,587)	$3,509
Income tax expense					(2,515)
Net income					$994

	Six Months Ended June 30, 2025
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$53,454	$7,286	$88,001	$(41,397)	$107,344
Interest expense	—	(1,796)	(243)	(44,191)	(46,230)
Depreciation and amortization	(13,258)	(2,523)	(9,583)	(2,506)	(27,870)
Debt modification and extinguishment expenses	—	—	—	(38)	(38)
Selling, general and administrative (non-recurring)	—	—	—	(2,594)	(2,594)
Non-cash stock based compensation	1	(168)	(65)	(4,560)	(4,792)
Income (loss) before taxes	$40,197	$2,799	$78,110	$(95,286)	$25,820
Income tax expense					(6,673)
Net income					$19,147

	Six Months Ended June 30, 2024
	SMB Payments	B2B Payments	Enterprise Payments	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$53,620	$3,276	$71,971	$(30,976)	$97,891
Interest expense	—	(2,214)	—	(40,376)	(42,590)
Depreciation and amortization	(17,127)	(2,731)	(8,126)	(2,513)	(30,497)
Debt modification and extinguishment expenses	—	—	—	(8,623)	(8,623)
Selling, general and administrative (non-recurring)	—	—	—	(1,435)	(1,435)
Non-cash stock based compensation	(8)	(227)	(65)	(3,162)	(3,462)
Income (loss) before taxes	$36,485	$(1,896)	$63,780	$(87,085)	$11,284
Income tax expense					(5,097)
Net income					$6,187

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these critical accounting policies and estimates as of June 30, 2025.
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
Our working capital, defined as current assets less current liabilities, was $76.7 million at June 30, 2025 and $23.6 million at June 30, 2024. As of June 30, 2025, we had cash totaling $50.6 million compared to $34.6 million at June 30, 2024. These cash balances do not include restricted cash of $14.2 million and $12.6 million at June 30, 2025 and June 30, 2024, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $4.3 million and $8.4 million at June 30, 2025 and June 30, 2024, respectively. At June 30, 2025, we had availability of approximately $70.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative six month periods.

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$27,080	$42,007
Investing activities	(21,145)	(20,598)
Financing activities	178,091	18,149
Net increase (decrease) in cash and cash equivalents and restricted cash	$184,026	$39,558
Cash Provided by Operating Activities
Net cash provided by operating activities was $27.1 million for the six months ended June 30, 2025 compared to $42.0 million for the six months ended June 30, 2024. The $14.9 million decrease was primarily driven by a decrease in interest expense and changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $21.1 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, investing activities included additions to property, equipment and software of $13.0 million, $1.4 million related to net funding of new loans to ISOs, $4.5 million related to the acquisition of a business and $2.3 million investments in unconsolidated entities. For the six months ended June 30, 2024, net cash used in investing activities included additions to property, equipment and software of $11.7 million, $1.4 million related funding of new loans to ISOs and $7.5 million related to the acquisition of intangible assets and an investment in an unconsolidated entity.

Cash Provided by Financing Activities
Net cash provided by financing activities was $178.1 million for the six months ended June 30, 2025, compared to $18.1 million of cash used in financing activities for the six months ended June 30, 2024. The net cash provided by financing activities for the six months ended June 30, 2025 included changes in the net obligations for funds held on the behalf of customers of $190.9 million and proceeds from the exercise of stock options of $0.3 million offset by $10.0 million of cash used for the unscheduled repayment of the term loan principal, $2.3 million of cash used to purchase shares withheld for taxes and $0.8 million for payments of deferred consideration. The net cash provided by financing activities for the six months ended June 30, 2024 included changes in the net obligations for funds held on the behalf of customers of $40.9 million, and borrowings under the 2024 Credit Agreement net of issue discounts of $830.2 million, offset by $661.9 million of cash used for the repayment of the principal of the 2021 Credit Agreement and debt issuance and modification costs related to the refinancing, $167.8 million related to the redemption of senior preferred stock and accumulated unpaid dividend, $2.1 million for the redemption of redeemable NCI in subsidiary, $16.4 million of cash dividends paid to redeemable senior preferred stockholders, $0.6 million of cash used for shares withheld for taxes and $4.2 million of payments of contingent/deferred consideration.
Long-term Debt
As of June 30, 2025, we had outstanding debt obligations, including the current portion and net of unamortized debt discount of $935.5 million, compared to $945.5 million at December 31, 2024, resulting in a decrease of $10.0 million . The decrease is related to an unscheduled principal payment. The debt balance at June 30, 2025 consisted of $935.5 million outstanding under the term facility offset by $14.3 million of unamortized debt discounts and issuance costs. Minimum amortization of the term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures on May 16, 2031 and the revolving credit facility matures on May 16, 2029.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2024 through December 31, 2025; 2) 6.40:1.00 at each fiscal quarter ended March 31, 2026 and each fiscal quarter thereafter. As of June 30, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2025 because of a material weakness within our internal controls over financial reporting, as described below.

Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to June 30, 2025, management believes that the consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in the Company's internal control over financial reporting during the three and six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	20,348	$6.82	—	690,296
May 1-31, 2025	3,434	$7.26	—	5,690,626
June 1-30, 2025	94,364	$7.96	—	5,690,626
Total	118,146	$7.75	—
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

10.2	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.2 *	Amendment No. 2 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
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
10.28
Amendment No. 2 to the Credit and Guaranty Agreement, dated as of July 31, 2025, by and among Priority Holdings, LLC, as the Borrower Representative, the Credit Parties party thereto, each of the Lenders party thereto, each 2025-1 Converting Lender party thereto, each 2025-1 Incremental Revolving Credit Lender party thereto, each New 2025-1 Refinancing Term Lender party thereto and Truist Bank, as administrative agent and collateral agent, as the Designated 2025 Fronting Lender and as the 2025-1 Incremental Term Lender.

21.1	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

August 7, 2025	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

August 7, 2025	/s/ Timothy M. O'Leary Timothy M. O'Leary Chief Financial Officer (Principal Financial Officer)