Form 10-Q
period 2025-09-30
Priority Technology Holdings, Inc.
filed 2025-11-06
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
OR
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
 Yes  ☐    No  ☒
 As of October 31, 2025, the number of the registrant's Common Stock outstanding was 81,871,568.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
AP	Accounts payable
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
ASU	Accounting Standards Update
B2B	Business-to-business
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
Finxera	Finxera Holdings, Inc.
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
LIBOR	London Interbank Offered Rate
MTL	Money Transmission Licenses
NCI	Non-controlling interests in consolidated subsidiaries
PHOT	Priority Hospitality Technology, LLC
Plastiq	Acquisition of assets of Plastiq, Inc. and certain of its affiliates
Residual Finance credit facility	Credit Agreement with VP Capital, L.P.
2024 Revolving credit facility	$100.0 million line issued under the 2024 Credit Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes–Oxley Act of 2002
SMB	Small to medium-sized businesses
Term facility	Term loan facility issued under the 2024 Credit Agreement
Wholesale Payments	Wholesale Payments, Inc.

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56,978	$58,600
Restricted cash	12,984	11,090
Accounts receivable, net of allowances of $5,637 and $3,045, respectively	92,437	67,969
Prepaid expenses and other current assets	35,042	22,990
Current portion of notes receivable, net of allowance of $0 and $0, respectively	1,742	3,638
Settlement assets	1,187,417	940,798
Total current assets	1,386,600	1,105,085
Notes receivable, less current portion	11,875	4,919
Property, equipment and software, net	59,306	52,477
Goodwill	382,388	376,091
Intangible assets, net	302,435	240,874
Deferred income taxes, net	50,428	24,697
Other noncurrent assets	24,100	22,717
Total assets	$2,217,132	$1,826,860
Liabilities, Stockholders' Deficit and NCI
Current liabilities:
Accounts payable and accrued expenses	$65,731	$62,149
Accrued residual commissions	38,678	37,560
Customer deposits and advance payments	2,150	2,246
Current portion of long-term debt	10,000	9,503
Settlement obligations	1,188,071	940,213
Total current liabilities	1,304,630	1,051,671
Long-term debt, net of current portion, discounts and debt issuance costs	997,549	920,888
Other noncurrent liabilities	23,467	19,326
Total liabilities	2,325,646	1,991,885
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 86,531,692 and 81,866,711 shares issued at September 30, 2025 and December 31, 2024, respectively; and 81,821,303 and 77,479,908 shares outstanding at September 30, 2025 and December 31, 2024, respectively	82	77
Treasury stock at cost, 4,710,389 and 4,386,803 shares at September 30, 2025 and December 31, 2024, respectively	(22,613)	(19,607)
Additional paid-in capital	12,827	—
Accumulated other comprehensive loss	(195)	(176)
Accumulated deficit	(100,399)	(147,134)
Total stockholders' deficit attributable to stockholders of Priority	(110,298)	(166,840)
Non-controlling interests in consolidated subsidiaries	1,784	1,815
Total stockholders' deficit	(108,514)	(165,025)
Total liabilities, stockholders' deficit and NCI	$2,217,132	$1,826,860

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$241,439	$227,049	$705,881	$652,635
Operating expenses
Cost of revenue (excludes depreciation and amortization)	146,681	141,070	431,433	408,486
Salary and employee benefits	26,140	21,748	78,975	66,017
Depreciation and amortization	15,122	13,733	42,992	44,230
Selling, general and administrative	15,724	12,413	44,734	34,620
Total operating expenses	203,667	188,964	598,134	553,353
Operating income	37,772	38,085	107,747	99,282
Other (expense) income
Interest expense	(22,463)	(23,246)	(68,693)	(65,836)
Debt extinguishment and modification costs	(12,476)	(43)	(12,514)	(8,666)
Other income, net	4,554	711	6,667	2,011
Total other expense, net	(30,385)	(22,578)	(74,540)	(72,491)
Income before income taxes	7,387	15,507	33,207	26,791
Income tax (benefit) expense	(20,201)	4,899	(13,528)	9,996
Net income	27,588	10,608	46,735	16,795
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	—	(5,121)	—	(36,348)
Less: Return on redeemable NCI	—	—	—	(639)
Net income (loss) attributable to common stockholders	27,588	5,487	46,735	(20,192)
Other comprehensive income (loss)
Foreign currency translation adjustments	(279)	(28)	(19)	(37)
Comprehensive income (loss)	$27,309	$5,459	$46,716	$(20,229)

Earnings (loss) per common share:
Basic	$0.34	$0.07	$0.59	$(0.26)
Diluted	$0.34	$0.07	$0.58	$(0.26)

Weighted-average common shares outstanding:
Basic	80,325	77,973	79,366	77,910
Diluted	81,116	80,095	80,383	77,910

See Notes to Unaudited Consolidated Financial Statement

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	1,499	—	—	1,499	—	1,499
Vesting of stock awards and ESPP purchases	534	1	—	—	62	—	—	63	—	63
Shares withheld for taxes	(122)	—	122	(1,470)	—	—	—	(1,470)	—	(1,470)
Exercise of stock options	16	—	—	—	110	—	—	110	—	110
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	43	—	43	—	43
Net income	—	—	—	—	—	—	8,268	8,268	—	8,268
March 31, 2025	79,712	$80	4,508	$(21,077)	$1,669	$(133)	$(138,866)	$(158,327)	$1,902	$(156,425)
Equity-classified stock-based compensation	—	—	—	—	1,625	—	—	1,625	—	1,625
Vesting of stock awards and ESPP purchases	270	—	—	—	111	—	—	111	—	111
Shares withheld for taxes	(118)	—	118	(844)	—	—	—	(844)	—	(844)
Exercise of stock options	34	—	—	—	224	—	—	224	—	224
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	79	79
Foreign currency translation adjustment	—	—	—	—	—	217	—	217	—	217
Net income	—	—	—	—	—	—	10,879	10,879	—	10,879
June 30, 2025	79,898	$80	4,626	$(21,921)	$3,629	$84	$(127,987)	$(146,115)	$1,981	$(144,134)
Equity-classified stock-based compensation	—	—	—	—	1,227	—	—	1,227	—	1,227
Vesting of stock awards and ESPP purchases	231	—	—	—	103	—	—	103	—	103
Shares withheld for taxes	(84)	—	84	(692)	—	—	—	(692)	—	(692)
Shares issued as part of Boom asset purchase	1,766	2	—	—	13,459	—	—	13,461	—	13,461
Exercise of stock options	10	—	—	—	79	—	—	79	—	79
Plastiq NCI repurchase	—	—	—	—	(5,670)	—	—	(5,670)	(330)	(6,000)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	133	133
Foreign currency translation adjustment	—	—	—	—	—	(279)	—	(279)	—	(279)
Net income	—	—	—	—	—	—	27,588	27,588	—	27,588
September 30, 2025	81,821	$82	4,710	$(22,613)	$12,827	$(195)	$(100,399)	$(110,298)	$1,784	$(108,514)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	1,540	—	—	1,540	—	1,540
Vesting of stock awards and ESPP purchases	429	—	—	—	49	—	—	49	—	49
Shares withheld for taxes	(123)	—	123	(421)	—	—	—	(421)	—	(421)
Exchange for PHOT redeemable NCI	(1,428)	(1)	1,428	(5,255)	(581)	—	—	(5,837)	—	(5,837)
Dividends on redeemable senior preferred stock	—	—	—	—	(11,821)	—	—	(11,821)	—	(11,821)
Accretion of redeemable senior preferred stock	—	—	—	—	(841)	—	—	(841)	—	(841)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	93	93
Foreign currency translation adjustment	—	—	—	—	—	(13)	—	(13)	—	(13)
Reclassification of negative additional paid in capital	—	—	—	—	11,654	—	(11,654)	—	—	—
Net income	—	—	—	—	—	—	5,193	5,193	—	5,193
March 31, 2024	75,835	$76	4,183	$(18,491)	$—	$(42)	$(141,412)	$(159,869)	$1,747	$(158,122)
Equity-classified stock-based compensation	—	—	—	—	1,744	—	—	1,744	—	1,744
Vesting of stock awards and ESPP purchases	190	—	—	—	60	—	—	60	—	60
Shares withheld for taxes	(57)	—	57	(182)	—	—	—	(182)	—	(182)
Redemption of PHOT redeemable NCI	—	—	—	—	3,765	—	—	3,765	—	3,765
Return on PHOT redeemable NCI	—	—	—	—	(58)	—	—	(58)		(58)
Dividends on redeemable senior preferred stock	—	—	—	—	(8,426)	—	—	(8,426)	—	(8,426)
Accretion of redeemable senior preferred stock	—	—	—	—	(10,139)	—	—	(10,139)	—	(10,139)
Issuance of profit interests/ common equity in subsidiaries	—	—	—	—	—	—	—	—	85	85
Foreign currency translation adjustment	—	—	—	—	—	4	—	4	—	4
Reclassification of negative additional paid-in capital	—	—	—	—	13,054	—	(13,054)	—	—	—
Net income	—	—	—	—	—	—	994	994	—	994
June 30, 2024	75,968	$76	4,240	$(18,673)	$—	$(38)	$(153,472)	$(172,107)	$1,832	$(170,275)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
June 30, 2024	75,968	$76	4,240	$(18,673)	$—	$(38)	$(153,472)	$(172,107)	$1,832	$(170,275)
Equity-classified stock-based compensation	—	—	—	—	1,358	—	—	1,358	—	1,358
Vesting of stock awards and ESPP purchases	419	—	—	—	56	—	—	56	—	56
Shares withheld for taxes	(108)	—	108	(605)	—	—	—	(605)	—	(605)
PHOT share issuance	813	1	—	—	—	—	—	1	—	1
Dividends on redeemable senior preferred stock	—	—	—	—	(4,786)	—	—	(4,786)	—	(4,786)
Accretion of redeemable senior preferred stock	—	—	—	—	(335)	—	—	(335)	—	(335)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	58	58
Foreign currency translation adjustment	—	—	—	—	—	(28)	—	(28)	—	(28)
Reclassification of negative additional paid-in capital	—	—	—	—	3,707	—	(3,707)	—	—	—
Net loss	—	—	—	—	—	—	10,608	10,608	—	10,608
September 30, 2024	77,092	77	4,348	(19,278)	—	(66)	(146,571)	(165,838)	1,890	(163,948)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$46,735	$16,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	42,992	44,230
Stock-based compensation	7,119	4,878
Amortization of debt issuance costs and discounts	1,329	2,250
Debt extinguishment and modification costs	12,514	8,666
Deferred income tax	(16,090)	(2,944)
Change in deferred consideration	2,449	3,280
Bargain purchase gain	(3,506)	—
Other non-cash items, net	(130)	(37)
Change in operating assets and liabilities:
Accounts receivable	(22,995)	(15,712)
Prepaid expenses and other current assets	(2,054)	(2,808)
Income taxes (receivable) payable	(7,669)	(3,000)
Notes receivable	—	(883)
Accounts payable and accrued expenses	1,498	12,864
Accrued residuals commissions	1,118	—
Customer deposits and advance payments	(142)	271
Other noncurrent assets and liabilities, net	(7)	(5,998)
Net cash provided by operating activities	63,161	61,852
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(77,369)	—
Additions to property, equipment and software	(18,952)	(17,044)
Notes receivable, net	(5,060)	(216)
Acquisitions of assets and other investing activities	(50,517)	(7,474)
Net cash used in investing activities	(151,898)	(24,734)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	1,019,714	830,200
Debt issuance and modification costs paid	(4,725)	(6,901)
Repayments of long-term debt	(945,537)	(656,460)
Redemption of PHOT redeemable NCI	—	(2,130)
Repurchases of shares withheld for taxes	(3,006)	(1,208)
Redemption of senior preferred stock	—	(136,936)
Redemption of accumulated unpaid dividend on redeemable senior preferred stock	—	(30,819)
Dividends paid to redeemable senior preferred stockholders	—	(22,099)
Proceeds from exercise of stock options	413	—
Settlement obligations, net	247,531	116,065
Payment of deferred/contingent consideration related to business combination	(19,756)	(4,996)
NCI repurchase	(6,000)	—
Net cash provided by financing activities	288,634	84,716
Net change in cash and cash equivalents and restricted cash:

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Net increase in cash and cash equivalents, and restricted cash	199,897	121,834
Cash and cash equivalents and restricted cash at beginning of period	993,864	796,223
Cash and cash equivalents and restricted cash at end of period	$1,193,761	$918,057

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$56,978	$41,072
Restricted cash	12,984	13,398
Cash and cash equivalents included in settlement assets (restricted in nature) (see Note 4)	1,123,799	863,587
Total cash and cash equivalents, and restricted cash	$1,193,761	$918,057

Supplemental cash flow information:
Cash paid for interest	$64,478	$53,406
Non-cash investing and financing activities:
Acquisition of intangible asset	$—	$(5,751)
Measurement period adjustment to purchase price	$—	$12
Cash portion of dividend payable for redeemable senior preferred stock(1)	$—	$236
Common stock issued for Boom Commerce asset purchase	$13,461	$—
Foreign currency adjustment to goodwill and intangibles	$(321)	$—
Deferred/contingent consideration	$8,824	$—
See Notes to Unaudited Consolidated Statements

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. is a holding company with no material operations of its own. Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is the payments and banking solution that enables businesses to collect, store, lend and send funds through a unified commerce engine. Our platform combines payables, merchant solutions, and treasury solutions so leaders can streamline financial operations efficiently — and our innovative industry experts help businesses navigate and build momentum on the path to growth. With the Priority Commerce Engine, leaders can accelerate cash flow, optimize working capital, reduce unnecessary costs, and unlock new revenue opportunities.
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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of September 30, 2025, there was no income attributable to NCI in accordance with the applicable operating agreements.
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
Segment Renaming
The Company renamed it's segments to align with the services offered. SMB Payments was renamed to Merchant Solutions, B2B Payments was renamed to Payables and Enterprise Payments was renamed to Treasury Solutions. There was no other change to the segments, see further information at Note 15. Segment Information.
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
Allowance for Expected Losses
A reconciliation of the beginning and ending amount of allowance for expected losses is as follows:

(in thousands)	Accounts Receivables	Settlement assets
Balance at January 1, 2025	$(3,045)	$(7,936)
Charge-offs (recoveries), net	758	4,969
Provision	(1,841)	(7,937)
Reclassification	(1,509)	1,509
Balance at September 30, 2025	$(5,637)	$(9,395)
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
Accounting for Internal-Use Software ASU 2025-06
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) ("ASU 2025-06") for targeted improvements to the accounting for internal-use software. The amendments updates guidance to consider different methods of software development, updating the requirements for capitalization of software costs. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
2.    Acquisitions
Payslate
On January 21, 2025, Priority’s wholly owned subsidiary, Priority Canada Acquisition Company, Inc. (the "acquiring entity"), acquired 100% of the equity interest in Payslate Inc. (Canada), and its subsidiary Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "Letus business"). The Letus business is engaged in processing of rent payments for property management companies in the United States and Canada. The acquisition will provide synergy opportunities to the Company's Treasury Solutions rent payment business and expand Priority's services in Canada. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $9.0 million, consisting of $4.6 million in cash consideration funded by the Company’s cash flows, deferred consideration of $4.3 million and contingent consideration of $0.1 million.
The deferred consideration of $4.3 million was recorded at the fair value on the acquisition date. The deferred consideration will be paid monthly equal to 40% of gross profit under the agreement and total payments will not exceed $6.5 million. Any amount remaining but unpaid will be paid in full by January 21, 2030. The Company will accrete interest expense on the deferred consideration throughout the period, which was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, total deferred consideration was $4.5 million, $0.7 million included in accounts payable and accrued expenses and $3.8 million included in noncurrent liabilities on the Unaudited Consolidated Balance Sheets.
Results for the Letus business since the acquisition are included within the Treasury Solutions segment, which includes $0.2 million and $0.6 million in revenue and a net loss of $0.2 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.

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
Sila
On August 26, 2025, Priority's wholly owned subsidiary, Priority Tech Ventures, LLC (the "acquiring entity"), through it's merger subsidiary, acquired total outstanding shares including all voting interests in Sila Inc. ("the "Sila business" or "Sila"). Sila is a payment platform that enables ACH transfers, instant settlement, digital wallets and built-in compliance through a simple application programming interface. Technology acquired in this transaction will supplement Priority's current treasury solutions. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 Business Combinations. The total purchase price was $7.9 million, consisting of $3.6 million in cash consideration funded by the Company's cash flows, and contingent consideration of $4.3 million for contractual earn-outs and additional contingent consideration of $0.1 million. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met and additional contingent considerations will be paid based on utilization of the seller's carryforward tax losses.
The contingent consideration for the contractual earn-outs was recorded at the fair value of $4.3 million on the acquisition date. The contingent consideration will be paid quarterly subject to terms and conditions noted within the agreement over a period of seven years and total payments will not exceed $17.0 million. As of September 30, 2025, total contingent consideration of

$4.4 million is recorded in noncurrent liabilities on the Unaudited Consolidated Balance Sheets.
Results for the Sila business since the acquisition are included within the Treasury Solutions segment, which includes $0.1 million in revenue and a net loss of $0.3 million for the three and nine months ended September 30, 2025.
The preliminary purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash(1)	$3,555
Contingent consideration (2)	4,438
Less: cash acquired	(100)
Total purchase consideration, net of cash acquired	$7,893

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$84
Prepaid expenses	309
Other noncurrent assets	9,641
Intangible assets:
Trademarks	824
Technology	991
Accounts payable and accrued expenses	(404)
Customer deposits	(46)
Fair value of net assets acquired	$11,399

Estimated bargain purchase gain	$3,506
(1)Cash at closing net of adjustments from estimated net working capital and closing cash.
(2)The fair value of the contingent consideration was determined utilizing a Monte Carlo simulation. The payments were calculated based on the path for the simulated metrics and the contractual terms of the contingent consideration payments and were discounted to present value at a rate reflecting a risk associated with the payoffs. The fair value was estimated to be the average present value of the contingent consideration payments over all iterations of the simulation.The contingent consideration represents the fair value of the contractual earn-outs and the share of net operating loss carryforwards owed to the seller in the future.
The fair value of acquired assets and assumed liabilities exceeded the consideration paid, resulting in a bargain purchase gain. The Company reviewed its acquisition accounting methods, confirmed all assets and liabilities were properly identified, and ensured measurements reflected all consideration as of the closing date. The gain was primarily due to recognizing a deferred tax asset recorded in accordance with ASC 740 related to Sila's historical net operating losses. The bargain purchase gain is recorded in other income, net, in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.
The Company incurred $0.2 million in acquisition legal expenses for the acquisition, which were recorded in selling, general and administrative expenses in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.
Other Acquisitions
Boom Commerce
On August 18, 2025, Priority Boom, LLC, a subsidiary of Priority, completed its acquisition of certain residual portfolio rights for a purchase price of $73.5 million in cash, $13.5 million in Common shares of Priority and earn-out payments not to exceed $17.0 million based on meeting certain thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business; therefore, it was accounted for as an asset purchase under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As an asset purchase, additional purchase price (in the form of earn-outs) is accounted for when payment to the seller becomes payable and is added to the carrying value of the asset.
3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue Type:
Merchant card fees	$178,518	$171,814	$526,080	$499,007
Money transmission services	40,991	33,868	117,713	94,352
Outsourced services and other services(2)	18,288	18,063	52,143	49,984
Equipment	3,642	3,304	9,945	9,292
Total revenues(1)	$241,439	$227,049	$705,881	$652,635
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $15.8 million and $42.5 million of interest income on customer funds for the three and nine months ended September 30, 2025, respectively, and $13.8 million and $38.8 million for the three and nine months ended September 30, 2024, respectively, is included in outsourced services and other services revenue in the table above. Approximately $1.1 million and $3.2 million of interest income on corporate funds for the three and nine months ended September 30, 2025 and $0.6 million and $1.8 million for the three and nine months ended September 30, 2024, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended September 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$157,197	$—	$1,035	$3,642	$161,874
Payables	21,380	—	3,782	—	25,162
Treasury Solutions	908	40,991	13,785	—	55,684
Eliminations	(967)	—	(314)	—	(1,281)
Total revenues	$178,518	$40,991	$18,288	$3,642	$241,439

	Nine Months Ended September 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$463,503	$—	$3,346	$9,945	$476,794
Payables	62,637	—	11,476	—	74,113
Treasury Solutions	2,484	117,713	38,233	—	158,430
Eliminations	(2,544)	—	(912)	—	(3,456)
Total revenues	$526,080	$117,713	$52,143	$9,945	$705,881

	Three Months Ended September 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$153,061	$—	$2,405	$3,304	$158,770
Payables	18,924	—	3,219	—	22,143
Treasury Solutions	521	33,868	12,710	—	47,099
Eliminations	(692)	—	(271)	—	(963)
Total revenues	$171,814	$33,868	$18,063	$3,304	$227,049

	Nine Months Ended September 30, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$443,557	$—	$5,026	$9,292	$457,875
Payables	55,895	—	9,473	—	65,368
Treasury Solutions	1,325	94,352	36,081	—	131,758
Eliminations	(1,770)	—	(596)	—	(2,366)
Total revenues	$499,007	$94,352	$49,984	$9,292	$652,635
Deferred revenues were not material for the three and nine months ended September 30, 2025 and 2024.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Unaudited Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.3 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Net contract assets were $0.3 million for the period ended September 30, 2025 and were not material for the period ended December 31, 2024.
Impairment losses recognized on contract assets arising from the Company's contracts with customers were not material for the three and nine months ended September 30, 2025 and 2024.
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

Card settlements due from merchants, net
The merchant solution services of the Company include settlement of funds for sales and credits between card issuers, card networks and merchants. The standards of the card networks require possession of funds during the settlement process by a member bank which controls the clearing transactions. Since settlement funds are required to be in the possession of a member bank until merchants are funded, these funds are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets.

Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Exception items that the Company has deemed uncollectible are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Expenses for merchant losses net of recoveries for the three and nine months ended September 30, 2025 were $0.9 million and $2.8 million, respectively. Expenses for merchant losses, net of recoveries for the three and nine months ended September 30, 2024, were $0.7 million and $1.6 million respectively.

Card settlements due from networks and Dues to Customers’ Payees
As part of the Payables service offering:

•Priority accepts card payments for its customers and processes disbursements to their vendors (customers’ payees). The time lag between authorization and settlement of card transactions creates certain receivables (from card networks) and payables (to the vendors of customers). These receivables and payables arise from the settlement activities that the Company performs on behalf of its customers and therefore, are presented as settlement assets and related obligations.

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

MTL Customer cash and cash equivalents (restricted in nature), short-term investments and MTL Customer account obligations
The Company provides treasury solutions to its customers through its money transmission licenses in 46 states and 3 territories of the United States and through agency relationships with banks in the remaining states. These services include the acceptance and disbursement of funds. While waiting for disbursement, these funds are held in bank accounts maintained by the Company on behalf of its customers. Per the money transmission regulations, the Company is allowed to invest available balances in these accounts in certain permitted investments, and returns on such investments contribute to the Company's net cash inflows. As such, the Company recognized these balances and related obligations on its balance sheet. Considering these balances are payable on demand and are related to settlement activities, they are presented as settlement assets (as part of the current assets) and the related obligations as settlement obligations (as part of the current liabilities) in the Company's Unaudited Consolidated Balance Sheets. The nature of these MTL Customer cash and cash equivalent are restricted in nature and therefore these balances are presented as restricted cash on the Company's Unaudited Consolidated Statement of Cash Flows. The MTL Short-term investments are included within acquisitions of assets and other investing activities on the Company's Unaudited Consolidated Statement of Cash Flows.

The Company's consolidated settlement assets and obligations were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants, net(1)(2)	$1,617	$2,587
Card settlements due from networks	15,334	12,307
Other settlement assets	—	1,730
Subtotal	16,951	16,624
MTL Customer cash and cash equivalents (restricted in nature)(3)	1,123,799	924,174
MTL Short-term investments	46,667	—
Total settlement assets	$1,187,417	$940,798

Settlement Obligations:
MTL Customer account obligations	$1,143,624	$897,497
Subscriber account obligations	25,879	26,677
Total customer/subscriber account obligations	1,169,503	924,174
Due to customers' payees(4)(5)	18,568	16,039
Total settlement obligations	$1,188,071	$940,213
(1)Allowance for estimated losses were $9.4 million and $7.9 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Excludes merchant funds held at member banks of $109.7 million and $106.2 million on September 30, 2025 and December 31, 2024, respectively.
(3)Excludes funds held under agency arrangement with member banks (in states where the Company does not have a money transmitter license), balances remain under the control of the member banks (therefore not the assets or obligation of the Company). Agency owned accounts held $57.0 million and $22.6 million at September 30, 2025 and December 31, 2024, respectively.
(4)Includes $15.3 million and $12.3 million as of September 30, 2025 and December 31, 2024, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.
(5)Excludes amounts due to customer payees that are held in bank-owned FBO accounts which are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $198.2 million and $64.8 million at September 30, 2025 and December 31, 2024, respectively.
5.     Notes Receivable
The Company had notes receivable of $13.6 million and $8.6 million as of September 30, 2025 and December 31, 2024, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 13.8% and 16.9% as of September 30, 2025 and December 31, 2024, respectively. The notes are receivables from ISOs, which are made with a term of 1-5 years. Under the terms of the agreements, the Company will hold back residual payments due to the ISOs and apply such residuals against future payment due to the Company. As of September 30, 2025 and December 31, 2024, there were no allowance for expected losses on notes receivable.
The following table provides a reconciliation for activity within the notes receivable as of September 30, 2025:

(in thousands)
Balance at January 1, 2025	$8,557
Principal payments	(508)
Advances during the period	655
Balance at March 31, 2025	$8,704
Principal payments	(1,290)
Advances during the period	2,573
Balance at June 30, 2025	$9,987
Principal payments	(1,925)
Advances during the period	5,555
Balance at September 30, 2025	$13,617
As of September 30, 2025, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending September 30,
2026	$1,742
2027	1,764
2028	2,000
2029	1,977
After 2029	6,134
Total	$13,617
6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	September 30, 2025	December 31, 2024
Computer software	$120,559	$104,683
Equipment	15,208	11,571
Leasehold improvements	2,614	2,718
Furniture and fixtures	888	1,365
Property, equipment and software	139,269	120,337
Less: Accumulated depreciation	(81,661)	(70,258)
Capital work in-progress	1,698	2,398
Property, equipment and software, net	$59,306	$52,477

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation expense	$4,186	$3,523	$12,123	$10,122
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.

Fully depreciated assets are retained in property, equipment and software, net, until removed from service. Certain fully depreciated assets were removed from service during the three and nine months ended September 30, 2025 and 2024.
7.    Goodwill and Other Intangible Assets
Goodwill
The Company's goodwill relates to the following segments:

(in thousands)	September 30, 2025	December 31, 2024
Merchant Solutions	$124,139	$124,139
Treasury Solutions	251,009	244,712
Payables	7,240	7,240
Total	$382,388	$376,091
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2024	$376,091
Letus business combination	6,070
Foreign currency translation adjustment	227
Balance at September 30, 2025	$382,388
As of September 30, 2025, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Other Intangible Assets
Other intangible assets consisted of the following:

	September 30, 2025			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$222,815	$(59,478)	$163,337	13.8
Residual buyouts	143,937	(114,490)	29,447	6.2
Customer relationships	120,792	(97,184)	23,608	8.5
Merchant portfolios	115,229	(68,443)	46,786	6.1
Technology	60,362	(31,278)	29,084	8.5
Trade names	11,800	(3,727)	8,073	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$680,425	$(377,990)	$302,435	9.4
(1)These assets have an indefinite useful life.

	December 31, 2024			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO and referral partner relationships	$182,339	$(49,501)	$132,838	14.6
Residual buyouts	143,862	(104,766)	39,096	6.2
Customer relationships	109,017	(95,320)	13,697	8.4
Merchant portfolios	83,350	(65,285)	18,065	6.5
Technology	58,639	(27,473)	31,166	8.7
Trade names	7,104	(3,192)	3,912	10.6
Non-compete agreements	3,390	(3,390)	—	0.0
Money transmission licenses(1)	2,100	—	2,100
Total	$589,801	$(348,927)	$240,874	9.5
(1)These assets have an indefinite useful life.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense(1)	$10,936	$10,210	$30,869	$34,108
(1)Included in amortization expense is $0.6 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, related to the amortization of certain contract acquisition costs.
As of September 30, 2025, there were no impairment indicators present.
8.    Debt Obligations
Outstanding debt obligations consisted of the following:

	September 30, 2025	December 31, 2024
2024 Credit Agreement
Term facility - matures July 31, 2032, interest rate of 7.91% and 9.11% at September 30, 2025 and December 31, 2024, respectively	$1,000,000	$945,537
Revolving credit facility - $100.0 million line matures July 31, 2030, interest rate of 7.66% and 8.61% at September 30, 2025 and December 31, 2024, respectively	—	—
Residual Finance Credit Facility
Term facility - matures August 18, 2031, interest rate of 10.39% at September 30, 2025	23,909	—
Total debt obligations	1,023,909	945,537
Less: current portion of long-term debt	(10,000)	(9,503)
Less: unamortized debt discounts and deferred financing costs	(16,360)	(15,146)
Long-term debt, net	$997,549	$920,888

Second Amendment to the 2024 Credit Agreement
On July 31, 2025, the Company amended the 2024 Credit Agreement to incorporate the following:
•Term facility: The amendment increased the principal balance from $935.5 million to $1.0 billion, increased quarterly principal payments from $2.4 million to $2.5 million, extended the maturity date from May 2031 to July 2032 and decreased the margin rate from 4.75% to 3.75%.
•Revolving credit facility: The amendment increased the credit commitment from $70.0 million to $100.0 million, extended the maturity date from May 2029 to July 2030 and decreased the margin rate from 4.25% to 3.50%.
Proceeds from the increase in the term facility was primarily used for the acquisitions in Note 2. Acquisitions. In accordance with ASC 470, the Company determined on a creditor-by-creditor basis that the amendment was both a debt extinguishment and modification. The Company expensed $2.3 million of previously unamortized fees and $4.1 million of debt issuance costs related to the refinancing which is reported in debt extinguishment and modification on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). Also reported in debt extinguishment and modification on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) is the acceleration and payout of $6.9 million of deferred consideration for Plastiq (see Note 13. Commitments and Contingencies) and the $0.8 million gain on the extinguishment of a loan.
Residual Finance Credit Facility
On August 18, 2025, a wholly owned subsidiary of the Company not restricted by the 2024 Credit Agreement entered into an agreement ("Residual Finance Credit Facility") which provides a delayed draw term loan facility with a total commitment of $50.0 million of which the Company has drawn $23.9 million. The agreement also provides an accordion feature to increase the commitment by an aggregate amount not to exceed $75.0 million such that the total commitment may equal, but not exceed, $125.0 million. The purpose of this credit facility is to fund certain residual purchases and loans to ISOs and ISVs.
Outstanding borrowings under the Residual Finance Credit Facility accrue interest using a SOFR rate plus an applicable margin per year, equal to 6.25%, subject to a SOFR rate floor of 2.0% per year. Unused commitments are subject to a unused commitment fee on any undrawn amount equal to 1.0% per year of the unused portion.
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest expense(1),(2)	$22,463	$23,246	$68,693	$65,836
(1)Included in interest expense is $0.4 million and $2.5 million related to the accretion of deferred consideration from acquisitions for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2024, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $2.3 million for the three and nine months ended September 30, 2024, respectively.

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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2025 through March 31, 2026; 2) 6.40:1.00 at each fiscal quarter ended June 30, 2026 and each fiscal quarter thereafter. As of September 30, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
The Residual Finance Credit Facility contains customary representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Loan Parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, and enter into certain transactions (including with affiliates).
The Residual Finance Credit Facility requires the Company to comply with certain restrictions including minimum liquidity of $2.0 million, minimum tangible net worth of $5.0 million, maximum default ratio of 2.5%, maximum delinquency ratio of 5.0%, and a minimum excess spread ratio of 1.00 to 1.00. As of September 30, 2025, the Company was in compliance with the restrictions in the agreement.
9.    Income Taxes
The Company's consolidated effective income tax rate for the three and nine months ended September 30, 2025 was (273.5)% and (40.7)%, respectively, compared to a consolidated effective income tax rate of 31.6% and 37.3% for the three and nine months ended September 30, 2024, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to a decrease in the valuation allowance against certain business interest carry over deferred tax assets.
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
Based on management's assessment, as of September 30, 2025, the Company continues to record a full valuation allowance against certain transaction costs, and net deferred tax assets acquired as part of the Payslate acquisition. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
On July 4, 2025, the U.S. government enacted legislation known as the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act ("TCJA"), including but not limited to, 100% bonus depreciation on eligible property, immediate expensing of domestic research and development costs, and the restoration of an EBITDA based interest expense limitation calculation. As a result of the OBBBA interest expense limitation provision changes, the Company has released its valuation allowance against its interest limitation deferred tax assets.

10.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025 and December 31, 2024, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company has purchased 1,309,374 shares for $5.8 million under this plan. On May 5, 2025, the Company's Board of Directors amended the program to increase the authorization to 5,000,000 shares of it's outstanding common stock for a total of $40.0 million. As of September 30, 2025, there have been no shares repurchased under this amended plan.
11.    Stock-based Compensation
Stock-based compensation expense, which is included in salary and employee benefits within the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense	$1,200	$1,345	$4,281	$4,603
Incentive units compensation expense	133	58	299	236
Liability-classified compensation expense	967	—	2,469	—
ESPP compensation expense	27	13	70	39
Total	$2,327	$1,416	$7,119	$4,878
Income tax benefit for stock-based compensation was $0.2 million and $1.0 million respectively, for the three and nine months ended September 30, 2025 and was immaterial for the three and nine months ended September 30, 2024. No stock-based compensation has been capitalized in any period presented. Awards granted during the three and nine months ended September 30, 2025 and September 30, 2024, were not material.
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
As of September 30, 2025, the Company had 3,123,543 shares available for issuance under the 2018 Plan.
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
As of September 30, 2025, the Company had 203,702 shares available for issuance under the 2021 Stock Purchase Plan.
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
On May 30, 2024, the Company approved the redemption of certain preferred units of PHOT either in cash or in exchange for shares of its common stock. The redemption value of these preferred units was $5.9 million and exchange ratio was established based on the 30 days volume weighted average close price adjusted for market illiquidity. During 2024, preferred units held by the CEO were redeemed for $2.1 million in cash and those held by the Chief Operating Officer were redeemed by issuance of 404,013 shares of the Company's common stock valued at $1.5 million. There was no subsequent activity for the three and nine months ended September 30, 2025 and September 30, 2024.
13.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements. Based on existing contracts in place, the Company is committed to pay minimum processing fees under these agreements of approximately $15.4 million in 2025 and $23.0 million in 2026.
Other Commitments
As of September 30, 2025 and December 31, 2024, the Company had a capital contribution commitment of $4.4 million and $12.6 million respectively, to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.

Deferred/Contingent Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's deferred and contingent consideration liabilities related to completed acquisitions:

(in thousands)	Deferred/Contingent Consideration Liabilities
December 31, 2024	$10,685
Addition of deferred consideration (Related to acquisition, see Note 2)	4,282
Addition of contingent consideration (Related to acquisition, see Note 2)	4,542
Accretion of deferred consideration	2,449
Additions due to acceleration of timing of deferred consideration payments	6,894
Payment of deferred consideration	(19,756)
September 30, 2025	$9,096
On July 31, 2025, the Company accelerated remaining payments of $18.9 million of the deferred considerations related to the Plastiq acquisition. The acceleration of these payments resulted in $6.9 million of debt extinguishment and modification costs, net, in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The Company is a party in a case filed on October 11, 2023 in the United States District Court of Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale as an agent of Priority, PPS and Wells Fargo made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. During the quarter ended June 30, 2025, the court granted final approval of the settlement agreement wherein the defendants agree to pay $19.5 million to settle this litigation on a class basis. There was no contribution from the Company towards this settlement agreement.
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
As of September 30, 2025, the Company's customer account balances of $1.2 billion are maintained in accounts with certain FIs which are eligible to pass-through insurance subject to FDIC rules and regulations (refer to Note 4. Settlement Assets and Obligations). A majority of the Company's cash, restricted cash and off-balance sheet settlement funds are held in certain FIs, substantially all of which is in excess of FDIC limits. The Company does not believe it is exposed to any significant credit risk from these transactions.
14.    Fair Value
Fair Value Disclosures
The Company's contingent considerations were derived from business combinations occurring during nine months ended September 30, 2025 (refer to Note 2. Acquisitions). The contingent considerations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgment. The Company uses valuation techniques including Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. Contingent consideration liabilities are uncertain due to the utilization of unobservable inputs and management's judgment in determining the likelihood of achieving criteria required by the respective agreements. The contingent considerations fair value of $4.5 million at September 30, 2025, are included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets. There were no contingent consideration on the Company's balance sheet at December 31, 2024.
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $13.6 million and $8.6 million at September 30, 2025 and December 31, 2024, respectively and is within Level 3 of the fair value hierarchy.
Short-term investments
Short-term investments are certificate of deposits which have a maturity that extends beyond three months but within one year of the initial purchase date and are carried at amortized cost. The carrying value approximates fair value of $46.7 million and is within Level 2 of the fair value hierarchy.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility was estimated to be $1.0 billion and $944.4 million at September 30, 2025 and December 31, 2024, respectively. The fair value of the Residual Finance Credit Facility was estimated to be $23.9 million as of September 30, 2025. Both were estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
During the three and nine months ended September 30, 2025, there were no transfers into, out of, or between levels of the fair value hierarchy.

15.    Segment Information
The Company's three reportable segments included Merchant Solutions, Payables and Treasury Solutions:
~~•~~Merchant Solutions: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•Payables: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs in addition to improving cash flows by providing instant access to working capital.
•Treasury Solutions: Provides embedded finance and treasury solutions to customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
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
Segment level assets information is not provided or subject to review by the CODM and therefore not provided.
Information on reportable segments and reconciliations to income before income taxes are as follows:

	Three Months Ended September 30, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$161,307	$24,698	$55,434	$241,439
Intersegment revenues	567	464	250	1,281
	161,874	25,162	55,684	242,720
Elimination of intersegment revenues				(1,281)
Total consolidated revenues				241,439
Less: Cost of services (excludes depreciation and amortization)[1]	(126,412)	(17,987)	(3,559)
Less: Other operating expenses [1,2]	(8,406)	(3,874)	(5,764)
Add: Other segment items[3]	671	154	315
Segment Adjusted EBITDA	$27,727	$3,455	$46,676	$77,858

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$77,858
Adjustment for corporate items[4]				(15,311)
Intersegment revenue elimination				(1,281)
Depreciation and amortization				(15,122)
Interest expense				(22,463)
Debt modification and extinguishment expenses				(12,476)
Selling, general and administrative (non-recurring)				(1,491)
Non-cash stock based compensation				(2,327)
Income before income taxes				$7,387
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Three Months Ended September 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$1,277
Other operating expenses[2]	(23,818)
Other items[5]	7,230
$(15,311)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended September 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$7,607	$1,275	$4,923	$13,805

	Nine Months Ended September 30, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$475,336	$73,054	$157,491	$705,881
Intersegment revenue	1,458	1,059	939	3,456
	476,794	74,113	158,430	709,337
Elimination of intersegment revenues				(3,456)
Total consolidated revenues				705,881
Less: Cost of services (excludes depreciation and amortization)[1]	(372,798)	(52,363)	(9,719)
Less: Other operating expenses[1,2]	(24,987)	(11,408)	(14,831)
Add: Other segment items[3]	2,172	399	797
Segment Adjusted EBITDA	$81,181	$10,741	$134,677	$226,599

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$226,599
Adjustment for corporate items[4]				(54,533)
Intersegment revenue elimination				(3,456)
Depreciation and amortization				(42,992)
Interest expense				(68,693)
Debt modification and extinguishment expenses				(12,514)
Selling, general and administrative (non-recurring)				(4,085)
Non-cash stock based compensation				(7,119)
Income before income taxes				$33,207
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Nine Months Ended September 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$3,447
Other operating expenses[2]	(72,483)
Other items[5]	14,503
$(54,533)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Nine Months Ended September 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$20,865	$3,798	$14,507	$39,170

	Three Months Ended September 30, 2024
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$158,350	$21,820	$46,879	$227,049
Intersegment revenues	420	323	220	963
	158,770	22,143	47,099	228,012
Elimination of intersegment revenues				(963)
Total consolidated revenues				227,049
Less: Cost of services (excludes depreciation and amortization)[1]	(123,184)	(15,827)	(3,021)
Less: Other operating expenses [1,2]	(7,404)	(4,429)	(3,381)
Add: Other segment items[3]	462	46	243
Segment Adjusted EBITDA	$28,644	$1,933	$40,940	$71,517

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$71,517
Adjustment for corporate items[4]				(15,913)
Intersegment revenue elimination				(963)
Depreciation and amortization				(13,733)
Interest expense				(23,246)
Debt modification and extinguishment expenses				(43)
Selling, general and administrative (non-recurring)				(696)
Non-cash stock based compensation				(1,416)
Income before income taxes				$15,507
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Three Months Ended September 30, 2024
Elimination of cost of services (excludes depreciation and amortization)	$961
Other operating expenses[2]	(18,945)
Other items[5]	2,071
$(15,913)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended September 30, 2024
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$6,938	$1,261	$4,304	$12,503

	Nine Months Ended September 30, 2024
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$456,865	$64,556	$131,214	$652,635
Intersegment revenue	1,010	812	544	2,366
	457,875	65,368	131,758	655,001
Elimination of intersegment revenues				(2,366)
Total consolidated revenues				652,635
Less: Cost of services (excludes depreciation and amortization)[1]	(354,769)	(47,296)	(8,782)
Less: Other operating expenses[1,2]	(22,118)	(13,135)	(10,647)
Add: Other segment items[3]	1,277	272	582
Segment Adjusted EBITDA	$82,265	$5,209	$112,911	$200,385

Reconciliation of Segment Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$200,385
Adjustment for corporate items[4]				(45,487)
Intersegment revenue elimination				(2,366)
Depreciation and amortization				(44,230)
Interest expense				(65,836)
Debt modification and extinguishment expenses				(8,666)
Selling, general and administrative (non-recurring)				(2,131)
Non-cash stock based compensation				(4,878)
Income before income taxes				$26,791
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	Nine Months Ended September 30, 2024
Elimination of cost of services (excludes depreciation and amortization)	$2,361
Other operating expenses[2]	(54,737)
Other items[5]	6,889
$(45,487)
(5)Other items include other income net, stock based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Nine Months Ended September 30, 2024
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$24,065	$3,992	$12,431	$40,488

16.    Earnings (Loss) per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2025	2024	2025	2024
Numerator:
Net income	$27,588	$10,608	$46,735	$16,795
Less: Dividends and accretion attributable to redeemable senior preferred stockholders	—	(5,121)	—	(36,348)
Less: Return on redeemable NCI	—	—	—	(639)
Net income (loss) attributable to common stockholders	$27,588	$5,487	$46,735	$(20,192)

Weighted average shares outstanding(1)	80,325	77,973	79,366	77,910
Effect of dilutive potential common shares	791	2,122	1,017	—
Adjusted Weighted average shares outstanding	81,116	80,095	80,383	77,910

Basic Earnings (loss) per common share	$0.34	$0.07	$0.59	$(0.26)
Diluted Earnings (loss) per share	$0.34	$0.07	$0.58	$(0.26)
(1)For the three and nine months ended September 30, 2024, the weighted-average common shares outstanding includes 1,803,841 warrants. These shares of common stock had an exercise price of $0.001 and were exercised on January 14, 2025. The warrants are considered to be equity contracts indexed in the Company's own shares and therefore were recorded at their inception date relative fair value and are included in additional paid-in capital on the Company's Unaudited Consolidated Balance Sheets.
For the three and nine months ended September 30, 2025, the Company had 0.8 million and 1.0 million, respectively, dilutive securities that were included in the Company's diluted earnings per share. For the three and nine months ended September 30, 2024, the Company had 2.1 million and 0.0 million, respectively, dilutive securities that were included in the Company's diluted earnings per share. Anti-dilutive securities that were excluded from the Company's earnings (loss) per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(number of shares, in thousands)	2025	2024	2025	2024
Restricted stock awards(1)	12	42	1	788
Liability-classified restricted stock units	—	—	—	—
Outstanding stock option awards(1)	—	855	—	865
Total	12	897	1	1,653
(1)Granted under the 2018 Plan.
17.    Subsequent Events
On October 1, 2025, Priority’s indirect subsidiary, Priority DMS LLC, (the "acquiring entity"), acquired certain assets of DMSJV LLC (the "DMS business"), for cash consideration of $35.0 million, earn outs not to exceed $22.5 million and equity in the acquiring entity. Post transaction, Priority owns 76.7% of the equity interest in the acquiring entity with the remaining interest owned by the sellers of the DMS business. Considering the timing of the acquisition, the Company has not yet completed its preliminary acquisition accounting. The DMS business is a leading vertically focused reseller in the auto and truck dealership sector and will complement the Company's Merchant Solutions segment. Priority will benefit from the addition of the DMS team, vertically focused integrated software and distribution in the automotive dealership arena. The preliminary acquisition accounting is expected to be completed in the fourth quarter of 2025.
On October 1, 2025, the Company entered into the third amendment to its 2024 Credit Agreement to increase its term loan facility by $35.0 million. All other significant terms remained unchanged. The proceeds of the increase were used to fund the acquisition of the DMS business. The accounting evaluation of the amendment is in process.

On October 31, 2025, the Company made a voluntary principal prepayment of $15.0 million on the 2024 Credit Agreement's term facility.

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

Results of Operations
This section includes certain components of our results of operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Revenues
For the three months ended September 30, 2025, our consolidated revenue of $241.4 million increased by $14.4 million, or 6.3%, from $227.0 million for the three months ended September 30, 2024. This overall increase was mainly driven by increase in total card dollar value processed in our Merchant Solutions segment, an increase in new enrollments, number of billed clients and higher interest income in our Treasury Solutions segment, and, increases in processing volume and ACH transactions count in our Payables Segment, which was partially offset by a decrease in issuing volume.
For the nine months ended September 30, 2025, our consolidated revenue of $705.9 million increased by $53.2 million, or 8.2%, from $652.6 million for the nine months ended September 30, 2024. This overall increase was mainly driven by increase in total card dollar value processed in our Merchant Solutions segment, an increase in new enrollments, number of billed clients and higher interest income in our Treasury Solutions segment, and, increases in processing volume, incentive income and ACH transactions count in our Payables Segment, which was partially offset by a decrease in issuing volume.

The following table presents our revenues by type:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Revenue Type:
Merchant card fees	$178,518	$171,814	$6,704	$526,080	$499,007	$27,073
Money transmission services	40,991	33,868	7,123	117,713	94,352	23,361
Outsourced services and other services	18,288	18,063	225	52,143	49,984	2,159
Equipment	3,642	3,304	338	9,945	9,292	653
Total revenues	$241,439	$227,049	$14,390	$705,881	$652,635	$53,246
Merchant card fees
Merchant card fees revenue for the three months ended September 30, 2025 was $178.5 million an increase of $6.7 million or 3.9%, from $171.8 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in total card value, and the transaction count processed by the Company.
Merchant card fees revenue for the nine months ended September 30, 2025 was $526.1 million an increase of $27.1 million or 5.4%, from $499.0 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in total card value, and the transaction count processed by the Company.
Money transmission services
Money transmission services for the three months ended September 30, 2025 was $41.0 million, an increase of $7.1 million, or 21.0%, from $33.9 million for the three months ended September 30, 2024. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Money transmission services for the nine months ended September 30, 2025 was $117.7 million, an increase of $23.4 million, or 24.8%, from $94.4 million for the nine months ended September 30, 2024. This increase was primarily driven by an increase in new customer enrollments and average billed clients.
Outsourced services and other services revenue
Outsourced services and other services revenue of $18.3 million for the three months ended September 30, 2025 increased by $0.2 million, or 1.2%, from $18.1 million for the three months ended September 30, 2024, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances offset by reduction in interest rates.
Outsourced services and other services revenue of $52.1 million for the nine months ended September 30, 2025 increased by $2.2 million, or 4.3%, from $50.0 million for the nine months ended September 30, 2024, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances offset by reduction in interest rates.
Equipment
Equipment revenue of $3.6 million for the three months ended September 30, 2025 increased by $0.3 million, or 10.2% from $3.3 million for the three months ended September 30, 2024. The increase was primarily due to increased sales of point-of-sale equipment.
Equipment revenue of $9.9 million for the nine months ended September 30, 2025 increased by $0.7 million, or 7.0% from $9.3 million for the nine months ended September 30, 2024. The increase was primarily due to increased sales of point-of-sale equipment.

Operating expenses were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$146,681	$141,070	$5,611	$431,433	$408,486	$22,947
Salary and employee benefits	26,140	21,748	4,392	78,975	66,017	12,958
Depreciation and amortization	15,122	13,733	1,389	42,992	44,230	(1,238)
Selling, general and administrative	15,724	12,413	3,311	44,734	34,620	10,114
Total operating expenses	$203,667	$188,964	$14,703	$598,134	$553,353	$44,781
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $146.7 million for the three months ended September 30, 2025 increased by $5.6 million, or 4.0%, from $141.1 million for the three months ended September 30, 2024, primarily due to the corresponding increase in revenues.
Cost of revenue (excludes depreciation and amortization) of $431.4 million for the nine months ended September 30, 2025 increased by $22.9 million, or 5.6%, from $408.5 million for the nine months ended September 30, 2024, primarily due to the corresponding increase in revenues offset by recovery of certain bad debts.
Salary and employee benefits
Salary and employee benefits expense of $26.1 million for the three months ended September 30, 2025 increased by $4.4 million, or 20.2%, from $21.7 million for the three months ended September 30, 2024, primarily due to merit increases, lower capitalization rates, increased headcount to support overall growth of the Company and from the acquisition of Letus, Sila and Boom, and increased stock based compensation related to long term incentive awards to executives.
Salary and employee benefits expense of $79.0 million for the nine months ended September 30, 2025 increased by $13.0 million, or 19.6%, from $66.0 million for the nine months ended September 30, 2024, primarily due to merit increases, lower capitalization rates, increased headcount to support overall growth of the Company and from the acquisition of Letus, Sila and Boom, and increased stock based compensation related to long term incentive awards to executives.
Depreciation and amortization expense
Depreciation and amortization expense of $15.1 million for the three months ended September 30, 2025 increased by $1.4 million, or 10.1%, from $13.7 million for the three months ended September 30, 2024, primarily due to additional intangible assets from the Letus, Sila and Boom acquisitions and software capitalization, offset by full amortization of certain intangible assets.
Depreciation and amortization expense of $43.0 million for the nine months ended September 30, 2025 decreased by $1.2 million, or 2.8%, from $44.2 million for the nine months ended September 30, 2024, primarily due to full amortization of certain intangible assets offset by the addition of intangible assets from the Letus, Sila and Boom acquisitions and software capitalization.
Selling, general and administrative
Selling, general and administrative expenses of $15.7 million for the three months ended September 30, 2025 increased by $3.3 million, or 26.7%, from $12.4 million for the three months ended September 30, 2024, primarily due to increase in professional charges related to SOX compliance, increased marketing and software expenses to support overall growth and cloud migration, expenses related to acquired businesses and assets, and certain nonrecurring expenses.
Selling, general and administrative expenses of $44.7 million for the nine months ended September 30, 2025 increased by $10.1 million, or 29.2%, from $34.6 million for the nine months ended September 30, 2024, primarily due to increase in professional charges related to SOX compliance, increased marketing and software expenses to support overall growth and cloud migration, expenses related to acquired businesses and assets, legal expenses related to the Company's secondary offering of common shares, and certain nonrecurring expenses.
Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Other (expense) income
Interest expense	$(22,463)	$(23,246)	$783	$(68,693)	$(65,836)	$(2,857)
Debt extinguishment and modification costs	(12,476)	(43)	(12,433)	(12,514)	(8,666)	(3,848)
Other income, net	4,554	711	3,843	6,667	2,011	4,656
Total other expense, net	$(30,385)	$(22,578)	$(7,807)	$(74,540)	$(72,491)	$(2,049)
Interest expense
Interest expense of $22.5 million for the three months ended September 30, 2025 decreased by $0.8 million, or 3.4%, from $23.2 million for the three months ended September 30, 2024, due to increased outstanding balance of the term loan facility and residual finance credit facility, offset by decreases in interest rates due to lower SOFR rates and beneficial changes in margin from the recent refinancing.
Interest expense of $68.7 million for the nine months ended September 30, 2025 increased by $2.9 million, or 4.3%, from $65.8 million for the nine months ended September 30, 2024, due to increased outstanding balance of the term loan facility and residual finance credit facility, offset by decreases in interest rates due to lower SOFR rates and beneficial changes in margin from the recent refinancing.
Debt Extinguishment and Modification Costs
Debt extinguishment and modification costs for the three and nine months ended September 30, 2025 were $12.5 million, driven by the recent financing of the term loan facility, acceleration of deferred consideration payment related to a prior acquisition, and offset by gain from early repayment of a loan granted by the Company.
Debt extinguishment and modification costs for the nine months ended September 30, 2025 were $12.5 million, an decrease of $3.8 million, or 44.4%, from $8.7 million for the nine months ended September 30, 2024, driven by the recent financing of the term loan facility, acceleration of deferred consideration payment related to a prior acquisition, and offset by gain from early repayment of a loan granted by the Company.
Other income, net
Other income, net, for three months ended September 30, 2025 and September 30, 2024 was $4.6 million and $0.7 million respectively, an increase of $3.8 million or 540.5%, primarily driven by the bargain purchase gain recognized due to the deferred tax assets (resulting from historical losses) related to the Sila acquisition.
Other income, net, for the nine months ended September 30, 2025 and September 30, 2024 was $6.7 million and $2.0 million respectively, an increase of $4.7 million or 231.5%, primarily driven by the bargain purchase gain recognized due to the deferred tax assets (resulting from historical losses) related to the Sila acquisition.

Income tax (benefit) expense
Income tax expense was as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Income before income taxes	$7,387	$15,507	$(8,120)	$33,208	$26,791	$6,417
Income tax (benefit) expense	$(20,201)	$4,899	$(25,100)	$(13,528)	$9,996	$(23,524)
Effective tax rate	(273.5)%	31.6%		(40.7)%	37.3%
We compute our interim period income tax expense or benefit by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2025 is 20.7% and includes the income tax provision on pre-tax income and a tax benefit related to the release of a valuation allowance against deferred income taxes related to section 163(j) interest limitation carry over utilized in the current year. The effective tax rate for 2025 changed primarily due to a decrease in the valuation allowance against certain business interest carry over deferred tax assets.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2025 may not be indicative of our effective tax rate for future periods.
On July 4, 2025, the U.S. government enacted legislation know as the One Big Beautiful Bill Act into law. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act (TCJA), including but not limited to, 100% bonus depreciation on eligible property, immediate expensing of domestic research and development costs, and the restoration of an EBITDA based interest expense limitation calculation. As a result of the OBBBA interest expense limitation provision changes, the Company has released its valuation allowance against its interest limitation deferred tax assets.
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
Merchant Solutions

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues	$161,874	$158,770	$3,104	$476,794	$457,875	$18,919
Adjusted EBITDA	$27,727	$28,644	$(917)	$81,181	$82,265	$(1,084)
Key Indicators:
Total card processing dollar value	$18,469,447	$18,076,156	$393,291	$54,822,837	$53,428,816	$1,394,021
Total card transaction count	230,741	223,700	7,041	671,233	642,827	28,406
Revenues

Revenue from our Merchant Solutions segment was $161.9 million for the three months ended September 30, 2025, compared to $158.8 million for the three months ended September 30, 2024. The increase of $3.1 million, or 2.0%, was primarily driven by an increased total card processing value and total card transaction count. The Company's merchant card fee revenue from the Merchant Solutions segment ($157.2 million for the three months ended September 30, 2025 and $153.1 million for the three months ended September 30, 2024) as a percentage of total card processing dollar value during the three months ended September 30, 2025 remained consistent at 0.85% as compared to the three months ended September 30, 2024.
Revenue from our Merchant Solutions segment was $476.8 million for the nine months ended September 30, 2025, compared to $457.9 million for the nine months ended September 30, 2024. The increase of $18.9 million, or 4.1%, was primarily driven by an increase in merchant card fee rate, increased total card processing value and total card transaction count. The Company's merchant card fee revenue from the Merchant Solutions segment ($463.5 million for nine months ended September 30, 2025 and $443.6 million for the nine months ended September 30, 2024) as a percentage of total card processing value during the nine months ended September 30, 2025 increased to 0.85% from 0.83% as compared to the nine months ended September 30, 2024.
Adjusted EBITDA
Adjusted EBITDA from our Merchant Solutions segment was $27.7 million for the three months ended September 30, 2025, compared to $28.6 million for the three months ended September 30, 2024. The decrease of $0.9 million, or 3.2% was primarily driven by an increase in revenue, offset by mix related margin compression and increase in other operating expenses.
Adjusted EBITDA from our Merchant Solutions segment was $81.2 million for the nine months ended September 30, 2025, compared to $82.3 million for the nine months ended September 30, 2024. The decrease of $1.1 million, or 1.3% was primarily driven by an increase in revenue, and recovery of certain chargeback losses, offset by mix related margin compression and increase in other operating expenses.
Payables

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues	$25,162	$22,143	$3,019	$74,113	$65,368	$8,745
Adjusted EBITDA	$3,455	$1,933	$1,522	$10,741	$5,209	$5,532

Key Indicators:
Buyer funded card processing dollar value	$789,700	$700,510	$89,190	$2,295,100	$2,082,590	$212,510
Supplier funded issuing dollar value	$230,882	$255,323	$(24,441)	$688,399	$732,589	$(44,190)
ACH transaction count	14,451	11,042	3,409	41,085	29,621	11,464
Revenues
Revenue from our Payables segment was $25.2 million for the three months ended September 30, 2025, compared to $22.1 million for the three months ended September 30, 2024. The increase of $3.0 million, or 13.6% was primarily driven by increased buyer funded card processing dollar value, ACH transaction count and interest from higher account balances offset by the decrease in supplier funded issuing dollar value.
Revenue from our Payables segment was $74.1 million for the nine months ended September 30, 2025, compared to $65.4 million for the nine months ended September 30, 2024. The increase of $8.7 million, or 13.4% was primarily driven by increases buyer funded card processing dollar value, certain incentive income, ACH transaction and interest from higher account balances offset by the decrease in supplier funded issuing dollar value.
Adjusted EBITDA
Adjusted EBITDA from our Payables segment of $3.5 million for the three months ended September 30, 2025, compared to $1.9 million for the three months ended September 30, 2024.The increase in Adjusted EBITDA of $1.5 million or 78.7% was contributed by $1.1 million in the supplier funded business (driven by increase in revenues) and $0.4 million in the buyer funded business (driven by increased processing volume).
Adjusted EBITDA from our Payables segment of $10.7 million for the nine months ended September 30, 2025, compared to $5.2 million for the nine months ended September 30, 2024.The increase in Adjusted EBITDA of $5.5 million or 106.2% was contributed by $2.4 million in the supplier funded business (driven by increase in revenues) and $3.1 million in the buyer funded business (driven by increased processing volume).
Treasury Solutions

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues	$55,684	$47,099	$8,585	$158,430	$131,758	$26,672
Adjusted EBITDA	$46,676	$40,940	$5,736	$134,677	$112,911	$21,766

Key Indicators:
Average CFTPay billed clients	1,054,238	832,351	221,887	995,660	766,370	229,290
Average CFTPay monthly enrollments	61,185	62,875	(1,690)	58,316	57,281	1,035
Average total account balances(1)	$1,248,432	$900,690	$347,742	$1,145,164	$847,486	$297,678
(1)This represents the average total account balance during the three and nine months ended on September 30, 2025, in the Treasury solutions segment, and excludes the deposits and balances maintained in the Merchant Solution and Payables segment. The total account and deposit balances as of September 30, 2025, were $1.6 billion.
Revenue from our Treasury Solutions segment was $55.7 million for the three months ended September 30, 2025, compared to $47.1 million for the three months ended September 30, 2024. The increase of $8.6 million, or 18.2%, was primarily driven by an increase in average billed clients and average total account balances, acquisition of the Letus business, and growth in interest income due to higher balances of permissible investments offset by reduction in interest rates and lower average monthly enrollments.
Revenue from our Treasury Solutions segment was $158.4 million for the nine months ended September 30, 2025, compared to $131.8 million for the nine months ended September 30, 2024. The increase of $26.7 million, or 20.2%, was primarily driven by an increase in average billed clients, average monthly enrollments and average total account balances, acquisition of the Letus business, and growth in interest income due to higher balances of permissible investments offset by reduction in interest rates.

Adjusted EBITDA
Adjusted EBITDA from our Treasury Solutions segment was $46.7 million for the three months ended September 30, 2025, compared to $40.9 million for the three months ended September 30, 2024. The increase of $5.7 million, or 14.0%, was primarily driven by increases in revenues.
Adjusted EBITDA from our Treasury Solutions segment was $134.7 million for the nine months ended September 30, 2025, compared to $112.9 million for the nine months ended September 30, 2024. The increase of $21.8 million, or 19.3%, was primarily driven by increases in revenues.

	Three Months Ended September 30, 2025
	Merchant Solutions	Payables Solutions	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$27,727	$3,455	$46,676	$(20,099)	$57,759
Interest expense	(357)	(361)	(143)	(21,602)	(22,463)
Depreciation and amortization	(7,607)	(1,275)	(4,924)	(1,316)	(15,122)
Debt modification and extinguishment expenses	—	—	—	(12,476)	(12,476)
Selling, general and administrative (non-recurring)	—	—	—	(1,491)	(1,491)
Non-cash stock based compensation	—	(133)	(33)	(2,161)	(2,327)
Bargain purchase gain (non-recurring)	—	—	—	3,507	3,507
Income (loss) before taxes	$19,763	$1,686	$41,576	$(55,638)	$7,387
Income tax benefit					20,201
Net income					$27,588

	Three Months Ended September 30, 2024
	Merchant Solutions	Payables Solutions	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$28,644	$1,933	$40,940	$(16,876)	$54,641
Interest expense	—	(1,066)	—	(22,180)	(23,246)
Depreciation and amortization	(6,939)	(1,261)	(4,304)	(1,229)	(13,733)
Debt modification and extinguishment expenses	—	—	—	(43)	(43)
Selling, general and administrative (non-recurring)	—	—	—	(696)	(696)
Non-cash stock based compensation	(4)	(73)	(33)	(1,306)	(1,416)
Income (loss) before taxes	$21,701	$(467)	$36,603	$(42,330)	$15,507
Income tax expense					(4,899)
Net income					$10,608

	Nine Months Ended September 30, 2025
	Merchant Solutions	Payables Solutions	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$81,181	$10,741	$134,677	$(61,496)	$165,103
Interest expense	(357)	(2,158)	(385)	(65,793)	(68,693)
Depreciation and amortization	(20,865)	(3,798)	(14,507)	(3,822)	(42,992)
Debt modification and extinguishment expenses	—	—	—	(12,514)	(12,514)
Selling, general and administrative (non-recurring)	—	—	—	(4,085)	(4,085)
Non-cash stock based compensation	1	(301)	(98)	(6,721)	(7,119)
Bargain purchase gain (non-recurring)	—	—	—	3,507	3,507
Income (loss) before taxes	$59,960	$4,484	$119,687	$(150,924)	$33,207
Income tax benefit					13,528
Net income					$46,735

	Nine Months Ended September 30, 2024
	Merchant Solutions	Payables Solutions	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$82,265	$5,209	$112,911	$(47,853)	$152,532
Interest expense	(1)	(3,280)	—	(62,555)	(65,836)
Depreciation and amortization	(24,065)	(3,992)	(12,431)	(3,742)	(44,230)
Debt modification and extinguishment expenses	—	—	—	(8,666)	(8,666)
Selling, general and administrative (non-recurring)	—	—	—	(2,131)	(2,131)
Non-cash stock based compensation	(12)	(299)	(98)	(4,469)	(4,878)
Income (loss) before taxes	$58,187	$(2,362)	$100,382	$(129,416)	$26,791
Income tax expense					(9,996)
Net income					$16,795

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to these critical accounting policies and estimates as of September 30, 2025.
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

Our working capital, defined as current assets less current liabilities, was $82.0 million at September 30, 2025 and $37.7 million at September 30, 2024. As of September 30, 2025, we had cash totaling $57.0 million compared to $41.1 million at September 30, 2024. These cash balances do not include restricted cash of $13.0 million and $13.4 million at September 30, 2025 and September 30, 2024, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $10.0 million and $8.4 million at September 30, 2025 and September 30, 2024, respectively. At September 30, 2025, we had availability of approximately $100.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative nine month periods.

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$63,161	$61,852
Investing activities	(151,898)	(24,734)
Financing activities	288,634	84,716
Net increase (decrease) in cash and cash equivalents and restricted cash	$199,897	$121,834
Cash Provided by Operating Activities
Net cash provided by operating activities was $63.2 million for the nine months ended September 30, 2025 compared to $61.9 million for the nine months ended September 30, 2024. The $1.3 million increase was driven by an increase in net income offset by non-cash adjustments and changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $151.9 million and $24.7 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, investing activities included acquisitions of businesses, net of cash acquired of $77.4 million, additions to property, equipment and software of $19.0 million, $5.1 million related to net funding of new loans to ISOs, and $50.5 million in short-term investments of MTL funds and investments in unconsolidated entities. For the nine months ended September 30, 2024, net cash used in investing activities included additions to property, equipment and software of $17.0 million, $0.2 million related funding of new loans to ISOs and $7.5 million related to the acquisition of intangible assets and an investment in an unconsolidated entity.
Cash Provided by Financing Activities
Net cash provided by financing activities was $288.6 million for the nine months ended September 30, 2025, compared to $84.7 million of cash used in financing activities for the nine months ended September 30, 2024. The net cash provided by financing activities for the nine months ended September 30, 2025 included borrowings under the Second Amendment to the 2024 Credit Agreement and the Residual Finance Credit Facility of $1.0 billion, proceeds from the exercise of stock options of $0.4 million and changes in the net obligations for funds held on the behalf of customers of $247.5 million, offset by $945.5 million of cash used for the repayment of the term loan facility due to refinancing, $4.7 million in debt issuance and modification costs paid for the Second Amendment to the 2024 Credit Agreement, $3.0 million of cash used to purchase shares withheld for taxes, $19.8 million for the accelerated deferred consideration payments, and $6.0 million used to repurchase NCI in one of the subsidiaries. The net cash provided by financing activities for the nine months ended September 30, 2024 included changes in the net obligations for funds held on the behalf of customers of $116.1 million and borrowings under the 2024 Credit Agreement net of issue discounts of $830.2 million, offset by $661.9 million of cash used for the repayment of the principal of the 2021 Credit Agreement and debt issuance and modification costs related to the refinancing, $167.8 million related to the redemption of senior preferred stock and accumulated unpaid dividend, $2.1 million for the redemption of redeemable NCI in subsidiary, $22.1 million of cash dividends paid to redeemable senior preferred stockholders, $1.2 million of cash used for shares withheld for taxes and $5.0 million of payments of contingent consideration.

Long-term Debt
As of September 30, 2025, we had outstanding debt obligations, including the current portion and unamortized debt discount of $1,023.9 billion, compared to $945.5 million at December 31, 2024, resulting in an increase of $78.4 million. The increase is due to the Second Amendment to the 2024 Credit Agreement and the addition of the Residual Finance Credit Facility offset by an unscheduled principal payment. The debt balance at September 30, 2025 consisted of $1.0 billion outstanding under the 2024 Credit Agreement's (as amended) term facility and $23.9 million under the Residual Finance Credit Facility's term facility offset by $16.4 million of unamortized debt discounts and issuance costs.
Minimum amortization of the 2024 Credit Agreement's term facility are equal quarterly installments in aggregate annual amounts equal to 1.0% of the original principal, with the balance paid upon maturity. The term facility matures on July 31, 2032 and the revolving credit facility matures on July 31, 2030.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving facility thereunder, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the Credit Agreement). If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2025 through March 31, 2026; 2) 6.40:1.00 at each fiscal quarter ended June 30, 2026 and each fiscal quarter thereafter. As of September 30, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
The Residual Finance Credit Facility contains customary representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the Loan Parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, and enter into certain transactions (including with affiliates).
The Residual Finance Credit Facility requires the Company to comply with certain restrictions including minimum liquidity of $2.0 million, minimum tangible net worth of $5.0 million, maximum default ratio of 2.5%, maximum delinquency ratio of 5.0%, and a minimum excess spread ratio of 1.00 to 1.00. As of September 30, 2025, the Company was in compliance with the restrictions in the agreement.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2025 because of a material weakness within our internal controls over financial reporting, as described below.

Notwithstanding that conclusion, based on review, analysis and inquiries conducted subsequent to September 30, 2025, management believes that the consolidated financial statements and related financial information included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.
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
Changes in Internal Control over Financial Reporting
Other than described above, there were no changes in the Company's internal control over financial reporting during the three and nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	8,581	$7.53	—	5,690,296
August 1-31, 2025	11,661	$6.85	—	5,690,626
September 1-30, 2025	63,681	$7.48	—	5,690,626
Total	83,923	$7.40	—
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
Item 4. Mine Safety Disclosures
N/A

Item 5. Other Information
Rule 10b5-1 Director and Officer Trading Arrangements

On March 11, 2025, Sean Kiewiet, an officer of the Company as defined in Section 16 of the Exchange Act, adopted a Rule 10b5-1 trading arrangement as defined in Item 408(a) of the SEC's Regulation S-K.

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

10.2	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.2	Amendment No. 2 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
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

10.29
Credit Agreement, dated as of August 18, 2025, by and among Priority Finance SPV, LLC, as Borrower, Priority Residual Finance, LLC, as Holdings, Priority Holdings, LLC, as Servicer, the Lenders party thereto and VP Capital, L.P., as Administrative Agent and Collateral Agent.

10.30	Sale Agreement, dated as of August 18, 2025, by and among Priority Holdings, LLC, as Priority Originator and Servicer, Priority Payment Systems LLC, as PPS Originator and Priority Finance SPV, LLC.
10.31	Servicing Agreement, dated as of August 18, 2025, by and between Priority Finance SPV, LLC, as Borrower and Priority Holdings, LLC, as Servicer.
10.32	Asset Purchase Agreement, dated as of August 18, 2025, by and between Priority Boom, LLC as buyer and Eventus Holdings, LLC, Riverside Management, LLC, and National Payment Systems, LLC, as sellers.
10.33	Asset Purchase Agreement, dated October 1, 2025, by and between Priority DMS, LLC as buyer and DMSJV, LLC as seller.
10.34
Amendment No. 3 to the Credit and Guaranty Agreement, dated as of October 1, 2025, by and among Priority Holdings, LLC, as the sole Borrower Representative under the Credit Agreement, the other Credit Parties thereto, the 2025-2 Incremental Term Lender and Truist Bank, as Administrative Agent and Collateral Agent.

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
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

November 6, 2025	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

November 6, 2025	/s/ Timothy M. O'Leary Timothy M. O'Leary Chief Financial Officer (Principal Financial Officer)