Form 10-K
period 2025-12-31
Priority Technology Holdings, Inc.
filed 2026-03-10
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financials statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $241.2 million (based upon the closing sale price of the Common Stock on that date on The Nasdaq Capital Market).
As of March 4, 2026, the number of the registrant's Common Stock outstanding was 82,285,361.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of stockholders of Priority Technology Holdings, Inc., scheduled to be held on June 11, 2026, will be incorporated by reference in Part III of this Form 10-K. Priority Technology Holdings, Inc. intends to file such proxy statement with the Securities and Exchange Commission no later than 120 days after its fiscal year ended December 31, 2025.

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
•competition in the payment processing and consumer finance industries;
•the use of distribution partners;
•any unauthorized disclosures of consumer or cardholder data, whether through breach of our computer systems, computer viruses or otherwise;
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
•any statement regarding our consideration or the success of the proposal to acquire the outstanding shares of Common Stock by Thomas Priore or any alternative proposals; and
•other risks and uncertainties set forth in the "Item 1A - Risk Factors" section of this Annual Report on Form 10-K.
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

Commonly Used or Defined Terms

Term	Definition
2018 Plan	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
ACH	Automated clearing house
AML	Anti-money laundering
AOCI	Accumulated other comprehensive income (loss)
AP	Accounts payable
API	Application program interface
APIC	Additional paid-in capital
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B2C	Business-to-consumer
BaaS	Banking as a service
BSA	Bank Secrecy Act of 1970, as amended by the USA Patriot Act of 2001
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Protection Act
CEO	The Company's Chairman and Chief Executive Officer
CFO	The Company's Chief Financial Officer
CFPB	U.S. Consumer Financial Protection Bureau
Common Stock	The Company's Common Stock, par value $.001 per share
Company	Priority Technology Holdings, Inc., a Delaware corporation, and its direct and indirect subsidiaries
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024 (as amended)
CRM	Customer relationship management
Delayed Draw Term Loan	Delayed draw term loan facility under the 2024 Credit Agreement
Dodd-Frank Act	Dodd Frank Wall Street Reform and Consumer Protection Act of 2010
DMS	Dealer Merchant Services acquisition
EBITDA	Earnings before interest, taxes, depreciation, and amortization
Electronic Payments	Payments with credit, debit, prepaid cards, ACH and wire
EPS	Earnings (loss) per share
ESPP	Employee stock purchase plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	For the benefit of
FCRA	Fair Credit Reporting Act
Federal Reserve Board	Governors of the Federal Reserve System
FDIC	Federal Deposit Insurance Corporation
FFIEC	Federal Financial Institutions Examination Council
FI	Financial institution

FIFO	First in, first out
Finance SPV	Priority Finance SPV, LLC
FinCEN	Financial Crimes Enforcement Network
Finxera	Finxera Holdings, Inc.
FSOC	Financial Stability Oversight Council
GAAP	United States Generally Accepted Accounting Principles
IRA	Inflation Reduction Act
ISO	Independent sales organization
ISV	Independent software vendors
IT	Information technology
LIFO	Last in, first out
LLC	Limited Liability Company
Nasdaq	National Association of Securities Dealers Automated Quotations
NCI	Non-controlling interest
OFAC	Office of Foreign Assets Control
Passport	Priority Passport
PHOT	Priority Hospitality Technology, LLC a Delaware limited liability company
Plastiq	Acquisition of Plastiq, Inc. and certain affiliates
Residual Finance credit facility	Credit Agreement with VP Capital, L.P.
2024 Revolving Facility	$100.0 million line issued and amended under 2024 Credit Agreement
POS	Point-of-sale
PRTH	The Company's Nasdaq Capital Market trading symbol
PSU	Restricted stock unit (performance-based)
Redeemable NCI's	Redeemable non-controlling preferred equity interests
ROU Asset	Right of use asset
RSU	Restricted stock unit (service-based)
SaaS	Software as a Service
SAR	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SMS	Short message service
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes-Oxley Act of 2022
Tax Act	The Housing Assistance Tax Act of 2008
TCPA	Federal Telephone Consumer Protection Act of 1991
Term Facility	Term loan facility issued under the 2024 Credit Agreement
Total Net Leverage Ratio	The ratio of consolidated total unrestricted debt (net of cash) to the Consolidated Adjusted EBITDA (as defined in the Credit Agreement).
Truist	Truist Bank
TSP	Technology service provider
U.S.	United States of America
VARs	Value-added resellers

PART I.
Item 1. Business
Overview of the Company
Priority a payments and banking fintech purpose-built to collect, store, lend and send money with a connected commerce engine that combines full-service merchant acquiring for accounts receivable, complete automated payables tools for bill payment, and sophisticated treasury management solutions to accelerate cash flow and optimize working capital for its customers. Priority operates at scale across three primary business segments: Merchant Solutions, Payables and Treasury Solutions and is presently serving approximately 1.8 million customer accounts processing approximately $150.0 billion in annual transaction activity while administering approximately $1.7 billion dollars in account balances. The Priority Commerce Engine serves enterprise grade independent software vendors (ISV's), as well as discrete institutional and Merchant Solutions customers across all major sectors of the U.S. economy including Retail, Hospitality, Healthcare, Real Estate, Government, Utility, Education, Non-Profit, Business-to-Business, Professional Services and Financial Institutions. Priority builds with intention, utilizing market research and stakeholder feedback to drive growth activity. The result is an end-to-end solution that customers leverage across their financial lifecycle, engineered to accelerate cash flow and optimize working capital. Trust is paramount in partnerships with customers, which is why Priority works with multiple, proven partners, to ensure our customers experience the security and peace of mind that comes with diversification, while enjoying the cost and time-saving benefits of consolidation. Priority centralizes all money movement activity within a single, integrated platform, empowering users to seamlessly collect, store, lend, and send money. Highly configurable and easy to use, the Priority Commerce Engine enables financial agility and operational stability for today’s fastest-growing enterprises.
Priority was established in 2005 and has grown from a founder-financed technology startup with a mission to build an institutional caliber commerce engine to advance the convergence of software and payments to become the 5th largest non-bank merchant acquirer (after considering the merger of Global Payments and Worldpay) in the U.S. by volume, according to the Nilson Report issued in March 2025. Since inception, we have built a native technology platform that provides all forms of payments (card acquiring and issuing, ACH, check and wire) and embedded finance solutions that serve customers of any size. Priority maintains a global business platform with 1,200 employees operating from its headquarters in Alpharetta, GA and regional offices in other locations, including New York, NY; Hicksville, NY; Chattanooga, TN; Raleigh, NC; Dallas, TX; Houston, TX; San Francisco, CA; and Chandigarh, India.

Priority delivers value to its partners by leveraging its payments and embedded finance technology to deliver solutions that power modern commerce for SMB and enterprise software and business partners. We handle the complexities of payments and embedded finance to allow partners to focus on their core business objectives. Priority's solutions are offered via API or proprietary applications with nationwide money transmission licenses, providing end-to-end operational support including automated risk management and underwriting, full compliance and industry leading customer service.
Our growth has been underpinned by three key strengths: 1) market leading proprietary product platforms in Merchant Solutions, Payables and Treasury Solutions verticals; 2) focused distribution engines dedicated to helping partners monetize their merchant payment networks; and 3) a cost-efficient, agile payment and business processing infrastructure, purpose-built to support our partners’ operations.

Priority's solutions are delivered via internally developed payment applications and services to customers in the following business segments:

•Merchant Solutions: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.

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

The MX product suite provides technology-enabled payment acceptance and business management capabilities to merchants, enterprises and our distribution partners. The MX product suite includes MX Connect and MX Merchant products, which together provide resellers and merchant clients a flexible and customizable set of business applications that help better manage critical business work functions and revenue performance using core payment processing as our leverage point. MX Connect provides our Merchant Solutions reselling partners with automated tools that support low friction merchant on-boarding, underwriting and risk management, client service, and commission processing through a single mobile-enabled, web-based interface. The result is a smooth merchant activation onto our flagship consumer payments offering, MX Merchant, which provides core processing and business solutions to Merchant Solutions clients. In addition to payment processing, the MX Merchant product suite encompasses a variety of proprietary and third-party product applications that merchants can adopt such as MX Insights, MX Storefront, MX Retail, MX Invoice, MX Payables and ACH.com, among others. This comprehensive suite of solutions enables merchants to 1) identify key consumer trends in their businesses; 2) quickly implement e-commerce or retail POS solutions; and 3) handle ACH payments. By empowering resellers to adopt a consultative selling approach and embedding our technology into the critical day-to-day workflows and operations of both merchants and resellers, we believe that we have established and maintained "sticky" relationships. We believe that our strong retention, coupled with consistent merchant onboarding, have resulted in strong processing volume and revenue growth.
In addition to our Merchant Solutions offering, we have diversified our source of revenues through our growing presence in the Payables market. We provide automated AP offerings to our enterprise clients and financial institutions through our CPX platform. Our CPX platform offers clients a seamless bridge for buyer-to-supplier (payor-to-provider) payments by integrating directly to a buyer's payment instruction file and parsing it for payment to suppliers via virtual card, purchase card, ACH +, dynamic discounting or check. Successful implementation of our AP automation solutions provides: 1) suppliers with the benefits of cash acceleration; 2) buyers with valuable rebate/discount revenue: and 3) the Company with stable sources of payment processing and other revenue. Additionally, we provide a suite of integrated AP automation solutions businesses to FIs and card networks such as Citibank, Mastercard and Visa, among others.
Alongside CPX as part of the AP suite, Priority acquired the assets of Plastiq Inc. through its subsidiary Plastiq, Powered by Priority, LLC, a leading Payables company, in the third fiscal quarter of 2023, and has helped tens of thousands of businesses improve cash flow with instant access to working capital, while automating and enabling control over all aspects of accounts payable and receivable. The flagship product, Plastiq Pay, pioneered a way for businesses to pay suppliers by credit card regardless of acceptance as an alternative to expensive, scarce bank loan options. Plastiq Accept offers an alternative to expensive merchant services, enabling businesses to accept credit cards with no merchant fees and get paid across any customer touch point, including a website, invoice, checkout process, and in person via QR code. The Plastiq Connect API suite enables platforms, marketplaces, and ERPs, to expand Payables payment options for payables and receivables in their native customer experience while outsourcing payment execution, risk, and compliance.
Our Treasury Solutions segment provides embedded finance and BaaS solutions to customers that modernize legacy platforms and accelerate modern software partners looking to monetize payment components. We provide solutions for ISVs, third-party integrators, and merchants that allow for the leveraging of our core payments engine, our automated payables platform or our account ledgering capabilities all via API resources.
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
For the year ended December 31, 2025, we generated revenue of $953.0 million, net income attributable to common stockholders of $55.7 million and operating income of $141.2 million, compared to revenue of $879.7 million, net loss attributable to common stockholders of $24.0 million and operating income of $133.4 million for the year ended December 31, 2024.
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
Services to the SMB market have been historically characterized by basic payment processing without ready access to more sophisticated technology, value-added solutions, or customer service that are typically offered to large merchants. To keep up with the changing demands of how consumers wish to pay for goods and services, we believe SMB merchants and enterprise customers increasingly recognize the need for value-added services wrapped around omni-channel payment solutions that are tailored to their specific business needs.
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
Treasury Solutions and BaaS is the integration of financial services, like payments, lending, or banking services, into non-financial offerings. This embedded finance capability allows customers to access financial services seamlessly through applications they already utilize. The market is large and growing rapidly as customers demand a digital, frictionless and integrated approach to meeting the needs of their end consumer.
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
•Comprehensive Suite of Payment Solutions – We offer a comprehensive and differentiated suite of traditional and emerging payment products and services that enables SMB to address their payment needs through one provider. Our purpose-built proprietary technology provides technology-enabled payment acceptance and business management solutions to merchants, enterprises and ISVs. We provide a payment processing platform that allows merchants to accept Electronic Payments (e.g., credit cards, debit cards, and ACH) at the POS, online, and via mobile payment technologies. We deliver innovative business management products and add-on features that meet the needs of SMB across different vertical markets. Additionally, with our embedded finance offerings and money transmissions licenses in forty six U.S. states, the District of Columbia and two U.S. territories, we are uniquely positioned to collect, store, lend and send money on behalf of our customers. As a result, we believe we are well-positioned to capitalize on the trend towards integrated payments solutions, new technology adoption and value-add service utilization that is underway in the SMB market. We believe our solutions facilitate a superior merchant experience that results in increased customer lifetime value.
•Highly Scalable Business Model with Operating Leverage – As a result of thoughtful investments in our technology, we have developed robust and differentiated infrastructure that has enabled us to scale in a cost-efficient manner. Our operating efficiency supports a low capital expenditure environment to develop product enhancements that drive organic growth across our Merchant Solutions, Payables and Treasury Solutions payment ecosystems, as well as attract both reselling partners and enterprise clients looking for best-in-class solutions. By creating a cost-efficient environment that facilitates the combination of ongoing product innovation to drive organic growth and stable cash flow to fund acquisitions, we anticipate ongoing economies of scale and increased margins over time.
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
Deploy our Embedded Finance Solution to Treasury Solutions Customers
Our Treasury Solutions segment, enables software partners and business platform customers to embed our banking and treasury solutions into their core operating and business systems that deliver a fully automated and digital experience to collect, store, lend and send money for their customers. Priority delivers a fully embedded finance solution to customers that manages the inflows and outflows, and reconciliation, of all forms of payments (ACH, wire, check, credit and debit) for any number of clients from a single account. The platform today manages over 1.1 million active accounts and, through its money transmission licenses in forty six U.S. states, the District of Columbia and two U.S. territories, handles over $1.2 billion in deposits across a growing number of banking partners. This segment is quickly growing as marketplaces, gig economy platforms, software partners, and legacy business platforms are incorporating features of payment processing and embedded finance services into their customer experience and enhance their offering.
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
Expand Electronic Payments Share of Payables Transactions with CPX and Plastiq
We have a growing presence in the commercial payments market where we provide curated managed services and AP automation solutions to businesses, FIs and card networks such as Citibank, Mastercard and Visa. The commercial payments market is the largest and one of the fastest growing payments markets in the U.S. by volume. We are well positioned to capitalize on the shift from check to Electronic Payments, which currently lags the consumer payments market, by eliminating the friction between buyers and suppliers through our industry leading offerings of CPX and Plastiq. We believe this will drive strong growth and profitability.
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
Sales and Distribution
We reach our Merchant Solutions segment through three primary sales channels: 1) ISOs (Retail and Wholesale) and Agents; 2) FIs; and 3) ISVs and VARs. Our cloud-based solution, MX Connect, allows our partners and resellers to engage merchants for processing services and a host of value-added features designed to enhance their customer relationships. Our merchants utilize our cloud-based MX Merchant product suite to manage their businesses and process transactions. This separate solution increases our ability to retain the merchant if the ISO were to leave the Company.
Our Payables segment obtains its partner clients through: 1) direct sales initiatives; 2) ISVs and business partnerships; 3) the card networks (Mastercard, Visa and American Express); 4) large U.S. banking institutions and 5) other card issuer referral partners. We support a direct vendor sales model that provides turn-key merchant development, product sales and supplier enablement programs. By establishing a seamless bridge for buyer-to-supplier (payor-to-provider) payments that is integrated directly to a buyer's payment instruction file to facilitate payments to vendors via all payment types (virtual card, purchase card, ACH +, dynamic discounting), we have established ourselves as a top solutions provider in commercial payments. Our Plastiq offerings consist of all payment types including wires and checks to the vendors of our customers.
Our Treasury Solutions segment goes to market through integrations with software partners and business platform customers by enabling them to embed our payments and treasury solutions into their core operating and business systems. Priority's offering provides those partners with a fully automated, scalable and integrated financial tool to collect, store, lend and send money for their customers.
Our market strategy has resulted in a merchant base that we believe is diversified across both industries and geographies resulting in, what we believe, is more stable average profitability per merchant.
Third-party Processors and Sponsor Banks
We partner with various vendors in the payments value chain, most notably processors and sponsor banks which sit between us (the merchant acquirer) and the card networks, to assist in providing payment processing services to merchant clients. Processing is a scale-driven business in which many acquirers outsource the processing function to a small number of large processors. In these partnerships, we serve as a merchant acquirer and enter into processing agreements with payment processors, such as Fiserv or Global Payments, to assist us in providing front-end and back-end transaction processing services for our merchants. These third parties are compensated for their services. These processors in turn have agreements with card networks such as Visa and Mastercard, through which the transaction information is routed in exchange for network fees.
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
We offer banking and money transmission services to our customers through our partner banks including Wells Fargo and Axos Bank. Our proprietary ledgering technology enables us to store customer funds in uniquely identifiable accounts in order to position customer deposits for pass through FDIC insurance eligibility. Customer deposits may be placed throughout our banking partner portfolio to maximize pass through FDIC insurance coverage.

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
Competition
The U.S. acquiring industry is highly competitive, with several large processors accounting for the majority of processing volume. When excluding banks, we ranked 5th among U.S. non-bank merchant acquirers (after considering the merger of Global Payments and Worldpay), according to the March 2025 Nilson Report.
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

Pricing has historically been the key factor influencing the selection of a merchant acquirer. Providers with more advanced tech-enabled services (primarily online and integrated offerings) have an advantage over providers who are operating legacy technology and offering undifferentiated services that have come under pricing pressure from higher levels of competition. High quality customer service further differentiates providers as this helps to reduce attrition. Competitive factors other than pricing include: 1) breadth of product offerings; 2) partnerships with FIs; 3) servicing capability; 4) data security; and 5) functionality. Leading acquirers are expected to continue to add additional services to expand cross-selling opportunities, primarily in omni-channel payment solutions, POS software, payments security, customer loyalty and other payments-related offerings.
The largest opportunity for acquirers to expand is within the SMB merchant market. As small businesses increasingly demand integrated solutions tailored to specific business functions or industries, merchant processors are adopting payment-enabled software offerings that combine embedded finance products with core business operating software. By subsisting within Merchant Solutions' critical business software, processors are able to improve economic results through better merchant retention and higher processing margins. Through our MX Merchant platform, we are well-positioned to capitalize on the trend towards integrated solutions, new technology adoption and value added-service utilization in the SMB market.
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
Human Capital Management
As of December 31, 2025, we employed 1,200 employees of which 1,186 were employed full time. We have employees residing throughout the U.S., Canada and India. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
The payment processing industry is highly competitive. We primarily compete in the SMB merchant, B2B customer, and embedded finance industry. We compete with FIs and their affiliates, independent payment processing companies and ISOs. We also compete with many of these same entities for production through distribution partners. Many of our distribution partners are not exclusive to us but also have relationships with our competitors, such that we have to continually expend resources to maintain those relationships. Our growth will depend on the continued growth of banking services, Electronic Payments, particularly Electronic Payments to SMB merchants, B2B customers and our ability to increase our market share through successful competitive efforts to gain new customers and distribution partners.
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
Worldwide financial market conditions, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects and may cause economic uncertainties or deterioration in the U.S. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on U.S. financial markets. We are monitoring the conflicts between Russia and Ukraine, Israel and Hamas, and the larger conflict among the U.S., Israel, Iran and other middle eastern countries. While we do not expect that such conflicts will themselves be material to our business, geopolitical instability and adversity arising from such conflict (including additional conflicts that could arise from such conflicts), the imposition of sanctions, taxes and/or tariffs against one of the countries or their response to such sanctions (including retaliatory acts, such as cyber attacks and sanctions against other countries) could adversely affect the global economy or specific international, regional and domestic markets, which could have a material adverse effect on our business, results of operations or financial condition.
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
We rely on various FIs to provide clearing services in connection with our settlement activities. If such FIs should stop providing clearing services, we must find other FIs to provide those services. Additionally, we rely on FIs to facilitate our Payables and money transmission services offerings. If we are unable to find a replacement financial institution, we may no longer be able to provide these services to certain customers, which could negatively affect our revenues, earnings and cash flows.
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
If we fail to keep pace with technological change, including as a result of artificial intelligence, we could lose clients or have trouble attracting new clients.
If we fail to keep pace with technological change, including as a result of artificial intelligence, we could lose clients or have trouble attracting new clients. The markets for our products and services are characterized by constant and rapid technological change, evolving industry standards, frequent introduction of new products and services, and increasing client expectations. Our ability to respond timely to these changes, including by enhancing our current products and services and developing and introducing new products and services, will significantly affect our future success. In addition, competitors and other third parties may incorporate artificial intelligence into products and offerings more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Furthermore, the success of certain of our products and services rely, in part, on financial institutions, business partners and other third parties promoting the use of or distributing our products and services.

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

During 2025, the the One Big Beautiful Bill Act was enacted in the U.S., including provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025.
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
Substantially all of our indebtedness is variable rate debt, primarily based on SOFR, which replaced LIBOR effective June 30, 2023. As a result of this variable rate debt, an increase in interest rates generally would adversely affect our profitability. We may enter into pay-fixed interest rate swaps or other derivative transactions to limit our exposure to changes in floating interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We would be exposed to credit-related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
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
In addition, the 2024 Credit Agreement which governs our revolving credit facility contains a total net leverage ratio financial covenant that is applicable when 35% or more of the revolving credit facility is drawn at quarter end. The Residual Finance Credit Facility requires Finance SPV to comply with certain restrictions including minimum liquidity of $2.0 million, minimum tangible net worth of $5.0 million, maximum default ratio of 2.5%, maximum delinquency ratio of 5.0%, and a minimum excess spread ratio of 1.00 to 1.00.
A breach of any of these covenants could result in a default or event of default under our 2024 Credit Agreement or the Residual Finance Credit Facility. If an event of default occurred, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with the 2024 Credit Agreement and the Residual Finance credit facility. Any acceleration of amounts due under the 2024 Credit Agreement would likely have a material adverse effect on us.
Risks Related to Ownership of Our Stock
Our largest stockholder, Thomas C. Priore, recently submitted a non-binding proposal to our Board of Directors to acquire all of the outstanding shares of the Company’s common stock for a price in the range of $6.00 to $6.15 per share. Uncertainty regarding a potential going-private transaction could create significant uncertainty to our business, including disruption to our management and employees, and contribute to volatility in our stock price.

On November 9, 2025, Mr. Priore, who directly or beneficially owns approximately 60% of our outstanding common stock as of November 9, 2025, submitted a non-binding proposal to our Board on behalf of himself and his affiliated entities (the “Proposing Shareholders”) to acquire all of the outstanding shares of the Company’s common stock (a “Take Private Transaction”) for a price in the range of $6.00 to $6.15 per share. The Board has established a special committee comprised of disinterested and independent directors in response to interest expressed by the Proposing Shareholders in exploring the Take Private Transaction. Any potential Take Private Transaction may be subject to numerous conditions, including financing availability and regulatory approvals.

We may incur significant costs in connection with the evaluation of, and response to, any proposal regarding a Take Private Transaction. The potential of a Take Private Transaction may also divert the attention of management and employees from the ongoing operation of our business and may impact employee morale and retention, all of which could impair our ability to execute our strategic plans, meet operational objectives, and respond to competitive pressures. Our customers may also react negatively to a Take Private Transaction, including any related negative publicity regarding the Company. Further, the possibility of a Take Private Transaction may contribute to continued or increased volatility in our stock price.

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

Our Amended and Restated Certificate of Incorporation provides that neither he nor any of his affiliates, or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. So long as Thomas Priore continues to own a significant amount of our combined voting power, even if such amount is less than 50%, he will continue to be able to strongly influence or effectively control our decisions. Furthermore, so long as Thomas Priore and his respective affiliates collectively own at least 50% of all outstanding shares of our Common Stock entitled to vote generally in the election of directors, they will be able to appoint individuals to our Board of Directors. In addition, given his level of control, Thomas Priore will be able to determine the outcome of all matters requiring stockholders' approval and will be able to cause or prevent a change of control of the Company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of the Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.
Future sales of common stock by our directors and officers, or their pledgees, as a result of foreclosure could adversely affect the price of common stock and could, in the future, result in a loss of control of our company.
Upon the approval of our Board, our directors and officers may pledge shares of common stock as collateral for personal loans or investments in favor of third parties. Depending on the status of the various loan obligations for which the stock would ultimately serve as collateral and the trading price of our common stock, our directors and/or officers, and their affiliates, may experience foreclosure that could result in the sale of the pledged stock, in the open market or otherwise. Sales by these pledgees may not be subject to the volume limitations of Rule 144 of the Securities Act. Even in the absence of shares being sold, the act of pledging shares and the risk of sales of shares may create a misalignment of interests between insider pledgors and the Company’s stockholders, as the insider may be incentivized to take actions that limit his or her exposure to such sales. Either scenario could potentially subject the Company and its insiders to stockholder lawsuits, particularly in an environment of declining share prices.
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to annually evaluate the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal control, we may be unable to accurately report our financial results, or report them within the required timeframes.
While we continue to dedicate resources to ensure we have effective internal controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our ability to timely generate accurate financial statements in conformity with accounting principles generally accepted in the United States, and, resultingly, on the market's perception of our business and on our stock price.
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

•We perform risk assessments periodically at both an Treasury Solutions level and system level in addition to assessments performed by third parties;
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
We have not experienced any material cybersecurity incidents in the years ended December 31, 2025, 2024 and 2023, and the expenses we have incurred from cybersecurity incidents during that time were immaterial. We have not identified risks from known cybersecurity threats that have materially affected us, including our operations, business strategy, results of operations or financial condition.
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
The Company is a party in a case filed on October 11, 2023 in the United States District Court of Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale as an agent of Priority, PPS and Wells Fargo made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. On May 23, 2025, the court approved the final settlement agreement entered into by the parties wherein defendants agree to pay $19.5 million to settle this litigation. Final judgment has been entered dismissing all claims against defendants.
Item 4. Mine Safety Disclosures
Not applicable

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On July 25, 2018, our Common Stock began trading on The Nasdaq Capital Market under the symbol "PRTH". As of March 4, 2026, we had 61 holders of record of our Common Stock. This figure does not include the number of persons whose securities are held in nominee or "street" name accounts through brokers. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our Common Stock.
Equity Compensation Plan Information

Period	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity Compensation Plans approved by security holders	2,488,001	$6.81	2,322,821
Equity Compensation Plans not approved by security holders	—	$—	—
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
Issuer Purchases of Equity Securities
The following table presents information with respect to purchases made by the Company of its Common Stock during the three months ended December 31, 2025 (shares are in whole units):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	15,305	$7.19	—	5,690,626
November 1-30, 2025	—	$—	—	5,690,626
December 1-31, 2025	6,595	$5.50	—	5,690,626
Total	21,900		—

1.Represents shares (in whole units) withheld to satisfy employees' tax withholding obligations related to the vesting of restricted stock awards, which was determined based on the fair market value on the day prior to the vesting date.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis of financial condition and results of operations should be read together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2024 items and year-over-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Certain amounts in this section may not add mathematically due to rounding.
During 2025 the Company renamed its reportable segments, for a description and additional information see Note 18. Segment Information, contained in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Results of Operations
This section includes certain components of our results of operations for the years ended December 31, 2025 (or "2025"), and December 31, 2024 (or "2024"). We have derived this data, except key indicators including total card processing dollar value and transaction count (Merchant Solutions), buyer funded card processing dollar value, supplier funded issuing dollar value, and transaction count (Payables), and average billed clients, average monthly enrollments, and average total account balances (Treasury Solutions), from our audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Revenue
For the year ended December 31, 2025, our consolidated revenue of $953.0 million increased by $73.3 million, or 8.3%, from $879.7 million for the year ended December 31, 2024. This overall increase was driven by increases in merchant bankcard processing dollar value, transaction count and acquisitions in our Merchant Solutions segment, an increase in new enrollments and higher interest income on permissible investments in our Treasury Solutions segment and an increase in revenue due to increase in volumes in Payables segment.
Revenues by type for 2025 and 2024 were as follows:

(in thousands)	Years Ended December 31,		2025 vs 2024
	2025	2024	$ Change
Revenue Type:
Merchant card fees	$710,915	$670,411	$40,504
Money transmission services	159,169	130,123	29,046
Outsourced services and other services	70,708	67,018	3,690
Equipment	12,217	12,150	67
Total revenues	$953,009	$879,702	$73,307
Merchant Card Fees
For the year ended December 31, 2025, our merchant card fees revenue of $710.9 million increased by $40.5 million, or 6.0%, from $670.4 million for the year ended December 31, 2024. This increase was primarily driven by revenue from acquisitions in 2025 and increased bankcard processing dollar values and transaction counts in the Merchant Solutions segment.
Money Transmission Services
Money transmission services revenue of $159.2 million for the year ended December 31, 2025 increased by $29.0 million or 22.3%, from $130.1 million for the year ended December 31, 2024 and is primarily driven by increased customer enrollments, which resulted in a higher number of billed clients.

Outsourced Services and Other Services
Outsourced services and other services revenue of $70.7 million for the year ended December 31, 2025 increased by $3.7 million, or 5.5%, from $67.0 million for the year ended December 31, 2024. This increase was primarily due to growth in interest income on permissible investments due to higher deposit balances and increased volume in ACH.com business partially offset by a decrease in interest rates and decreased issuing dollar volumes in CPX business.
Equipment
Equipment revenue of $12.2 million for the year ended December 31, 2025, remained consistent in comparison to $12.2 million for the year ended December 31, 2024, as equipment revenue is directly driven by merchant demand for certain equipment. No trends affecting equipment revenue were identified.
Operating Expenses
Operating expenses for 2025 and 2024 were as follows:

(in thousands)	Years Ended December 31,		2025 vs 2024
	2025	2024	$ Change
Operating expenses
Cost of services (excludes depreciation and amortization)	$578,315	$551,621	$26,694
Salary and employee benefits	107,787	89,216	18,571
Depreciation and amortization	63,183	58,041	5,142
Selling, general and administrative	62,479	47,403	15,076
Total operating expenses	$811,764	$746,281	$65,483
Costs of Services (excludes depreciation and amortization)
Costs of services (excludes depreciation and amortization) of $578.3 million for the year ended December 31, 2025 increased by $26.7 million, or 4.8%, from $551.6 million for the year ended December 31, 2024, primarily due to the corresponding increase in revenues. For the year ended December 31, 2025, costs of services (excluding depreciation and amortization) as a percentage of total revenues decreased to 60.7% as compared to 62.7% for the year ended December 31, 2024. This decrease was primarily due to increased interest income on permissible investments and money transmission revenues, which do not have significant costs of services, as well as lower credit losses, reduced inventory write-offs, and acquisitions, partially offset by mix-related margin compression.
Salary and employee benefits
Salary and employee benefits expense of $107.8 million for the year ended December 31, 2025 increased by $18.6 million, or 20.8%, from $89.2 million for the year ended December 31, 2024, primarily due to merit increases, increased stock based compensation and increased headcount from acquisitions and to support overall growth of the Company. The Company's employee headcount increased to 1,200 in 2025 from 1,019 in 2024.
Depreciation and amortization expense
Depreciation and amortization expense of $63.2 million for the year ended December 31, 2025 increased by $5.1 million, or 8.9%, from $58.0 million for the year ended December 31, 2024, primarily due to the amortization of intangibles acquired during the year, accelerated depreciation on certain assets and depreciation of new assets placed in service partially offset by the full depreciation/amortization of certain assets.

Selling, general and administrative
Selling, general and administrative expenses of $62.5 million for the year ended December 31, 2025 increased by $15.1 million, or 31.8%, from $47.4 million for the year ended December 31, 2024, primarily due to increases in marketing expenses of $1.2 million, accounting expenses of $2.4 million (primarily for SOX compliance and audits), software expenses of $2.9 million, cloud hosting expenses of $2.5 million, travel expenses of $1.4 million, and other variances which are not individually material.

Other Expenses, net

(in thousands)	Years Ended December 31,		2025 vs 2024
	2025	2024	$ Change
Other expense
Interest expense	$(90,654)	$(88,948)	$(1,706)
Debt extinguishment and modification costs	(12,514)	(10,369)	(2,145)
Other income, net	8,202	3,177	5,025
Total other expenses, net	$(94,966)	$(96,140)	$1,174

Interest expense
Interest expense of $90.7 million for the year ended December 31, 2025, increased by $1.7 million, or 1.9%, from $88.9 million for the year ended December 31, 2024, due to higher debt balances to fund acquisitions offset by decreases in interest rates due to debt refinancings and federal rate cuts during 2025.
Debt extinguishment and modification costs
Debt extinguishment and modification costs for the year ended December 31, 2025, increased by $2.1 million or 20.7%, from the year ended December 31, 2024, due to debt refinancings (see Note 10. Debt Obligations).
Other income, net
Other income, net of $8.2 million for the year ended December 31, 2025 increased by $5.0 million, or 158.2%, from $3.2 million for the year ended December 31, 2024, due to bargain purchase gain of $4.0 million from Sila acquisition (see Note 2. Acquisitions) and increased interest income from the Company's operating accounts.
Income tax expense

(in thousands)	Years Ended December 31,		2025 vs 2024
	2025	2024	$ Change
Income before income taxes	$46,278	$37,281	$8,997
Income tax (benefit) expense	$(9,402)	$13,266	$(22,668)
Effective tax rate	(20.3)%	35.6%
The decrease in the effective tax rate from 2024 to 2025 is primarily due to a reduction in the valuation allowance recorded against certain business interest carryover deferred tax assets resulting from the enactment of the One Big Beautiful Bill Act (“OBBBA”) during the year ended December 31, 2025.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2025 may not be indicative of our effective tax rate for future periods.

Earnings Attributable to Common Stockholders

(in thousands)	Years Ended December 31,		2025 vs 2024
	2025	2024	$ Change
Net income (loss)	$55,681	$24,015	$31,666
Less: Dividends, accretion and related excise tax attributable to redeemable senior preferred stockholders	—	(47,336)	47,336
Less: NCI preferred unit redemptions, net of deferred tax benefit	—	(639)	639
Net income (loss) attributable to common stockholders	$55,681	$(23,960)	$79,641
The increase in net income (loss) attributable to common stockholders is attributable to an increase in operating income, an income tax benefit due to release of valuation allowance on deferred tax assets due to changes in the tax laws and the discontinuance of dividend obligations.
Segment Results
The Company's chief operating decision makers ("CODM") are our CEO and CFO. The CODM uses adjusted earnings before interest expense, income tax and depreciation and amortization expenses ("Adjusted EBITDA") as the measure of segment profit and loss to allocate resources.
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
Merchant Solutions

(in thousands)	Year Ended December 31,
	2025	2024	Change
Revenues	$642,069	$613,547	$28,522
Adjusted EBITDA	$111,793	$108,913	$2,880
Key Indicators:
Total card processing dollar value	$72,373,800	$71,566,091	$807,709
Total card transaction count	888,688	857,548	31,140
Revenue
Revenue from our Merchant Solutions segment was $642.1 million for the year ended December 31, 2025, compared to $613.5 million for the year ended December 31, 2024. The increase of $28.5 million, or 4.6%, was primarily driven by total card processing dollar value and total card transaction count partially offset by a decrease in merchant card fee rate. The Company's merchant card fee revenue from the Merchant Solutions segment ($625.2 million for 2025 and $595.1 million for 2024) as a percentage of total card processing dollar value during 2025 decreased to 0.85% from 0.83% during 2024. The decrease was primarily driven by changes in the merchant mix.

Adjusted EBITDA
Adjusted EBITDA from our Merchant Solutions segment was $111.8 million for the year ended December 31, 2025, compared to $108.9 million for the year ended December 31, 2024. The increase of $2.9 million or 2.6% was primarily due to acquisitions and decreased credit losses offset by mix-related margin compression as well as increases in salary expenses and other operating expenses.
Payables

(in thousands)	Year Ended December 31,
	2025	2024	Change
Revenues	$100,872	$89,103	$11,769
Adjusted EBITDA	$14,591	$7,605	$6,986
Key Indicators:
Buyer funded card processing dollar value	$3,090,310	$2,816,270	$274,040
Supplier funded issuing dollar value	$919,860	$977,278	$(57,418)
ACH transaction count	19,286	17,182	2,104
Revenue
Revenue from our Payables segment was $100.9 million for the year ended December 31, 2025, compared to $89.1 million for the year ended December 31, 2024. The increase of $11.8 million, or 13.2%, was primarily driven by an increase of $7.7 million in the Plastiq business due to higher buyer funded card processing volume and an increase of $4.1 million in the CPX business due to increased interest revenue and ACH transaction count.
Adjusted EBITDA
Adjusted EBITDA from our Payables segment was $14.6 million for the year December 31, 2025, compared to $7.6 million for the year ended December 31, 2024. The increase of $7.0 million was primarily driven by increase in revenues and a decrease in operating expenses.
Treasury Solutions

(in thousands)	Year Ended December 31,
	2025	2024	Change
Revenues	$215,779	$180,448	$35,331
Adjusted EBITDA	$182,231	$154,936	$27,295
Key Indicators:
Average CFTPay billed clients	1,022,225	797,567	224,658
Average CFTPay monthly enrollments	57,123	56,072	1,051
Average total account balances(1)	$1,193,011	$878,257	$314,754

(1) This represents the average total account balance in the Treasury Solutions segment, and excludes the deposits and balances maintained in the Merchant Solution and Payables segment. The total account and deposit balances as of December 31, 2025 and 2024, were $1.7 billion and $1.2 billion respectively.
Revenue
Revenue from our Treasury Solutions segment was $215.8 million for the year ended December 31, 2025, compared to $180.4 million for the year ended December 31, 2024. The increase of $35.3 million, or 19.6%, was primarily driven by an increase in customer enrollments in our CFTPay business, additional revenues generated by our Passport platform, acquisitions of Sila and Letus businesses, and growth in interest income due to higher deposit balances and higher returns on the permissible investments related to our money transmission licenses.

Adjusted EBITDA
Adjusted EBITDA from our Treasury Solutions segment was $182.2 million for the year ended December 31, 2025, compared to $154.9 million for the year ended December 31, 2024. The increase of $27.3 million or 17.6% was primarily due to increased revenue partially offset by an increase in salary expenses and other operating expenses.

	Year Ended December 31, 2025
	Merchant Solutions	Payables Solutions	Treasury Solutions	Corporate		Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$111,793	$14,591	$182,231	$(83,449)		$225,166
Interest expense	(1,324)	(2,158)	(532)	(86,640)		(90,654)
Depreciation and amortization	(31,102)	(5,081)	(19,626)	(7,374)		(63,183)
Debt modification and extinguishment expenses	—	—	—	(12,514)		(12,514)
Selling, general and administrative (non-recurring)	—	—	—	(5,718)		(5,718)
Non-cash stock based compensation(1)	(1)	(336)	(130)	(7,839)		(8,306)
Salary and employee benefits (non recurring)(2)	—	—	—	(2,501)		(2,501)
Bargain purchase gain (non-recurring)	—	—	—	3,989		3,989
Income (loss) before taxes	$79,366	$7,016	$161,943	$(202,046)	$—	$46,279
Income tax benefit						9,402
Net income						$55,681
(1) excludes stock based compensation settled in cash of $2.5 million subsequent to the year ended December 31, 2025
(2) represents cash settled stock based compensation which is non-recurring in nature

	Year Ended December 31, 2024
	Merchant Solutions	Payables Solutions	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$108,913	$7,605	$154,936	$(67,187)	$204,267
Interest expense	(1)	(4,340)	—	(84,607)	(88,948)
Depreciation and amortization	(30,865)	(5,258)	(16,928)	(4,990)	(58,041)
Debt modification and extinguishment expenses	—	—	—	(10,369)	(10,369)
Selling, general and administrative (non-recurring)	—	—	—	(3,510)	(3,510)
Non-cash stock based compensation	(16)	(220)	(131)	(5,751)	(6,118)
Income (loss) before taxes	$78,031	$(2,213)	$137,877	$(176,414)	$37,281
Income tax expense					(13,266)
Net income					$24,015

Liquidity and Capital Resources
Liquidity and capital resource management is a process focused on providing the funding we need to meet our short-term and long-term cash and working capital needs. We have used our funding sources to build our customer base, technology solutions and to make acquisitions with the expectation that such investments will generate cash flows sufficient to cover our working capital needs and other anticipated needs, including for our acquisition strategy. We anticipate that cash on hand, funds generated from operations and available borrowings under our revolving credit agreement are sufficient to meet our working capital requirements for at least the next twelve months. This is based upon management's estimates and assumptions regarding effects of micro and macro factors impacting the economic environment in which the Company operates on our financial results. Actual future results could differ materially, as the magnitude, duration and effects of changes in economic, political and market conditions are difficult to predict, and ultimately could negatively impact our liquidity and capital resources. Our principal uses of cash are to fund business operations (including capital expenditures and strategic investments) and administrative costs, and to service our debt.
Our working capital, defined as current assets less current liabilities, was $104.7 million at December 31, 2025 and $53.4 million at December 31, 2024. As of December 31, 2025, we had cash and cash equivalents with a balance of $77.2 million compared to $58.6 million at December 31, 2024. These cash and cash equivalent balances do not include restricted cash of $16.5 million and $11.1 million at December 31, 2025 and 2024, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $0.0 million and $9.5 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, we had availability of approximately $100.0 million under our revolving credit arrangement and $14.6 million under our Residual Finance credit facility's delayed draw term facility.
The following tables and narrative reflect our changes in cash flows for the comparative annual periods.

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$100,005	$85,609
Investing activities	(174,041)	(35,546)
Financing activities	426,170	147,578
Net increase in cash and restricted cash	$352,134	$197,641
Cash Provided by Operating Activities
Net cash provided by operating activities was $100.0 million and $85.6 million for the years ended December 31, 2025 and 2024, respectively. The $14.4 million or 16.8% increase in 2025 was driven by net income increase, offset by changes in non-cash items and, operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $174.0 million compared to cash used investing activities of $35.5 million for the years ended December 31, 2025 and 2024, respectively. The Company had three business acquisitions for the year ended December 31, 2025, which used net cash of $39.3 million compared to no business acquisitions for the year ended December 31, 2024. Additions to property, equipment and software was $24.9 million for the year ended December 31, 2025 compared to $21.7 million in December 31, 2024. Net amount of $11.1 million was advanced for loans to ISOs and ISVs for the year ended December 31, 2025, compared to $3.4 million in 2024. The Company acquired intangible assets, unconsolidated equity investments and other short term investment of $98.7 million for the year ended December 31, 2025 compared to acquisition of intangible assets and an unconsolidated equity investment $10.5 million in December 31, 2024.
Cash Provided by Financing Activities
Net cash provided by financing activities was $426.2 million for the year ended December 31, 2025, compared to $147.6 million for the year ended December 31, 2024. The net cash provided by for the year ended December 31, 2025 included changes in the net obligations for funds held on the behalf of customers of $355.1 million, borrowings under the Second and Third Amendment to the 2024 Credit Agreement and the Residual Finance credit facility net of issues discount, principal repayments and payments of debt issuance and modification costs of $100.8 million, and proceeds for the exercise of stock options of $0.5 million. This was further offset by redemption of non-controlling interest in subsidiary of $7.0 million, $3.2 million of cash used for shares withheld for taxes, and $20.1 million of payment of contingent consideration for business combinations. For the year ended December 31, 2024, included changes in the net obligations for funds held on the behalf of customers of $179.6 million, borrowings under the 2024 Credit Agreement (including the First Amendment) net of issue discounts of $945.1 million, and proceeds for the exercise of stock options of $1.8 million. This was offset by repayment of the principal of the 2021 Credit Agreement and debt issuance and modification costs related to the refinancing of $666.5 million, redemption of the redeemable senior preferred stock including dividends of $303.2 million, redemption of non-controlling interest in subsidiary of $2.1 million, $1.5 million of cash used for shares withheld for taxes, and $5.6 million of payment of contingent consideration for business combinations.
Long-Term Debt
For the year ended December 31, 2025, the Company had outstanding debt obligations, including the current portion and net of unamortized debt discount, of $1.06 billion, compared to $945.5 million for the year ended December 31, 2024, resulting in an increase of $109.9 million. The debt balance for the year ended December 31, 2025 consisted of funds outstanding under the 2024 term facility and Residual Finance credit facility, offset by $16.0 million of unamortized debt discounts and issuance costs. There were no funds outstanding under the revolving credit facility as of December 31, 2025 and 2024. Minimum amortization of the 2024 Credit Agreement term facility are equal quarterly installments in aggregate annual amounts equal to $10.4 million, with the balance paid upon maturity. Payment is due on maturity for the Residual Finance credit facility.
On May 16, 2024, the Company entered in to the 2024 Credit Agreement, which provided a $835.0 million term facility and a revolving credit facility of $100.0 million. The term facility was further increased by $115.0 million (First Amendment to the 2024 Credit Agreement) effective November 21, 2024. The outstanding borrowings will accrue using the SOFR rate plus an applicable margin per year subject to a SOFR floor of 0.50%. The term facility matures in May 2031 and the revolving credit facility expires in May 2029.
On July 31, 2025, the Company entered into the second amendment to the 2024 Credit agreement, which increased the principal balance of the term facility from $935.5 million to $1.00 billion, increased quarterly principal payments from $2.4 million to $2.5 million, extended the maturity date from May 2031 to July 2032 and decreased the margin rate from 4.75% to 3.75%. The amendment also increased the credit commitment under the revolving credit facility from $70.0 million to $100.0 million, extended the maturity date from May 2029 to July 2030 and decreased the margin rate from 4.25% to 3.50%.
On October 1, 2025, the Company entered into the third amendment to the 2024 Credit Agreement, which increased the principal balance of the term loan from $1.00 billion to $1.04 billion and increased quarterly principal payments from $2.5 million to $2.6 million. All other material terms of the 2024 Credit agreement remained unchanged. As of December 31, 2025, there are no principal payments due for the next 12 months due to a prepayment in the fourth quarter of 2025.
On August 18, 2025, a wholly owned subsidiary of the Company not restricted by the 2024 Credit Agreement entered into the Residual Finance credit facility which provides a delayed draw term loan facility with a total commitment of $50.0 million of which the Company has drawn $35.4 million. The agreement also provides an accordion feature to increase the commitment by an aggregate amount not to exceed $75.0 million such that the total commitment may equal, but not exceed, $125.0 million. The purpose of this credit facility is to fund certain residual purchases and loans to ISOs and ISVs. Outstanding borrowings under the Residual Finance credit facility accrue interest using a SOFR rate plus an applicable margin per year, equal to 6.25%, subject to a SOFR rate floor of 2.0% per year. Unused commitments are subject to an unused commitment fee on any undrawn amount equal to 1.0% per year of the unused portion.

The 2024 Credit Agreement and Residual Finance credit facility both contain representations and warranties, financial and collateral requirements, mandatory payment events, events of default and affirmative and negative covenants, including without limitation, covenants that restrict among other things, the ability to create liens, pay dividends or distribute assets from the loan parties to the Company, merge or consolidate, dispose of assets, incur additional indebtedness, make certain investments or acquisitions, enter into certain transactions (including with affiliates) and to enter into certain leases.
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving facility thereunder at quarter end, the loan parties are required to comply with certain restrictions on its Total Net Leverage Ratio, which is defined in the 2024 Credit Agreement as the ratio of consolidated total debt less unrestricted cash to consolidated adjusted EBITDA (as defined in the 2024 Credit Agreement). If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2025 through March 31, 2026;

2) 6.40:1.00 at each fiscal quarter ended June 30, 2026 and each fiscal quarter thereafter. As of December 31, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
The Residual Finance credit facility requires Finance SPV to comply with certain restrictions including minimum liquidity of $2.0 million, minimum tangible net worth of $5.0 million, maximum default ratio of 2.5%, maximum delinquency ratio of 5.0%, and a minimum excess spread ratio of 1.00 to 1.00. As of December 31, 2025, Finance SPV was in compliance with the restrictions in the agreement.
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
Goodwill and Long-lived Assets
We test goodwill for impairment for each of our reporting units on an annual basis on October 1 or when events occur, or circumstances indicate the fair value of a reporting unit may be below its carrying value. We perform the annual assessment using either the qualitative or quantitative method. The qualitative assessment considers industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting units or the Company as a whole. The quantitative assessment considers both the market approach, which estimates fair value using market multiples of comparable companies and transaction multiples of recent transactions, and the income approach, which estimates fair value using a discounted cash flow utilizing forecasted projections discount rates based on the reporting unit’s weighted average cost of capital. Changes in these estimates and assumptions or a significant decrease in earnings could materially affect the fair value of goodwill and could result in a goodwill impairment charge.
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
Business Combinations and Asset Acquisitions
We allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. For acquisitions that include contingent consideration, we estimate the fair value of contingent consideration at the acquisition date. The estimated fair value of contingent consideration is updated in future periods based on information available at that time. Management uses all available information when estimating the fair values of the assets acquired, liabilities assumed and contingent consideration, and must apply judgment and make certain assumptions when making these estimates. The assumptions management uses when determining fair values include estimated future cash flows or income, market rate assumptions, actuarial assumptions and discount rate assumptions. We typically engage third-party valuation advisors to assist in estimating the fair values of acquired assets and assumed liabilities. Our estimates of fair value are based upon assumptions the Company believes to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could differ materially.
We account for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
Our debt facilities under the 2024 Credit Agreement and the Residual Finance credit facility bear interest at either a base rate or a SOFR rate plus an applicable margin, each subject to a SOFR floor of 0.50% and 2.00%, respectively. As of December 31, 2025, outstanding borrowings were $1.02 billion under the 2024 Credit Agreement and $35.4 million under the Residual Finance credit facility. Ignoring the applicable SOFR floors, a hypothetical 1.00% increase or decrease in SOFR would increase or decrease cash interest expense by approximately $10.2 million under the 2024 Credit Agreement and $0.4 million under the Residual Finance credit facility. We do not currently hedge our exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Priority Technology Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Priority Technology Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and non-controlling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2026 expressed an unqualified opinion thereon.
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

Earn-out Provisions Related to Current Year Business Combinations and Asset Acquisitions
Description of the Matter
As outlined in Note 2 to the consolidated financial statements, the Company executed several acquisitions during the current year which included earn-out provisions as part of the consideration transferred. Two transactions involved more complex accounting judgments, specifically whether the transaction is a business combination or asset acquisition, and whether the earn-out represents compensation expense or contingent consideration.

The BOOM Commerce residual portfolio rights acquisition was accounted for under the acquisition method of accounting as an asset acquisition. As an asset acquisition, the earn-out provisions, not to exceed $17.0 million, are recognized only when payable or paid. The Dealer Merchant Services acquisition was accounted under the acquisition method of accounting as a business combination. The total purchase consideration included an earn-out provision with a maximum payout of $22.5 million, which was initially recorded at fair value of $17.1 million on the transaction date within Accounts Payable and Accrued Expenses, and Other Noncurrent Liabilities. The Company evaluated each transaction to determine if it qualified as an asset acquisition or a business combination, and further assessed whether the earn-out provisions awarded to employees who joined the Company should be classified as contingent consideration or as compensation expense.

Auditing the Company's accounting for the earnout provisions in these transactions was complex due to the judgments applied in the determination of whether the acquisition should be accounted for as business combination or asset acquisition and the judgments applied to determine whether the earn-out provision represented contingent consideration or compensation expense.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the internal controls over the Company’s determination as to whether the transactions meet the definition of a business combination or an asset acquisition, and the determination of the accounting for the earn out provision. This included testing controls related to the evaluation of the technical accounting conclusions supporting the recognition of these transactions.

To test the Company’s accounting conclusions as to whether the transactions should be accounted for as a business combination or an asset acquisition, and the accounting for the earn-out provisions, with the assistance of subject matter resources, our audit procedures included, among others, examining documents related to the acquisitions, including the purchase or asset agreements, reviewing management’s accounting memorandum and evaluating whether the judgments made by management were in accordance with applicable accounting standards. Additionally, we performed inquiries of senior management responsible for the acquisitions and assessed financial reporting considerations related to those discussions. We also tested the earn-out consideration for appropriate recognition and evaluated whether the disclosures were in accordance with applicable accounting standards.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Atlanta, Georgia
March 10, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Priority Technology Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Priority Technology Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Priority Technology Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and non-controlling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 10, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Atlanta, Georgia
March 10, 2026

Priority Technology Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$77,192	$58,600
Restricted cash	16,457	11,090
Accounts receivable, net of allowances of $6,297 and $3,045, respectively	91,300	67,969
Prepaid expenses and other current assets	32,145	22,990
Current portion of notes receivable, net of allowances of $0 and $0, respectively	2,062	3,638
Settlement assets	1,295,896	940,798
Total current assets	1,515,052	1,105,085
Notes receivable, less current portion	17,629	4,919
Property, equipment and software, net	58,636	52,477
Goodwill	416,641	376,091
Intangible assets, net	315,190	240,874
Deferred income taxes, net	46,350	24,697
Other noncurrent assets	29,306	22,717
Total assets	$2,398,804	$1,826,860
Liabilities, Stockholders' Deficit and Non-controlling interest
Current liabilities:
Accounts payable and accrued expenses	$70,636	$62,149
Accrued residual commissions	40,463	37,560
Customer deposits and advance payments	1,972	2,246
Current portion of long-term debt	—	9,503
Settlement obligations	1,297,263	940,213
Total current liabilities	1,410,334	1,051,671
Long-term debt, net of current portion, discounts and debt issuance costs	1,039,358	920,888
Other noncurrent liabilities	41,484	19,326
Total liabilities	2,491,176	1,991,885
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, $0.001 par value per share; 100,000,000 shares authorized; none issued or outstanding at December 31, 2025 and December 31, 2024	—	—
Common Stock,$0.001 par value per share; 1,000,000,000 shares authorized; 86,639,593 and 81,866,711 shares issued at December 31, 2025 and December 31, 2024, respectively; and 81,907,304 and 77,479,908 shares outstanding at December 31, 2025 and December 31, 2024, respectively.	82	77
Treasury stock at cost, 4,732,289 and 4,386,803 shares at December 31, 2025 and December 31, 2024, respectively	(22,759)	(19,607)
Additional paid-in capital	13,925	—
Accumulated other comprehensive income (loss)	(210)	(176)
Accumulated deficit	(91,453)	(147,134)
Total stockholders' deficit attributable to stockholders of Priority	(100,415)	(166,840)
Non-controlling interest in consolidated subsidiaries	8,043	1,815
Total stockholders' deficit	(92,372)	(165,025)
Total liabilities, stockholders' deficit and Non-controlling interest	$2,398,804	$1,826,860
See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues	$953,009	$879,702	$755,612
Operating expenses
Costs of services (excludes depreciation and amortization)	578,315	551,621	480,307
Salary and employee benefits	107,787	89,216	79,974
Depreciation and amortization	63,183	58,041	68,395
Selling, general and administrative	62,479	47,403	45,412
Total operating expenses	811,764	746,281	674,088
Operating income	141,245	133,421	81,524
Other expense
Interest expense	(90,654)	(88,948)	(76,108)
Debt extinguishment and modification costs	(12,514)	(10,369)	—
Other income, net	8,202	3,177	1,736
Total other expense, net	(94,966)	(96,140)	(74,372)
Income before income taxes	46,279	37,281	7,152
Income tax (benefit) expense	(9,402)	13,266	8,463
Net income (loss)	55,681	24,015	(1,311)
Less: Dividends, accretion, and related excise tax attributable to redeemable senior preferred stockholders	—	(47,336)	(47,744)
Less: Return on redeemable NCI in consolidated subsidiary	—	(639)	—
Net income (loss) attributable to common stockholders	55,681	(23,960)	(49,055)
Other comprehensive income (loss)
Foreign currency translation adjustments	(34)	(147)	(29)
Comprehensive income (loss)	$55,647	$(24,107)	$(49,084)

Earnings (loss) per common share:
Basic	$0.70	$(0.31)	$(0.63)
Diluted	$0.68	$(0.31)	$(0.63)

Weighted-average common shares outstanding:
Basic	79,798	77,993	78,333
Diluted	81,468	77,993	78,333

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCI	Total
	Shares	$	Shares	$
January 1, 2023	76,044	$76	2,341	$(11,559)	$9,650	$—	$(102,208)	$(104,041)	$1,255	$(102,786)
Equity-classified stock-based compensation	—	—	—	—	6,480	—	—	6,480	—	6,480
Vesting of stock awards and ESPP purchases	1,204	1	—	—	182	—	—	183	—	183
Shares withheld for taxes	(291)	—	291	(1,256)	—	—	—	(1,256)	—	(1,256)
Dividends on redeemable senior preferred stock	—	—	—	—	(44,404)	—	—	(44,404)	—	(44,404)
Accretion of redeemable senior preferred stock	—	—	—	—	(3,340)	—	—	(3,340)	—	(3,340)
Adjustments to NCI	—	—	—	—	—	—	—	—	(403)	(403)
Issuance of profit interests/common equity in subsidiaries	—	—	—	—	—	—	—	—	802	802
Foreign currency translation adjustment	—	—	—	—	—	(29)	—	(29)	—	(29)
Reclassification of negative additional paid-in capital	—	—	—	—	31,432	—	(31,432)	—	—	—
Net loss	—	—	—	—	—	—	(1,311)	(1,311)	—	(1,311)
December 31, 2023	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCI	Total
	Shares	$	Shares	$
January 1, 2024	76,957	$77	2,632	$(12,815)	$—	$(29)	$(134,951)	$(147,718)	$1,654	$(146,064)
Equity-classified stock-based compensation	—	—	—	—	5,957	—	—	5,957	—	5,957
PHOT Share issuance	813	1	—	—	—	—	—	1	—	1
Exchange for PHOT redeemable NCI	(1,428)	(2)	1,428	(5,255)	—	—	—	(5,257)	—	(5,257)
Return of PHOT redeemable NCI	—	—	—	—	(639)	—	—	(639)	—	(639)
Redemption of PHOT redeemable NCI, net of tax	—	—	—	—	3,734	—	—	3,734	—	3,734
Vesting of stock awards and ESPP purchases	1,197	1	—	—	238	—	—	239	—	239
Shares withheld for taxes	(326)	—	326	(1,537)	—	—	—	(1,537)	—	(1,537)
Exercise of stock options	267	—	—	—	1,848	—	—	1,848	—	1,848
Dividends on redeemable senior preferred stock	—	—	—	—	(27,678)	—	—	(27,678)	—	(27,678)
Accretion of redeemable senior preferred stock	—	—	—	—	(16,920)	—	—	(16,920)	—	(16,920)
Excise tax on repurchase of redeemable senior preferred stock	—	—	—	—	—	—	(2,738)	(2,738)	—	(2,738)
Adjustment to NCI	—	—	—	—	—	—	—	—	161	161
Foreign currency translation adjustment	—	—	—	—	—	(147)	—	(147)	—	(147)
Reclassification of negative additional paid-in capital	—	—	—	—	33,460	—	(33,460)	—	—	—
Net income	—	—	—	—	—	—	24,015	24,015	—	24,015
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)

Priority Technology Holdings, Inc.
Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCI	Total
	Shares	$	Shares	$
January 1, 2025	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	5,953	—	—	5,953	—	5,953
Vesting of stock awards and ESPP purchases	1,135	1	—	—	396	—	—	397	—	397
Shares withheld for taxes	(346)	—	346	(3,152)	—	—	—	(3,152)	—	(3,152)
Exercise of stock options	67	—	—	—	467	—	—	467	—	467
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Shares issued as part of Boom asset purchase	1,767	2	—	—	13,459	—	—	13,461	—	13,461
Purchase of NCI	—	—	—	—	(6,348)	—	—	(6,348)	(669)	(7,017)
Issuance of NCI as part of DMS acquisition	—	—	—	—	—	—	—	—	6,562	6,562
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	335	335
Foreign currency translation adjustment	—	—	—	—	—	(34)	—	(34)	—	(34)
Net income	—	—	—	—	—	—	55,681	55,681	—	55,681
December 31, 2025	81,907	$82	4,732	$(22,759)	$13,925	$(210)	$(91,453)	$(100,415)	$8,043	$(92,372)

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$55,681	$24,015	$(1,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of assets	63,183	58,041	68,395
Stock-based compensation, ESPP, and incentive units compensation	10,807	6,118	6,769
Amortization of debt issuance costs and discounts	1,798	2,736	3,849
Debt extinguishment and modification costs	12,514	10,369	—
Deferred income tax benefit	(12,153)	(2,194)	(6,086)
Change in deferred consideration liability	2,692	2,839	(1,639)
Other non-cash items, net	(293)	(147)	(3,924)
Bargain purchase gain	(3,989)	—	—
Change in operating assets and liabilities:
Accounts receivable	(21,863)	(9,387)	24,471
Prepaid expenses and other current assets	(84)	(6,062)	(936)
Income taxes receivable	(8,554)	(3,633)	(273)
Notes receivable	—	—	(912)
Accounts payable and accrued expenses	5,743	4,535	(2,954)
Accrued residuals commissions	2,903	5,027	(264)
Customer deposits and advance payments	(319)	(1,688)	1,102
Other assets, net	(4,449)	(6,214)	(6,763)
Other liabilities, net	(3,612)	1,254	1,732
Net cash provided by operating activities	100,005	85,609	81,256
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(39,301)	—	(28,222)
Additions to property, equipment and software	(24,926)	(21,693)	(21,256)
Notes receivable, net (see Note 5)	(11,134)	(3,361)	376
Acquisition of assets	(69,462)	(5,667)	(6,646)
Other investing activities	(29,218)	(4,825)	—
Net cash used in investing activities	(174,041)	(35,546)	(55,748)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	1,066,607	945,126	49,750
Debt issuance and modification costs paid	(4,826)	(7,680)	(1,220)
Repayments of long-term debt	(960,985)	(658,835)	(6,328)
Borrowings under revolving credit facility	—	—	44,000
Repayments of borrowings under revolving credit facility	—	—	(56,500)
Redemption of senior preferred stock	—	(225,000)	—
Redemption of accumulated dividend on redeemable preferred stock	—	(54,557)	—
Redemption of redeemable non-controlling interest in subsidiary	(7,017)	(2,130)	—
Shares withheld for taxes	(3,152)	(1,538)	(1,256)
Dividends paid to redeemable senior preferred stockholders	—	(23,646)	(24,718)
Proceeds from the exercise of stock options	467	1,816	—
Settlement obligations, net	355,127	179,614	211,077
Payment of contingent/deferred consideration	(20,051)	(5,592)	(4,700)

Priority Technology Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net cash provided by financing activities	426,170	147,578	210,105
Net change in cash and cash equivalents, and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	352,134	197,641	235,613
Cash and cash equivalents, and restricted cash at beginning of period	993,864	796,223	560,610
Cash and cash equivalents, and restricted cash equivalents at end of period	$1,345,998	$993,864	$796,223

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$77,192	$58,600	$39,604
Restricted cash	16,457	11,090	11,923
Cash and cash equivalents included in settlement assets (restricted in nature, see Note 4)	1,252,349	924,174	744,696
Total cash and cash equivalents, and restricted cash	$1,345,998	$993,864	$796,223

Supplemental cash flow information:
Cash paid for interest	$85,817	$82,280	$75,859
Cash paid for income taxes, net of refunds	$10,588	$19,200	$12,917
Non-cash investing and financing activities:
Addition of contingent/deferred consideration liabilities	$28,134	$—	$8,419
Deferred consideration accrual	$2,692	$2,839	$5,951
Net non-cash change in lease liability	$1,091	$1,549	$1,520
Measurement period adjustment to purchase price	$(663)	$12	$111
Acquisition of intangible asset	$(1,680)	$(4,031)	$—
Cash portion of dividend payable and ticking fee for redeemable senior preferred stock(1)	$—	$—	$(7,027)
Issuance of NCI	$6,562	$—	$184
Issuance of Common Stock in asset acquisition	$13,461	$—	$—
Liability incurred in asset acquisition	$4,000	$—	$—
Adjustment to value of profit interest unit	$—	$—	$(404)

(1)The dividend payable for year ended December 31, 2023, was paid on January 2, 2024.

See Notes to Consolidated Financial Statements

Priority Technology Holdings, Inc.
Notes to Consolidated Financial Statements

1.    Nature of Business and Significant Accounting Policies
The Business
Priority is a payments and banking fintech purpose-built to collect, store, lend and send money. Our connected commerce engine combines full-service merchant acquiring for accounts receivable, complete automated payables tools for bill payment, and sophisticated treasury management solutions. These combine to accelerate cash flow and optimize working capital for our customers.

The Company provides its services through the following reportable segments:
•Merchant Solutions: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
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
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.
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
In order to provide our payment services, we obtain authorization for the transaction and request funds settlement from the card issuing financial institution through the payment network. When third parties are involved in the transfer of services or goods to the customer, the Company considers the nature of each specific promised service or good and applies judgment to determine whether the Company controls the service or good before it is transferred to the customer or whether the Company is acting as an agent of the third party or principal to the customer. To determine whether the Company controls the service or good, it assesses indicators including: 1) which party is primarily responsible for fulfillment; 2) which party has discretion in determining pricing for the service or good; and 3) other considerations deemed to be applicable to the specific situation. Based on our assessment of these indicators, we have concluded that the promise to our customers to provide payment services is distinct from the services provided by the card issuing FIs, sponsor banks, and payment networks in connection with payment transactions. We do not have the ability to direct the use of and obtain substantially all of the benefits of the services provided by the card issuing FIs, sponsor bank fees, and payment networks before those services are transferred to our customer, and on that basis, we do not control those services prior to being transferred to our customer. As a result, we present our revenues net of the interchange fees retained by the card issuing FIs and the fees charged by the payment networks except for our Plastiq (Payables segment) business where the Company is considered a merchant of record and therefore, revenue is presented on gross basis.
Merchant Solutions – The Company's Merchant Solutions segment enables the Company's customers to accept card, electronic and digital-based payments at the point of sale by providing a suite of services including authorization, settlement and funding, customer support and help-desk functions, chargeback resolution, payment security, consolidated billing and statements, and online reporting. The Company also earns revenue and commissions from resale of electronic POS equipment and certain subscription coupons.
Typically, revenues generated from these transactions are based on a variable percentage of the dollar amount of each transaction, and in some instances, additional fees (e.g., statement fees, annual fees and monthly minimum fees, fees for handling chargebacks, gateway fees and fees for other miscellaneous services) are charged for each transaction. The Company's sponsoring banks collect the gross merchant discount from the card holder's issuing bank, pay the interchange fees and assessments to the payment networks and credit card associations, retain their fees, and pay to the Company the net amount which represents the Company's revenue. Additionally, in certain cases, the Company directly bills to its customers at the month end and records the revenue on a net basis.
Payables – The Company's Payables segment enables the Company's customers to automate their accounts payable and other commercial payments functions with the Company's payment services that utilize physical and virtual payment cards as well as ACH transactions. The Company also provides cost-plus-fee turn-key business process outsourcing and assists commercial customers with programs that are designed to increase acceptance of Electronic Payments. Revenues are generally earned on a per-transaction basis and are recognized by the Company over time, net of certain third-party costs for interchange fees, assessments to the payment networks, credit card associations fees, sponsor bank fees and rebates to customers.
The Company's payables management platform (Plastiq) helps businesses improve cash flow with instant access to working capital, while automating and enabling control over all aspects of accounts receivable and payable. For these transactions, the Company acts as a merchant of record, therefore, considered as the principal and accordingly presents its revenue on a gross basis. The Company also offers volume rebates as an incentive to increase business and customer engagement. These rebates are presented as net of revenue.
Treasury Solutions – The Company's Treasury Solutions segment uses payment-adjacent technologies to facilitate the acceptance of Electronic Payments from customers.
Revenue from the Treasury Solutions segment consists of the following:
•Enrollment fees: The enrollment fees are charged for services provided in connection with initial setup (i.e. data verification and review of underlying documents) and is recognized as revenue at the time of the receipt of a fully executed enrollment application, completion of the customer account setup, and the constructive receipt of the applicable non-refundable fee.
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
•Interest revenue: Interest revenue is derived from certain customer balances maintained in interest bearing accounts with select partner banks and recognized when earned.
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
Interest income is recognized using the effective interest rate method, which is based upon the respective interest rates and the average daily asset balance.
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
Cost of Services (excludes depreciation and amortization)
Costs of merchant card fees primarily consist of residual payments to agents and ISOs and other third-party costs directly attributable to payment processing. The residual payments represent commissions paid to agents and ISOs based upon a percentage of the net revenues generated from merchant transactions.

Costs of outsourced services and other revenue consist of the cost of equipment (point of sale terminals) sold, and third-party fees and commissions related to the Company's ACH processing activities. For the years ended December 31, 2024 and 2023, this also included salaries directly related to outsourced services revenue.

Cost of services for Passport includes bank partner fees for account issuance, maintenance, ledgering, settlement, and transaction‑based ACH, wire, and similar activity. It also includes technology platform fees and reseller commissions. Cost of services for CFTPay includes third‑party processing fees such as ACH origination charges, wire fees, and other settlement‑related banking costs. It also includes check printing, handling, and shipping fees for creditor disbursements.
For the Plastiq business, the Company acts as merchant of record and therefore transaction processing costs, including interchange fees, are presented as costs of services.
Contracts with Customers and Contract Costs
The Company accrues and pays commission expense based on variable merchant payment volumes and for certain customer service and other services provided by its ISOs. Since commission expenses are accrued and paid to ISOs on a monthly basis after the merchant enters into a new or renewed contract, these are not deemed to be a cost to acquire a new contract but they are reported within costs of services on our Consolidated Statements of Operations and Comprehensive Income (Loss). The ISO is typically an independent contractor or agent of the Company.
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
Contract Acquisition Costs
The Company pays certain bonuses to its ISOs for boarding incremental merchants which the Company expects to obtain benefit from in future periods. These bonuses are recorded as contract acquisition costs and are amortized over three or five years. Net contract acquisition costs were $6.4 million and $8.7 million at December 31, 2025 and December 31, 2024, respectively. Amortization expense for contract acquisition costs for the years ended December 31, 2025 and December 31,

2024 was $2.4 million and $2.0 million, respectively. Amortization expense for contact acquisition costs for the year ended December 31, 2023, was $1.0 million.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes highly liquid instruments with an original maturity of three months or less, and cash owned by the Company that is held in financial institutions. Restricted cash is held by the Company in financial institutions for the purpose of in-process customer settlements, reserves held per contract terms or minimum cash balance required to be maintained at the unrestricted subsidiary of the Company as per the terms of the Residual Finance credit facility.
Accounts Receivable, net
Accounts receivable includes amounts due from sponsor banks, agents, merchants, and other card networks and are stated net of allowance for current period credit losses for any uncollectible amounts. These balances are typically paid within 30 days following the end of each month.
Inventory
Inventory consists primarily of POS terminals which is carried at the lower of cost or net realizable value. Cost is equal to the purchase price and other expenses incurred with acquiring the inventory and is valued using the weighted average cost method. The carrying amount is reduced when items are determined to be obsolete/expired. For the years ended December 31, 2025 and 2024, the Company had a write-off for obsolete inventory for $0.2 million and $3.5 million, respectively.
As of December 31, 2025 and 2024, the Company’s inventory totaled $14.5 million and $7.7 million, respectively, of which $5.3 million and $7.1 million, respectively, represented inventory in transit. As of December 31, 2025 , $8.1 million is recorded in prepaid and other current assets and $6.4 million is recorded in other noncurrent assets on the Company's Consolidated Balance Sheets. As of December 31, 2024, $7.7 million is recorded in prepaid and other current assets on the Company's Consolidated Balance Sheets.
Notes Receivable
Notes receivable are primarily comprised of notes receivable from ISOs and ISVs under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and ISVs and to apply such residuals against future payments due to the Company. Notes receivable are recorded at the unpaid principal balance.
Allowance for Expected Losses
The Company utilizes a combination of aging and loss-rate methodologies to develop an estimate of current expected credit losses based on the nature and risks associated with the underlying asset pool. A broad range of factors are considered during the estimation of the allowance including historical losses, adjustments for current conditions and future trends. The Company may also utilize a mix of qualitative and quantitative risk factors within its estimation. As of December 31, 2025 and December 31, 2024, there was no allowance for expected loss on notes receivable. See Note 5. Notes Receivable. As of December 31, 2025 and December 31, 2024, the allowance for expected losses on settlement assets was $7.1 million and $7.9 million, respectively. See Note 4. Settlement Assets and Obligations. A reconciliation of the beginning and ending amount of allowance for expected losses for Trade Receivables and Settlement Assets is as follows for the year ended December 31, 2025:

(in thousands)	Trade Receivables	Settlement Assets
Balance at January 1, 2025	$(3,045)	$(7,936)
Charge-offs (recoveries), net	1,146	8,741
Provision	(2,889)	(9,383)
Reclassification	(1,509)	1,509
Balance at December 31, 2025	$(6,297)	$(7,069)

The Company has elected not to measure expected losses for accrued interest on notes receivable but instead recognize losses for accrued interest within the period losses are incurred.
Customer Deposits and Advance Payments
The Company may receive cash payments from certain customers and vendors that require future performance obligations by the Company. Amounts associated with obligations expected to be satisfied within one year are reported in customer deposits and advance payments on the Company's Consolidated Balance Sheets and amounts associated with obligations expected to be satisfied after one year are reported as a component of other noncurrent liabilities on the Company's Consolidated Balance Sheets. These payments are subsequently recognized in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) when the Company satisfies the performance obligations required to retain and earn these deposits and advance payments.
A vendor may make an upfront payment to the Company to offset costs that the Company incurs to integrate the vendor into the Company's operations. These upfront payments are deferred by the Company and are subsequently amortized against expense in its Consolidated Statements of Operations and Comprehensive Income (Loss) as the related costs are incurred by the Company in accordance with the agreement with the vendor.
Investments
During the year ended December 31, 2025 and 2024, the Company made investments in equity securities and other permissible investments, carried at the cost of $8.6 million and $4.8 million, within other noncurrent assets on the Company's Consolidated Balance Sheets. The fair value of the securities are not readily determinable. Accordingly, the Company has elected to apply the measurement alternative in accordance with ASC 321, Investments-Equity Securities, under which such investments are measured at cost, less any impairment. Investments in unconsolidated entities are evaluated for impairment when events and circumstances indicate that the carrying value of the investment has been impaired beyond a temporary period of time.
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

Property, equipment and software	Estimated Useful Life
Furniture and fixtures	5 - 10 years
Equipment	3 - 15 years
Computer software	2 - 5 years
Leasehold improvements	3 - 10 years
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
Software development costs may become impaired in situations where development efforts are abandoned due to the viability of the planned project becoming doubtful or due to technological obsolescence of the planned software product. There were no impairment charges associated with internal-use software for the years ended December 31, 2025, 2024 and 2023.
For the years ended December 31, 2025, 2024 and 2023, the Company capitalized software development costs of $19.7 million, $26.1 million and $21.3 million, respectively. As of December 31, 2025 and 2024, capitalized software development costs, net of accumulated amortization, totaled $51.2 million and $48.1 million, respectively, and are included in property, equipment and software, net on the Consolidated Balance Sheets.
Amortization expense for capitalized software development costs for the years ended December 31, 2025, 2024 and 2023 was $16.5 million, $11.8 million and $9.4 million, respectively, and are included in depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income (Loss).
Intangible Assets
Intangible assets acquired as asset acquisitions are initially recorded at cost and at fair value when acquired in connection with a business combination. The carrying value of an intangible asset acquired in an asset acquisition may subsequently be increased for contingent consideration when due to the seller and such amounts are payable. All of the Company's intangible assets, except goodwill and money transmission licenses, have finite lives and are subject to amortization. Intangible assets consist of acquired merchant portfolios, customer relationships, ISO and referral partner relationships, residual buyouts, trade names, technology, non-compete agreements and money transmission licenses.

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
Impairment of Long-lived Assets
The Company periodically reviews its long-lived assets for impairment to determine if events or changes in circumstances indicate the carrying value of an asset may not be recoverable. For long-lived assets, except goodwill and indefinite-lived intangibles, an impairment loss is indicated when the undiscounted future cash flows estimated to be generated by the asset group are not sufficient to recover the carrying value of the asset group. If indicated, the loss is measured as the excess of carrying value over the asset groups' fair value, as determined based on discounted future cash flows. The Company concluded there were no indications of impairment for the years ended December 31, 2025, 2024 and 2023.

Goodwill and Indefinite-lived Intangibles

The Company tests goodwill and indefinite-lived intangibles for impairment annually on October 1st, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. The test for impairment may be a qualitative or a quantitative analysis depending on the facts and circumstances associated with the reporting unit. Reporting units are reevaluated annually or when events occur such as a reorganization of our operating segments or business reasons resulting in material changes to how reporting units are organized and managed. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the indefinite-lived intangibles or goodwill within the reporting unit is less than its carrying value. See Note 7. Goodwill and Other Intangible Assets for further information.
Leases
The Company evaluates lease and service arrangements at lease inception to determine if the arrangement is a lease or contains a lease. Lease arrangements are evaluated at their commencement date to determine classification as operating or finance. Operating leases are reported as part of other noncurrent assets, accounts payable and accrued expenses and other noncurrent liabilities on the Company's Consolidated Balance Sheets. Finance leases, if applicable, are reported as part of property, equipment and software, net, and debt on the Company's Consolidated Balance Sheets. Leases with a term of twelve months or less ("short-term leases") are not included on the Company's Balance Sheets. The Company does not separate lease and non-lease components. Certain estimates and assumptions are made when determining the value of ROU Assets and the related liabilities, including when establishing the lease term and discount rates and variable lease payments (e.g., rent escalations tied to changes in the Producer Price Index). The lease term for all of the Company's leases includes the non-cancelable period of the lease adjusted for any renewal or termination options the Company is reasonably certain to exercise. The lease payment stream includes any rent escalation that is required under certain lease agreements. The Company's leases generally do not provide an implicit rate of interest, nor is it readily determinable by the Company, and as such the Company uses its incremental borrowing rate in determining the discounted value of the lease payments. Lease expense and depreciation expense, if applicable, are recognized on a straight-line basis over the term of the lease.
Settlement Assets and Obligations
Settlement assets and obligations recognized on the Company's Consolidated Balance Sheets represent intermediary balances arising in the Company's settlement process for merchants and other customers. See Note 4. Settlement Assets and Obligations.
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
Restructuring Costs
In the year ending December 31, 2023, the Company's Management approved a plan to restructure the business of its wholly owned subsidiary, PayRight. PayRight's business activity included advancing funds to customers, which did not generate the desired financial results due to changes in the economic environment, particularly the cost of capital. The restructuring plan included termination of the advancing business effective June 30, 2024. The Company included costs related to this restructuring within selling, general and administrative operating expenses and depreciation and amortization within its Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2023. The costs include allowance for certain advances whose recoverability was impacted by the restructuring of $3.5 million and $0.3 million for accelerated depreciation and amortization of assets of the restructured business.

Acquisitions
Business Combinations and Asset Acquisitions
Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed are recognized at their fair values on the acquisition date. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The fair values of the assets acquired and liabilities assumed, including earn-out provisions assumed, are determined based upon the valuation of the acquired business and involves making significant estimates and assumptions based on facts and circumstances that existed as of the acquisition date. The Company assesses earn-out provisions granted to employees who joined the Company upon the effective date of the acquisition for whether the earn-out represents contingent consideration, deferred consideration, or compensation expense depending on, among others, whether a requisite service period exists. The Company uses a measurement period following the acquisition date to gather information that existed as of the acquisition date that is needed to determine the fair value of the assets acquired and liabilities assumed. The measurement period ends once all information is obtained, but no later than one year from the acquisition date.
The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or otherwise does not meet the definition of a business. Asset acquisition-related costs are capitalized as part of the asset or assets acquired.

Deferred Consideration
The deferred considerations related to acquisitions are recorded at the fair value on the date of the acquisition and accreted to their redemption value through interest expense. Amounts due within 12 months under the terms of the agreement are classified as current within the Consolidated Balance Sheets.
Contingent Consideration
Contingent consideration related to the Company's business combinations are estimated based on the present value of a weighted payout probability at the measurement date using a Monte Carlo simulation model. This valuation falls within Level 3 in the fair value hierarchy. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value than what is reported. The current portion of contingent consideration is included in accounts payable and accrued expenses on the Company's Consolidated Balance Sheets and the noncurrent portion of contingent consideration is included in other noncurrent liabilities on the Company's Consolidated Balance Sheets.
For asset acquisitions that do not meet the definition of a business, the portion of the unpaid purchase price that is contingent on future activities is not recorded by the Company on the date of acquisition, but when it is payable or paid.

Non-controlling Interest
Occasionally, the Company issues common equity and non-voting incentive units within its subsidiaries. The Company is the majority owner of these subsidiaries and, therefore, the common equity and incentive units are deemed to be NCI. NCI is valued based on the events and methodologies including the acquisition-date fair value or the option pricing method.
To estimate the initial fair value of the incentive units, the Company utilizes future cash flow scenarios with focus on those cash flow scenarios which could result in future distributions to the NCI. In subsequent periods, income or loss will be attributed to an NCI based on the hypothetical liquidation at book value method utilizing the terms of the operating agreement between the Company and the NCI.
As the majority owner, the Company has call rights on the incentive units issued to the NCI. These call rights can only be executed under certain circumstances and execution is always optional at the Company's discretion. The call rights do not meet the definition of a free-standing financial instrument or derivative; thus no separate accounting is required for these call rights.
Residual Commissions
Residual commissions consist of amounts due to ISOs and ISVs and independent sales agents based on a percentage of the net revenues generated from the Company's merchant customers referred by the respective ISO, ISV and independent sales agent. Percentages vary based on the program type and transaction volume of each merchant. Residual commission expenses were $457.5 million, $426.6 million and $415.1 million, respectively, for the years ended December 31, 2025, 2024 and 2023, and are included in costs of services in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
ISO Deposit and Loss Reserve
ISOs may partner with the Company in an exclusive partner program in which ISOs are given negotiated pricing in exchange for bearing the risk of loss. Through the arrangement, the Company accepts deposits on behalf of the ISO and a reserve account is established by the Company. All amounts maintained by the Company are included in the accompanying Consolidated Balance Sheets as other noncurrent liabilities, which are directly offset by restricted cash accounts owned by the Company of $5.6 million and $5.2 million as of December 31, 2025 and 2024, respectively.
Stock-based Compensation
The Company recognizes the cost resulting from all stock-based payment transactions in the financial statements at grant date fair value. Stock-based compensation expense is recognized over the requisite service period and is reflected in salary and employee benefits expense on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Awards generally vest over three or four years and may not vest evenly over the vesting period. The effects of forfeitures are recognized as they occur. All shares issued from option exercises or vesting of PSU and RSU awards are original issuance shares and any shares withheld for taxes are repurchased by the Company.
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
Employee Stock Purchase Program
The 2021 Employee Stock Purchase plan authorizes the issuance of shares of the Company’s Common Stock pursuant to purchase rights granted to employees. The fair value of purchase rights issued under the Employee Stock purchase Plan is estimated using the Black-Scholes option pricing model. The model requires management to make a number of assumptions, including the fair value of the Company’s Common Stock, expected volatility, expected term, risk-free interest rate, and expected dividends. The Company records the resulting compensation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) over each three-month offering period. See Note 13. Stock-based Compensation.
Repurchased Stock
Pursuant to the provisions of ASC 505-30, Treasury Stock, the Company has elected to apply the cost method when accounting for treasury stock resulting from the repurchase of its Common Stock. Under the cost method, the gross cost of the shares reacquired is charged to a contra equity account, treasury stock. The equity accounts that were originally credited for the original share issuance, Common Stock and additional paid-in capital, remain intact. See Note 12. Stockholders' Deficit.

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
Earnings (Loss) per Share
Basic EPS is computed by dividing net income (loss) available to Common Stockholders by the weighted-average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution, if any, that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using either the treasury stock method or if-converted method, where appropriate. Diluted EPS excludes potential shares of Common Stock if their effect is anti-dilutive. If there is a net loss in any period, basic and diluted EPS are computed in the same manner. See Note 12. Stockholders' Deficit.
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
The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. The Company recognized interest and penalties associated with uncertain tax positions as a component of income tax expense. See Note 11. Income Taxes.
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
Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of the Indian subsidiaries of the Company is Indian Rupee (i.e. local currency of Republic of India). The functional currency of the Canadian subsidiaries of the Company is the Canadian Dollar. Accordingly, assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Translation adjustments are reported as a component of accumulated other comprehensive income (loss).
Concentration of Risk
A substantial portion of the Company's revenues and receivables are attributable to merchants. For the years ended December 31, 2025, 2024 and 2023, no individual merchant customer accounted for 10% or more of the Company's consolidated revenues. Most of the Company's merchant customers were referred to the Company by an ISO or other reseller partners. If the Company's agreement with an ISO allows the ISO to have merchant portability rights, the ISO can move the underlying merchant relationships to another merchant acquirer upon notice to the Company and completion of a "wind down" period. For the years ended December 31, 2025, 2024 and 2023, merchants referred by one ISO organization with merchant portability rights generated revenue within the Company's Merchant Solutions reportable segment that represented approximately 5%, 6% and 15%, respectively, of the Company's consolidated revenues.
As of December 31, 2025, the Company's settlement assets balance of $1.3 billion includes cash and cash equivalents of $1.3 billion related to customer account balances which are maintained in FDIC insured accounts with certain FIs. See Note 4. Settlement Assets and Obligations.
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

Income Taxes ASU 2023-09

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid disclosures. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and additional information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) are above a quantitative threshold. The amended guidance is effective for annual periods beginning after December 15, 2024. We adopted this guidance prospectively for the annual period ending December 31, 2025. For additional information, see Note 11. Income Taxes. Adoption of this standard did not have any significant impact on results of operations, financial position or cash flows.

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

Accounting for Internal-Use Software ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) ("ASU 2025-06") for targeted improvements to the accounting for internal-use software. The amendment updates guidance to consider different methods of software development, updating the requirements for capitalization of software costs. This ASU is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

2.    Acquisitions
Payslate
On January 21, 2025, Priority’s wholly owned subsidiary, Priority Canada Acquisition Company, Inc. (the "acquiring entity"), acquired 100% of the equity interest in Payslate Inc. (Canada), and its subsidiary Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "Letus business"). The Letus business is engaged in processing of rent payments for property management companies in the United States and Canada. The acquisition will provide synergy opportunities to the Company's Treasury Solutions rent payment business and expand Priority's services in Canada. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $8.8 million, consisting of $4.4 million in cash consideration funded by the Company’s cash flows net of cash acquired, deferred consideration of $4.3 million and contingent consideration of $0.1 million.

The deferred consideration of $4.3 million was recorded at the fair value on the acquisition date. The deferred consideration will be paid monthly equal to 40% of gross profit under the agreement and total payments will not exceed $6.5 million. Any amount remaining but unpaid will be paid in full by January 21, 2030. The Company will accrete interest expense on the deferred consideration throughout the period, which was $0.5 million for the twelve months ended December 31, 2025. As of

December 31, 2025, total deferred consideration was $4.7 million, $1.1 million included in accounts payable and accrued expenses and $3.6 million included in noncurrent liabilities on the Consolidated Balance Sheets.

Results for the Letus business since the acquisition are included within the Treasury Solutions segment, which includes $1.0 million in revenue and a net loss of $1.0 million for the twelve months ended December 31, 2025.

The purchase price allocation is set forth in the table below:

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
(1)Cash at closing net of working capital adjustments.
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

Goodwill of $6.1 million arising from the acquisition primarily consists of the expected synergies and other benefits from combining operations. There was no goodwill deductible for income tax purposes. The goodwill was 100% allocated to the Company's Treasury Solutions reportable segment.

The Company incurred $0.5 million in acquisition related costs, which primarily consisted of consulting, legal and accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.

Sila

On August 26, 2025, Priority's wholly owned subsidiary, Priority Tech Ventures, LLC (the "acquiring entity"), through its merger subsidiary, acquired all outstanding shares, including all voting interests, in Sila Inc. ("the "Sila business" or "Sila"). Sila is a payment platform that enables ACH transfers, instant settlement, digital wallets and built-in compliance through a simple application programming interface. Technology acquired in this transaction will supplement Priority's current Treasury

Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 Business Combinations. The total purchase consideration was $7.2 million, consisting of $3.4 million in cash consideration funded by the Company's cash flows net of cash acquired, and contingent consideration of $3.8 million for contractual earn-outs and additional contingent consideration. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met and additional contingent considerations will be paid based on utilization of the seller's carryforward tax losses. The purchase price is considered preliminary pending finalization of working capital adjustments.

The contingent consideration for the contractual earn-outs was recorded at the fair value of $3.9 million on the acquisition date. The contingent consideration will be paid quarterly subject to terms and conditions noted within the agreement over a period of seven years and total payments will not exceed $17.0 million. As of December 31, 2025, total contingent consideration of $3.9 million is recorded in noncurrent liabilities on the Consolidated Balance Sheets.

Results for the Sila business since the acquisition are included within the Treasury Solutions reportable segment, which includes $0.3 million in revenue and a net loss of $0.6 million for the twelve months ended December 31, 2025.

The preliminary purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash(1)(4)	$3,449
Contingent consideration (2)(4)	3,881
Less: cash acquired	(100)
Total purchase consideration, net of cash acquired	$7,230

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable(4)	$68
Prepaid expenses(4)	346
Other noncurrent assets(3)(4)	9,522
Intangible assets:
Trademarks(4)	772
Technology(4)	943
Accounts payable and accrued expenses(4)	(386)
Customer deposits	(46)
Fair value of net assets acquired	$11,219

Estimated bargain purchase gain(4)	$3,989
(1)Cash at closing net of working capital adjustments.
(2)The fair value of the contingent consideration was determined utilizing a Monte Carlo simulation. The payments were calculated based on the path for the simulated metrics and the contractual terms of the contingent consideration payments and were discounted to present value at a rate reflecting a risk associated with the payoffs. The fair value was estimated to be the average present value of the contingent consideration payments over all iterations of the simulation. The contingent consideration represents the fair value of the contractual earn-outs and the share of net operating loss carryforwards owed to the seller in the future.
(3)Includes a deferred tax asset of $9.5 million.
(4)During the fourth quarter of 2025, the Company recorded measurement period adjustments due to additional information received that existed on the acquisition date.

The fair value of acquired assets and assumed liabilities exceeded the consideration paid, resulting in a bargain purchase gain. The Company reviewed its acquisition accounting methods, confirmed all assets and liabilities were properly identified, and ensured measurements reflected all consideration as of the closing date. The gain was primarily due to recognizing a deferred tax asset recorded in accordance with ASC 740 related to Sila's historical net operating losses. The estimated bargain purchase gain is recorded in other income, net, in the Consolidated Statements of Operations and Comprehensive Income (Loss) for twelve months ended December 31, 2025.

The Company incurred $0.2 million in acquisition legal expenses for the acquisition, which were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.

DMS
On October 1, 2025, Priority's subsidiary, Priority DMS, LLC, ("the Acquiring Entity") entered into the asset purchase and contribution agreement with DMSJV, LLC ("DMS"), to acquire substantially all of the assets of DMS, including all voting interests. DMS provides credit card processing solutions to automotive dealerships via marketing and selling card and ACH processing services and ancillary services including POS systems, payment gateways, payment processing and authorization, clearing, and settlement for credit card, debit and ACH transactions, which will supplement the Company's Merchant Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 Business Combinations. The total purchase consideration was $57.9 million, consisting of $31.5 million in cash consideration funded by the Company's term loan facility, deferred consideration of $2.8 million, contingent consideration of $17.1 million for contractual earn-outs and $6.6 million in non-voting subsidiary shares issued to the sellers. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met. The purchase price is considered preliminary pending finalization of working capital adjustments.

The contingent consideration for the contractual earn-outs was recorded at the fair value of $17.1 million on the acquisition date. The contingent consideration will be paid when an initial cumulative threshold for gross profit is met, subject to terms and conditions noted within the agreement, over a period of at least four years and total payments will not exceed $22.5 million. As of December 31, 2025, total contingent consideration of $17.1 million is recorded in noncurrent liabilities on the Consolidated Balance Sheets.

Results for the DMS since the acquisition are included within the Merchant Solutions reportable segment, which includes $2.8 million in revenue and a net loss of $0.3 million for the twelve months ended December 31, 2025.

The preliminary purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash	$31,500
Contingent consideration(2)	17,066
Common equity of the Acquiring Entity(3)	6,562
Deferred consideration(1)	2,801
Total purchase consideration, net of cash acquired	$57,929

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$11
Inventory	145
Other noncurrent assets	7
Goodwill	34,159
Intangible assets:
Customer relationships	17,187
Trademarks	3,222
Technology	3,277
Accounts payable and accrued expenses	(79)
Total purchase consideration	$57,929
(1)The deferred consideration represents the fair value of the amount to be remitted upon direction of the seller no later than four years from the acquisition date.
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
(3)The fair value determination for the Class B units utilized an option pricing model. The seller may request to convert 50% of the Class B Units to shares in the Company no later than five years from the acquisition date.

Goodwill of $34.2 million arising from the acquisition primarily consists of the expected synergies and other benefits from combining operations. There was no goodwill deductible for income tax purposes. The goodwill was 100% allocated to the Company's Merchant Solutions reportable segment.

The Company incurred $0.2 million in acquisition related costs, which primarily consisted of consulting, legal and accounting and valuation expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.
Other Acquisitions

Boom Commerce
On August 18, 2025, Priority Boom, LLC, a subsidiary of Priority, completed its acquisition of certain residual portfolio rights for a purchase price of $73.5 million in cash, $13.5 million in Common shares of Priority and earn-out payments not to exceed $17.0 million based on meeting certain thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business; therefore, it was accounted for as an asset acquisition under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As an asset acquisition, additional purchase price (in the form of earn-outs) is accounted for when payment to the seller becomes payable and is added to the carrying value of the asset.

Acquisitions occurred in prior years
Plastiq Acquisition
On May 23, 2023, Plastiq, Powered by Priority, LLC (the "Acquiring Entity"), a subsidiary of Priority, entered into a stalking horse equity and asset purchase agreement with Plastiq, Inc. and certain of its affiliates ("Plastiq") to acquire substantially all of the assets of Plastiq, including the equity interest in Plastiq Canada, Inc. Plastiq is a buyer funded Payables platform offering bill pay and instant access to working capital to its customers and will complement the Company's existing supplier-funded Payables business. On May 24, 2023, Plastiq filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.
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

(3)During the first and second quarters of 2024, the Company recorded immaterial measurement period adjustments due to a pre-acquisition tax accrual and security deposit which resulted in an adjustment to goodwill, accounts payable and accrued expenses, and prepaid expenses. The goodwill was 100% allocated to the Company's Payables reportable segment.
3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Revenue Type:
Merchant card fees	$710,915	$670,411	$595,205
Money transmission services	159,169	130,123	98,137
Outsourced services and other services	70,708	67,018	49,600
Equipment	12,217	12,150	12,670
Total revenues(1)(2)	$953,009	$879,702	$755,612
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $58.4 million, $52.3 million and $33.4 million, of interest income for the years ended December 31, 2025, 2024 and 2023, respectively, is included in outsourced services and other services revenue in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Year Ended December 31, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$625,232	$—	$4,620	$12,217	$642,069
Payables	84,984	—	15,888	—	100,872
Treasury Solutions	5,142	159,169	51,468	—	215,779
Eliminations	(4,443)	—	(1,268)	—	(5,711)
Total revenues	$710,915	$159,169	$70,708	$12,217	$953,009

	Year Ended December 31, 2024
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$595,104	$—	$6,293	$12,150	$613,547
Payables	75,822	—	13,281	—	89,103
Treasury Solutions	1,989	130,123	48,336	—	180,448
Eliminations	(2,504)	—	(892)	—	(3,396)
Total revenues	$670,411	$130,123	$67,018	$12,150	$879,702

	Year Ended December 31, 2023
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$564,356	$—	$6,225	$12,670	$583,251
Payables	31,114	—	10,042	—	41,156
Treasury Solutions	410	98,142	33,634	—	132,186
Eliminations	(675)	(5)	(301)	—	(981)
Total revenues	$595,205	$98,137	$49,600	$12,670	$755,612
Deferred revenues were not material for the years ended December 31, 2025, 2024 and 2023.
Contract Assets and Contract Liabilities
Material contract assets and liabilities are presented net at the individual contract level in the Consolidated Balance Sheets and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract liabilities were $0.9 million, $0.2 million and $0.6 million as of December 31, 2025, 2024, and 2023, respectively. Substantially all of these balances are recognized as revenue within 12 months.
Contract assets were not material for any period presented.
Impairment losses recognized on receivables or contract assets arising from the Company's contracts with customers were $1.1 million, $6.2 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023,respectively.
4.    Settlement Assets and Obligations
Settlement assets and obligations include, 1) funds due from merchants arising from settlement of funds for sales and credits between card issuers and merchants 2) card settlement funds due from networks due to timing and its related obligations, and 3) Customer/Subscriber account balances and related obligations resulting from licensed money transmitter services.

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

Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Exception items that the Company has deemed uncollectible are recorded as merchant losses, a component of cost of revenue in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Expenses for merchant losses net of recoveries for the years ended December 31, 2025, 2024 and 2023 were $0.4 million, $0.9 million and $1.0 million, respectively.

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

•Priority processes payments to the customers’ payees wherein customers funds are received either in company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customers’ payees. Balances in the bank-owned FBO accounts and related obligations are not considered assets and obligations of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Amounts due to customers’ payees that are held in company-owned bank accounts are included in restricted cash in the Company's Consolidated Balance Sheets and related obligations are presented as due to customers’ payees.

MTL Customer cash and cash equivalents (restricted in nature), short-term investments and MTL Customer account obligations
The Company provides treasury solutions to its customers through its money transmission licenses in 46 states, the District of Columbia, and 2 territories of the United States and through agency relationships with banks in the remaining states. These services include the acceptance and disbursement of funds. While waiting for disbursement, these funds are held in bank accounts maintained by the Company on behalf of its customers. Per the money transmission regulations, the Company is allowed to invest available balances in these accounts in certain permitted investments, and returns on such investments contribute to the Company's net cash inflows. As such, the Company recognized these balances and related obligations on its balance sheet. Considering these balances are payable on demand and are related to settlement activities, they are presented as settlement assets (as part of the current assets) and the related obligations as settlement obligations (as part of the current liabilities) in the Company's Consolidated Balance Sheets. The nature of these MTL Customer cash and cash equivalent are restricted in nature and therefore these balances are presented as restricted cash on the Company's Consolidated Statement of Cash Flows. The MTL Short-term investments are included within acquisitions of assets and other investing activities on the Company's Consolidated Statement of Cash Flows.

The Company's consolidated settlement assets and obligations were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants (1)(2)	$2,455	$2,587
Card settlements due from networks	16,092	12,307
Other settlement assets	—	1,730
Subtotal	$18,547	$16,624
MTL Customer cash and cash equivalents (restricted in nature)(3)	1,252,349	924,174
MTL Short-term investments	25,000	—
Total settlement assets	$1,295,896	$940,798

Settlement Obligations:
Customer account obligations	$1,244,975	$897,497
Subscriber account obligations	32,031	26,677
Total customer/subscriber account obligations	1,277,006	924,174
Due to customer payees (4)(5)	20,257	16,039
Total settlement obligations	$1,297,263	$940,213
(1)Allowance for estimated losses was $7.1 million and $7.9 million as of December 31, 2025 and 2024, respectively.
(2)Excludes merchant funds held at member banks of $103.9 million and $106.2 million on December 31, 2025 and 2024, respectively.
(3)Excludes funds held under agency arrangement with member banks (in states where the Company does not have a money transmitter license), balances remain under the control of the member banks (therefore not the assets or obligation of the Company). Agency owned accounts held $50.3 million and $22.6 million at December 31, 2025 and 2024, respectively.
(4)Includes $16.1 million and $12.3 million as of December 31, 2025 and 2024, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Consolidated Balance Sheets.
(5)Excludes amounts due to customer payees that are held in bank-owned FBO accounts which are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $151.8 million and $90.3 million at December 31, 2025 and 2024, respectively.
5.     Notes Receivable
The Company has notes receivable of $19.7 million and $8.6 million as of December 31, 2025 and 2024, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Consolidated Balance Sheets. The notes bear a weighted-average interest rate of 13.6% and 16.9% as of December 31, 2025 and 2024, respectively. The notes receivable are comprised of notes receivable from ISOs and ISVs, and under the terms of the agreements the Company preserves the right to hold back residual payments due to the ISOs and ISVs and to apply such residuals against future payments due to the Company. As of December 31, 2025 and 2024, the Company had no allowance for doubtful notes receivable.
The following table provides a reconciliation for activity within the notes receivable as of December 31, 2025:

(in thousands)
Balance at January 1, 2025	$8,557
Principal payments	(7,766)
Advances during the period	18,900
Balance at December 31, 2025	$19,691

As of December 31, 2025, the principal payments for the Company's notes receivables are due as follows:

(in thousands)
Year Ending December 31,
2026	$2,062
2027	3,458
2028	4,392
2029	3,863
2030	5,916
Thereafter	—
Total	$19,691

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Computer software	$125,073	$104,683
Equipment	14,037	11,571
Leasehold improvements	2,621	2,718
Furniture and fixtures	875	1,365
Property, equipment and software	142,606	120,337
Less: Accumulated depreciation	(86,245)	(70,258)
Capital work in-progress	2,275	2,398
Property, equipment and software, net	$58,636	$52,477

	Years Ended December 31,
(in thousands)	2025	2024	2023
Depreciation expense	$18,768	$13,896	$11,494
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. During the year ended December 31, 2025 and 2024, certain fully depreciated assets were removed from service.

7.    Goodwill and Intangible Assets
Goodwill
The Company records goodwill upon acquisition of a business when the purchase price is greater than the fair value assigned to the underlying separately identifiable tangible and intangible assets acquired and the liabilities assumed. The Company's goodwill relates to the following reportable segments:

(in thousands)	December 31, 2025	December 31, 2024
Merchant Solutions	$158,298	$124,139
Treasury Solutions	251,103	244,712
Payables	7,240	7,240
Total	$416,641	$376,091
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at January 1, 2025	$376,091
Letus business combination	6,070
DMS business combination	34,159
Foreign currency translation adjustment	321
Balance at December 31, 2025	$416,641
On October 1, 2025, the Company performed the quantitative assessment for goodwill impairment as provided by ASC 350 – Intangibles-Goodwill and Other for all reporting units. The quantitative assessment considered both the market approach, which estimates fair value using market multiples of comparable companies and transaction multiples of recent transactions, and the income approach, which estimates fair value using a discounted cash flow utilizing forecasted projections discount rates based on the reporting unit’s weighted average cost of capital. These estimates change from year to year based on operating results, market conditions and other factors, and could materially impact the determination of fair value and potential goodwill impairment for each reporting unit. The quantitative assessment is sensitive to changes in estimates and assumptions utilized, the most sensitive of which is the discount rate. The results of the quantitative impairment analysis indicated the fair values of the reporting units exceeded their carrying values and therefore, there was no goodwill impairment.
As of December 31, 2025, the Company is not aware of any triggering events which have occurred since October 1, 2025. There was no impairment of goodwill for the years ended December 31, 2024 or 2023.

Intangible Assets
At December 31, 2025 and 2024, intangible assets consisted of the following:

(in thousands, except weighted-average data)	December 31, 2025			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$223,016	$(63,701)	$159,315	13.8
Residual buyouts	177,864	(119,861)	58,003	6.0
Customer relationships	139,463	(98,478)	40,985	8.8
Merchant portfolios	83,350	(68,787)	14,563	6.5
Technology	63,602	(32,684)	30,918	8.5
Trade names	13,329	(4,023)	9,306	10.6
Money transmission licenses(1)	2,100	—	2,100
Total	$702,724	$(387,534)	$315,190	9.4
(1)These assets have an indefinite useful life.

(in thousands, except weighted-average data)	December 31, 2024			Weighted-average Useful Life
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
ISO relationships	$182,339	$(49,501)	$132,838	14.6
Residual buyouts	143,862	(104,766)	39,096	6.2
Customer relationships	109,017	(95,320)	13,697	8.4
Merchant portfolios	83,350	(65,285)	18,065	6.5
Technology	58,639	(27,473)	31,166	8.7
Non-compete agreements	3,390	(3,390)	—	0.0
Trade names	7,104	(3,192)	3,912	10.6
Money transmission licenses(1)	2,100	—	2,100
Total	$589,801	$(348,927)	$240,874	9.5
(1)These assets have an indefinite useful life.
Fully amortized intangible assets are retained in intangible assets, net, until removed from service. During the year ended December 31, 2025, certain fully amortized intangible assets were removed from service.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Amortization expense (1)	$44,415	$44,145	$56,901

(1)Included in amortization expense is $2.4 million, $2.0 million and $1.0 million related to the amortization of certain contract acquisition costs for the years ended December 31, 2025, 2024, or 2023.
The estimated amortization expense of intangible assets as of December 31, 2025, for the next five years and thereafter is:

(in thousands)	Estimated Amortization Expense
Year Ending December 31,
2026	$51,836
2027	49,572
2028	41,237
2029	37,464
2030	33,998
Thereafter	98,983
Total(1)	$313,090
(1)Total will not agree to the intangible asset net book value due to intangible assets with indefinite useful life.
Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant events or circumstances.
The Company tests intangible assets for impairment when events occur or circumstances indicate that the fair value of an intangible asset or group of intangible assets may be impaired. There were no impairment losses for the years ended December 31, 2025, 2024, or 2023.
The Company also considered the market conditions and other factors and concluded that there were no additional impairment indicators present at December 31, 2025.
8.    Leases
The Company's leases consist primarily of real estate leases for office space, which are classified as operating leases. Lease expense for the Company's operating leases is recognized on a straight-line basis over the term of the lease. The Company did not have any finance leases at December 31, 2025 and 2024.

The ROU Assets and lease liabilities consisted of the following:

(in thousands, except weighted-average data)	Financial Statement Classification	December 31, 2025	December 31, 2024
Operating Lease ROU Assets:
Operating lease ROU Assets	Other noncurrent assets	$6,586	$7,305
Operating Lease Obligations:
Operating lease obligations - current	Accounts payable and accrued expenses	$1,039	$1,072
Operating lease obligations - noncurrent	Other noncurrent liabilities	6,065	6,707
Total operating lease obligations		$7,104	$7,779

Weighted-average remaining lease term in years		9.4	9.9
Weighted-average discount rate		6.6%	6.5%
The Components of lease expense were as follows:

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2025	2024	2023
Operating lease expense (1)	Selling, general and administrative	$1,607	$1,714	$1,760
(1)Excludes expenses related to short-term leases, which was immaterial for the years ended December 31, 2025, 2024 or 2023.

		Years Ended December 31,
(in thousands)	Financial Statement Classification	2025	2024	2023
Operating cash flows from operating leases	Operating activities	$1,556	$1,952	$1,862
Lease Commitments
Future minimum lease payments for the Company's real estate operating leases at December 31, 2025 were as follows:

(in thousands)
Year Ending December 31,	Amount Due
2026	$1,466
2027	1,182
2028	992
2029	683
2030	637
Thereafter	4,893
Total future minimum lease payments	9,853
Amount representing imputed interest	(2,749)
Total future minimum lease payments, net of interest	$7,104

9.    Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued expenses	$28,291	$26,787
Accrued card network fees	16,050	14,311
Accrued compensation	5,581	2,570
Contingent/deferred consideration, current portion	1,163	3,891
Accounts payable(1)	19,551	14,590
Total accounts payable and accrued expenses	$70,636	$62,149
(1) The current portion of the operating lease obligation is included in this amount.

10.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
2024 Credit Agreement
Term facility - matures July 31, 2032, interest rate of 7.47% and 9.11% at December 31, 2025 and 2024, respectively	$1,020,000	$945,537
Revolving credit facility - $100.0 million line matures July 31, 2030, interest rate of 7.22% and 8.61% at December 31, 2025 and 2024, respectively	—	—
Residual Finance credit facility
Delayed draw term facility - matures August 18, 2031, interest rate of 9.98% at December 31, 2025	35,394	—
Total debt obligations	1,055,394	945,537
Less: current portion of long-term debt	—	(9,503)
Less: unamortized debt discounts and deferred financing costs	(16,036)	(15,146)
Long-term debt, net	$1,039,358	$920,888
Contractual Maturities
Based on terms and conditions existing at December 31, 2025, future minimum principal payments for long-term debt are as follows:

(in thousands)	Residual Finance credit facility	2024 Credit Agreement	Revolving Credit Facility
December 31,				Total Principal Due
2026	$—	$—	$—	$—
2027	—	8,288	—	8,288
2028	—	10,350	—	10,350
2029	—	10,350	—	10,350
2030	—	10,350	—	10,350
Thereafter	35,394	980,662	—	1,016,056
Total	$35,394	$1,020,000	$—	$1,055,394

Additionally, the Company may be obligated to make certain additional mandatory prepayments after the end of each year based on excess cash flow, as defined in the 2024 Credit Agreement.
2024 Credit Agreement
On May 16, 2024, the Company entered into a Credit Agreement ("2024 Credit Agreement") which provides 1) a $835.0 million senior secured first lien term loan facility ; and 2) a $70.0 million senior secured revolving facility ("Credit facilities"). Proceeds from these Credit facilities were used to repay the outstanding balances under the 2021 Credit Agreement and redeem a portion of the Company's redeemable senior preferred stock which was fully redeemed in 2024. In accordance with ASC 470, the Company determined on a creditor-by-creditor basis that the 2024 Credit Agreement was both a debt modification and extinguishment of the 2021 Credit Agreement.
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

Proceeds from the increase in the term facility was primarily used for the acquisitions in Note 2. Acquisitions. In accordance with ASC 470, the Company determined on a creditor-by-creditor basis that the amendment was both a debt extinguishment and modification. The Company expensed $2.3 million of previously unamortized fees and $4.1 million of debt issuance costs related to the refinancing which is reported in debt extinguishment and modification on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Also reported in debt extinguishment and modification on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) is the acceleration and payout of $6.9 million of deferred consideration for Plastiq (see Note 16. Commitments and Contingencies) and the $0.8 million gain on the extinguishment of a loan.

Third Amendment to the 2024 Credit Agreement
On October 1, 2025, the Company amended the 2024 Credit Agreement to incorporate the following:
•Term facility: The amendment increased the principal balance of the term loan from $1.0 billion to $1.04 billion through a single lender draw and increased quarterly principal payments from $2.5 million to $2.6 million. All other material terms of the term facility remained unchanged.

Proceeds from the increase in the term facility, net of fees and accrued interest, were approximately $34.7 million and were primarily used to fund a portion of the acquisition of 100% of the assets of DMS, see Note 2. Acquisitions, as well as related transaction fees and expenses.

In accordance with ASC 470, the Company determined that the amendment represents a debt modification. As the terms of the

Credit Agreement remained unchanged other than the increase in principal, previously unamortized debt issuance costs and original issue discount continue to be amortized over the remaining term of the loan. Debt issuance costs and original issue discount associated with the incremental borrowing were capitalized as a reduction of the related debt balance and are being amortized over the remaining term of the loan. The amendment was not considered a troubled debt restructuring.

Residual Finance Credit Facility
On August 18, 2025, a wholly owned subsidiary of the Company not restricted by the 2024 Credit Agreement, Priority Finance SPV, LLC ("Finance SPV") entered into an agreement ("Residual Finance credit facility") which provides a delayed draw term loan facility with a total commitment of $50.0 million of which Finance SPV has drawn $35.4 million. The agreement also provides an accordion feature to increase the commitment by an aggregate amount not to exceed $75.0 million such that the total commitment may equal, but not exceed, $125.0 million. The purpose of this credit facility is to fund certain residual purchases and loans to ISOs and ISVs.

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

	Twelve Months Ended December 31,
(in thousands)	2025	2024	2023
Interest expense(1)(2)	$90,654	$88,948	$76,108
(1)Included in this amount is $2.7 million, $4.3 million and $1.7 million of interest expense related to the accretion of deferred consideration for the years ended December 31, 2025, 2024 and 2023.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $1.8 million, $2.7 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
If the aggregate principal amount of outstanding revolving loans and letters of credit under the 2024 Credit Agreement exceeds 35% of the total revolving credit facility thereunder at quarter end, the Company is required to comply with certain restrictions on its Total Net Leverage Ratio. If applicable, the maximum permitted Total Net Leverage Ratio is: 1) 6.90:1.00 at each fiscal quarter ended September 30, 2025 through March 31, 2026; 2) 6.40:1.00 at each fiscal quarter ended June 30, 2026 and each fiscal quarter thereafter. As of December 31, 2025, the Company was in compliance with the covenants in the 2024 Credit Agreement.
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

The Residual Finance Credit Facility requires Finance SPV to comply with certain restrictions including minimum liquidity of $2.0 million, minimum tangible net worth of $5.0 million, maximum default ratio of 2.5%, maximum delinquency ratio of 5.0%, and a minimum excess spread ratio of 1.00 to 1.00. As of December 31, 2025, Finance SPV was in compliance with the restrictions in the agreement.
11.    Income Taxes
Components of income before income taxes were as follows:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
US	$45,327	$35,834	$5,255
Foreign	952	1,447	1,897
Total income before income taxes	$46,279	$37,281	$7,152
Components of consolidated income tax expense were as follows:

(in thousands)	For the Years Ended December 31,
	2025	2024	2023
U.S. current income tax expense
Federal	$305	$12,094	$10,624
State and local	2,020	3,085	3,187
Foreign	426	281	738
Total current income tax expense	$2,751	$15,460	$14,549
U.S. deferred income tax (benefit) expense
Federal	$(11,051)	$(2,213)	$(5,149)
State and local	(793)	(101)	(712)
Foreign	(309)	120	(225)
Total deferred income tax (benefit) expense	$(12,153)	$(2,194)	$(6,086)
Total income tax (benefit) expense	$(9,402)	$13,266	$8,463
The Company's consolidated effective income tax rate was (20.3)% for the year ended December 31, 2025, compared to a consolidated effective income tax rate of 35.6% for the year ended 2024. For the year ended December 31, 2023, the Company's consolidated effective income tax benefit rate was 118.3%. The effective rate for December 31, 2025 differed from the statutory rate of 21% primarily due to a decrease in the valuation allowance against certain business interest carryover deferred tax assets. The effective rate for December 31, 2024 differed from the statutory federal rate of 21% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets. The effective rate for December 31, 2023, differed from the statutory federal rate of 21% primarily due to an increase in the valuation allowance against certain business interest carryover deferred tax assets.

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

(in thousands)	December 31, 2025
Rate Recognition	Amount	Percent
US federal statutory expense (benefit)	9,719	21.0%
State and local income taxes, net of federal benefit(1)	1,036	2.2%
Foreign tax effects	(83)	(0.2)%
Tax credits	(425)	(0.9)%
Changes in valuation allowance	(18,347)	(39.6)%
Nontaxable items
Stock-based compensation	(826)	(1.8)%
Non-taxable compensation	886	1.9%
Bargain purchase gain	(838)	(1.8)%
Other non-taxable items	238	0.5%
Uncertain tax positions	(67)	(0.1)%
Other adjustments
Noncontrolling interest	(596)	(1.3)%
Other miscellaneous	(99)	(0.2)%
Income tax expense (benefit)	$(9,402)	(20.3)%
(1) The states that contributed to the majority (greater than 50%) of the tax effect in this category were California, Maryland, and Pennsylvania.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a reconciliation of the difference between the effective income tax rate and the federal statutory tax rate:

(in thousands)
	2024	2023
U.S. federal statutory expense	$7,829	$1,502
State and local income taxes, net	2,308	1,588
Foreign rate differential	98	114
Excess tax expense pursuant to ASU 2016-09	128	235
Valuation allowance changes	2,204	3,958
Nondeductible items	1,045	768
Tax credits	(275)	—
Other, net	(71)	298
Income tax expense	$13,266	$8,463

The following is a summary of income taxes paid by jurisdiction (net of refunds) pursuant to disclosure requirements of ASU 2023-09 for year ended December 31, 2025:

(in thousands)	Income Taxes Paid
US federal	$7,000
US state and local:
California	597
Other	2,426
Foreign:
India	565
Total cash taxes paid, net of refunds received	$10,588
Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company's assets and liabilities, tax credits and their respective tax bases, and loss carry forwards. The significant components of consolidated deferred income taxes were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred Tax Assets:
Accruals and reserves	$2,592	$1,566
Investments in partnership	2,382	2,561
Intangible assets	21,690	29,166
Net operating loss carryforwards	14,031	1,012
Interest limitation carryforwards	15,821	19,821
Other	6,939	3,832
Gross deferred tax assets	63,455	57,958
Valuation allowance	(5,092)	(21,625)
Total deferred tax assets	58,363	36,333
Deferred Tax Liabilities:
Prepaid assets	$(1,256)	$(1,457)
Property and equipment	(10,757)	(10,179)
Total deferred tax liabilities	(12,013)	(11,636)
Net deferred tax assets	$46,350	$24,697
In accordance with the provisions of ASC 740, Income Taxes, the Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment considers all available positive and negative evidence and is measured quarterly. On July 4, 2025, the U.S. government enacted legislation known as the One Big Beautiful Bill Act ("OBBBA") into law. The OBBBA, among other provisions, extends or reinstates certain provisions of the 2017 Tax Cuts and Jobs Act ("TCJA"), including but not limited to, 100% bonus depreciation on eligible property, immediate expensing of domestic research and development costs, and the restoration of an EBITDA based interest expense limitation calculation. As a result of the OBBBA interest expense limitation provision changes, the Company has released its valuation allowance against its interest limitation deferred tax assets. As of December 31, 2025, the Company had a consolidated valuation allowance of approximately $5.1 million against certain transaction costs and net deferred tax assets acquired as part of the Payslate acquisition that the Company believes are not more than likely to be realized. As of December 31, 2024, the Company had a consolidated valuation allowance of approximately $21.6M against certain transaction costs and interest deduction limitation carryforwards that the Company believes are not more than likely to be realized. As of December 31, 2025 and December 31, 2024, the Company had interest deduction limitation carryforwards of $76.8 million and $87.6 million, respectively.
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

(in thousands)
Balance as of January 1, 2025	$80
Additions based on positions of prior years	65
Reductions related to lapse of the applicable statutes of limitations	(61)
Balance as of December 31, 2025	$84
As of December 31, 2025 and 2024, the balance of unrecognized tax benefits that, if recognized, affect our effective tax rate was immaterial. The Company continually evaluates the uncertain tax benefit associated with its uncertain tax positions.
The Company is subject to U.S. federal income tax and income tax in multiple state jurisdictions. Tax periods for December 31, 2022 and all years thereafter remain open to examination by the federal and state taxing jurisdictions and tax periods for December 31, 2021 and all years thereafter remain open for certain state taxing jurisdictions to which the Company is subject.
As of December 31, 2025 and December 31, 2024, the Company had federal NOL carryforwards of approximately $34.4 million and $0.0 million, respectively, with no expiration date. In addition, as of December 31, 2025 and December 31, 2024 the Company had state NOL carryforwards of approximately $53.2 million and $19.9 million, respectively, with expiration dates ranging from 2031 to 2045. Also, as of December 31, 2025 and December 31, 2024, the Company had Canadian NOL carryforwards of approximately $15.6 million and $0.0 million, respectively, with expiration dates ranging from 2037 to 2045.
12.    Stockholders' Deficit
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
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2025, the Company has not issued any shares of preferred stock.
Share Repurchase Program
During the second quarter of 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company has purchased 1,309,374 shares for $5.8 million under this plan as of the year ended December 31, 2022.

On May 5, 2025, the Company's Board of Directors amended the program to increase the authorization to purchase up to 5,000,000 shares of it's outstanding common stock for a total up to $40.0 million. There have been no shares repurchased under this plan since the year ended December 31, 2022, and no shares were repurchased during the year ended December 31, 2025.
13.    Stock-based Compensation
2018 Equity Incentive Plan
The 2018 Plan was approved by the Company's Board of Directors and stockholders in July 2018. The 2018 Plan provided for the issuance of up to 6,685,696 shares of the Company's Common Stock, and these shares were registered on a Form S-8 during 2018. Under the 2018 Plan, the Company's compensation committee may grant awards of non-qualified stock options, incentive stock options, SARs, restricted stock awards, RSUs, other stock-based awards (including cash bonus awards) or any combination of the foregoing. Any current or prospective employees, officers, consultants or advisors that the Company's compensation committee (or, in the case of non-employee directors, the Company's Board of Directors) selects, from time to time, are eligible to receive awards under the 2018 Plan. If any award granted under the 2018 Plan expires, terminates, or is canceled or forfeited without being settled or exercised, or if a SAR is settled in cash or otherwise without the issuance of shares, shares of the Company's Common Stock subject to such award will again be made available for future grants. In addition, if any shares are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, such shares will again be available for grants under the 2018 Plan. On March 17, 2022, the Company's Board of Directors unanimously approved an amendment to the 2018 Plan which was subsequently approved by our stockholders, to increase the number of shares authorized for issuance under the plan by 2,500,000 shares, resulting in 9,185,696 shares of the Company's Common Stock authorized for issuance under the plan. These additional shares were registered on Form S-8 in December 2022.
Stock-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
2018 Equity Incentive Plan
Restricted stock units compensation expense	$5,855	$5,897	$6,423
Stock options compensation expense	—	4	7
Liability-classified compensation expense(1)	4,519	—	—
Total stock-based compensation under the 2018 Equity Incentive Plan	10,374	5,901	6,430
ESPP compensation expense	98	56	50
Incentive units compensation expense	335	161	288
Total	$10,807	$6,118	$6,768
(1) Includes $2.5 million settled in cash subsequent to December 31, 2025
For the year ended December 31, 2025, 2024 and 2023 the Company's income tax expense for stock-based compensation was immaterial. No stock-based compensation has been capitalized.

A summary of the activity in stock units for the 2018 Plan is as follows:

Common Stock available for issuance at January 1, 2023	3,505,286
Stock options forfeited	129,380
RSUs granted	(641,578)
PSUs granted	—
RSUs forfeited	226,100
PSUs forfeited	37,500
Shares withheld for taxes(1)	291,110
Common Stock available for issuance at December 31, 2023	3,547,798
Stock options forfeited	14,302
RSUs granted	(1,132,450)
PSUs granted	(10,753)
RSUs forfeited	403,750
PSUs forfeited	1,666
Shares withheld for taxes(1)	326,282
Common Stock available for issuance at December 31, 2024	3,150,595
Stock options forfeited	30,685
RSUs granted	(821,620)
PSUs granted	(423,074)
RSUs forfeited	27,750
PSUs forfeited	12,999
Shares withheld for taxes(1)	345,486
Common Stock available for issuance at December 31, 2025	2,322,821
(1)The number of shares surrendered to satisfy withholding taxes owed are subsequently added back to the shares available for grant under the 2018 Plan.
Details about the time-based equity-classified stock options granted under the plan are as follows:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	594,826	$6.84	3.9 years	$2,922
Exercised	(67,220)	6.95
Forfeited(1)	(30,685)	6.95
Outstanding, December 31, 2025	496,921	6.81	2.7 years	$45

Exercisable at December 31, 2025	496,921	$6.81	2.7 years	$45
(1)Forfeited includes awards for which the participant has been terminated but has 90 days from the date of termination to exercise the award based on the agreement.

There were no options granted in 2025, 2024, or 2023. The intrinsic value of options exercised in 2025 and 2024 was $0.1 million and $0.8 million, respectively. There were no options exercised in 2023. As of December 31, 2025, there were no unrecognized compensation costs related to stock options.
Equity-classified Restricted Stock Units
Below is a summary of the Company's equity-classified RSUs and PSUs for the periods presented:

	Underlying Common Shares	Weighted-average Grant Date Fair Value
Service-based vesting:
Unvested at January 1, 2023	2,582,400	$5.70
Granted(1)	641,578	$3.81
Forfeited	(226,100)	$5.44
Vested	(1,028,782)	$5.60
Unvested at December 31, 2023	1,969,096	$5.68
Granted(1)	1,132,450	$4.37
Forfeited	(403,750)	$6.37
Vested	(1,037,012)	$5.06
Unvested at December 31, 2024	1,660,784	$5.00
Granted(1)	821,620	$5.77
Forfeited	(27,750)	$6.95
Vested	(979,064)	$5.21
Unvested at December 31, 2025	1,475,590	$5.26

Performance-based vesting:

Unvested at January 1, 2023	99,453	$3.24
Granted(2)	345,000	$5.31
Forfeited	(37,500)	$5.31
Vested	(116,958)	$5.12
Unvested at December 31, 2023	289,995	$5.31
Granted	10,753	$9.30
Forfeited	(1,666)	$5.31
Vested	(101,674)	$5.31
Unvested at December 31, 2024	197,408	$5.56
Granted	423,074	$5.12
Forfeited	(12,999)	$5.31
Vested	(91,993)	$5.31
Unvested at December 31, 2025	515,490	$5.25
(1)Includes 56,066 with an estimated fair value of $0.6 million, 175,720 shares with an estimated fair value of $0.6 million and 143,605 shares with an estimated fair value of $0.5 million issued to non-employees in December 31, 2025, 2024 and 2023, respectively.

(2)Includes only the portions of grants for which the performance goals have been determined and communicated to the grant recipient. Any grants for which the required performance goals have not been determined and communicated to the grant recipient are not considered to have been granted for accounting purposes.

As of December 31, 2025, there was $4.8 million and $2.1 million of unrecognized compensation costs for equity-classified service-based RSUs and performance-based RSUs, respectively, which are expected to be recognized over a remaining weighted-average period of 1.9 years and 2.1 years, respectively. The total fair value of RSUs and PSUs that vested in 2025, 2024, and 2023 was $10.1 million, $5.8 million and $1.3 million, respectively.
Employee Stock Purchase Plan
On April 16, 2021, the 2021 Stock Purchase Plan was authorized by the Company's Board of Directors. The maximum number of shares available for purchase under the 2021 Stock Purchase Plan is 200,000 shares. The ESPP was amended by stockholder approval on June 13, 2025, to increase the number of shares available by 200,000.The shares issued under the 2021 Stock Purchase Plan may be authorized but unissued or reacquired shares of Common Stock. All employees of the Company who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the 2021 Stock Purchase Plan.
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
As of December 31, 2025, the Company had 180,617 shares available under the 2021 Stock Purchase Plan.
14.    Employee Benefit Plans
The Company sponsors a 401(k) defined contribution savings plan that covers substantially all of its eligible employees. Under the plan, the Company contributes safe-harbor matching contributions to eligible plan participants on an annual basis. The Company may also contribute additional discretionary amounts to plan participants. The Company's contributions to the plan were $2.6 million, $2.4 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On May 30, 2024, the Company approved the redemption of certain preferred units of PHOT either in cash or in exchange for shares of its common stock. The redemption value of these preferred units was $5.9 million and exchange ratio was established based on the 30 days volume weighted average close price adjusted for market illiquidity. During 2024, preferred units held by the CEO were redeemed for $2.1 million in cash and those held by the Chief Operating Officer were redeemed by issuance of 408,013 shares of the Company's common stock valued at $1.5 million. There was no subsequent activity as of December 31, 2025.

16.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at December 31, 2025, the Company is committed to pay minimum processing fees under these agreements as noted below:

(in thousands)
Year Ending December 31,
2026	$22,087
2027	23,264
2028	25,117
2029	21,575
2030	18,625
Thereafter	32,594
Total	$143,262
Other Commitments
As of December 31, 2025 and 2024, the Company had a capital contribution commitment of $3.2 million and $12.6 million respectively, to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.
The Company committed to funding notes receivables totaling $27.8 million and $11.3 million as of December 31, 2025 and 2024, respectively. The Company is obligated to fulfill requests for funding required within a certain time period once the request is received. As of December 31, 2025 and 2024, the Company funded $16.5 million and $7.1 million respectively.
Merchant Reserves
See Note 4. Settlement Assets and Obligations, for information about merchant reserves.

Contingent/Deferred Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's contingent and deferred consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities	Deferred Consideration Liabilities
January 1, 2024	$—	$13,438
Accretion	—	4,339
Fair value adjustments due to changes in estimates of future payments	—	(1,500)
Payments	—	(5,592)
December 31, 2024	$—	$10,685
Additions (Related to acquisition, see Note 2)	21,057	7,310
Additions due to acceleration of timing payments	—	6,894
Accretion	—	2,692
Payments	—	(20,051)
Foreign currency translation adjustment	1	(234)
December 31, 2025	21,058	7,296
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
The Company is a party in a case filed on October 11, 2023 in the United States District Court of Northern District of California (the “Complaint”). The Complaint is a putative class action against The Credit Wholesale Company, Inc. (“Wholesale”), Priority Technology Holdings, Inc., Priority Payment Systems (“PPS”), LLC and Wells Fargo Bank, N.A. (“Wells Fargo”). The Complaint alleges that Wholesale as an agent of Priority, PPS and Wells Fargo made non-consensual recordation of telephonic communications with California businesses in violation of California Invasion of Privacy Act (the “Act”). The Complaint seeks to certify a class of affected businesses and an award of $5,000 per violation of the Act. On May 23, 2025, the court approved the final settlement agreement wherein the defendants agree to pay $19.5 million to settle this litigation on a class basis. Final judgment has been entered dismissing all claims against defendants.
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

17.    Fair Value
Fair Value Disclosures
The Company's contingent and deferred considerations were derived from business combinations occurring during the year ended December 31, 2025 (refer to Note 2. Acquisitions). The contingent considerations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgment. The Company uses valuation techniques including Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. Contingent and deferred consideration liabilities are uncertain due to the utilization of unobservable inputs and management's judgment in determining the likelihood of achieving criteria required by the respective agreements. The contingent and deferred considerations fair value of $28.4 million at December 31, 2025, $1.2 million included in accounts payable and accrued expenses and $27.2 million are included in other noncurrent liabilities on the Company's Consolidated Balance Sheets.
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value was approximately $19.7 million and $8.6 million at December 31, 2025 and 2024, respectively. On the fair value hierarchy, Level 3 inputs are used to estimate the fair value of these notes receivable.
Short-term investments
Short-term investments are certificate of deposits which have a maturity that extends beyond three months but within one year of the initial purchase date and are carried at amortized cost. The carrying value approximates fair value of $25.0 million at December 31, 2025 and is within Level 2 of the fair value hierarchy.

Debt Obligations
Outstanding debt obligations (see Note 10. Debt Obligations) are reflected in the Company's Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of 2024 Credit Agreement's term facility was estimated to be approximately $998.3 million and $944.4 million at December 31, 2025 and 2024, respectively. The fair value was estimated using binding and non-binding quoted market prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
Long term incentive award
The Company has established a long-term incentive award for the Chief Executive Officer, which is subject to specified performance conditions. Upon satisfaction of these performance criteria, the Chief Executive Officer becomes entitled to a predetermined amount of incentive compensation, which may be settled either in cash or in shares of the Company's Common Stock. Consequently, this arrangement is accounted for as a liability award in accordance with applicable accounting standards. The fair value of these awards is remeasured at each reporting date utilizing Level 3 inputs, which encompass management's estimates regarding the anticipated achievement of relevant financial metrics. The fair value of these awards as of December 31, 2025 was $4.5 million.

18.    Segment Information
The Company's renamed its three reportable segments to align with the services offered. SMB Payments was renamed to Merchant Solutions, B2B Payments was renamed to Payables and Enterprise Payments was renamed to Treasury Solutions. There was no other change to the segments. Activities within the segment include the following:
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

Segment level assets information is not provided or subject to review by the CODM and therefore not provided.

Information on reportable segments and reconciliations to income before income taxes are as follows:

	Year Ended December 31, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$639,682	$99,407	$213,920	$953,009
Intersegement revenues	2,387	1,465	1,859	5,711
	642,069	100,872	215,779	958,720
Elimination of intersegment revenues				(5,711)
Total consolidated revenues				$953,009
Less: Cost of services (excludes depreciation and amortization)(1)	(497,942)	(71,739)	(14,337)
Less: Other operating expenses(1)(2)	(35,486)	(14,989)	(20,159)
Add: Other segment items(3)	3,152	447	948
Segment Adjusted EBITDA	$111,793	$14,591	$182,231	$308,615

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$308,615
Adjustment for corporate items(4)				(73,749)
Intersegment revenue elimination				(5,711)
Depreciation and amortization				(63,183)
Interest expense				(90,654)
Debt modification and extinguishment expenses				(12,514)
Selling, general and administrative (non-recurring)				(5,718)
Salary and employee benefits (non-recurring)				(2,501)
Non-cash stock based compensation(6)				(8,306)
Income before income taxes				$46,279
(1) The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2) Other operating expenses include salary and employee benefits, and selling, general and administrative expenses.
(3) Other segment items for each reportable segment include other income, net of stock based compensation expense.
(4) Adjustment for corporate items include:

(in thousands)	December 31, 2025
Elimination of cost of services (excludes depreciation and amortization)	$5,703
Other operating expenses(2)	(99,632)
Other items(5)	20,180
$(73,749)
(5) Other items include other income, net, stock based compensation expense, selling, general and administrative (non-recurring expenses) and salary and employee benefits (non-recurring expenses).
(6) Excludes stock based compensation settled in cash subsequent to December 31, 2025.

(in thousands)	Other specified segment disclosure
	Year Ended December 31, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$31,102	$5,081	$19,626	$55,809

	Year Ended December 31, 2024
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$612,116	$87,954	$179,632	$879,702
Intersegement revenues	1,431	1,149	816	3,396
	613,547	89,103	180,448	883,098
Elimination of intersegment revenues				(3,396)
Total consolidated revenues				$879,702
Less: Cost of services (excludes depreciation and amortization)[1]	(478,451)	(64,659)	(11,892)
Less: Other operating expenses(1)(2)	(28,234)	(17,059)	(14,485)
Add: Other segment items(3)	2,051	220	865
Segment Adjusted EBITDA	$108,913	$7,605	$154,936	$271,454

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$271,454
Adjustment for corporate items(4)				(63,791)
Intersegment revenue elimination				(3,396)
Depreciation and amortization				(58,041)
Interest expense				(88,948)
Debt modification and extinguishment expenses				(10,369)
Selling, general and administrative (non-recurring)				(3,510)
Non-cash stock based compensation				(6,118)
Income before income taxes				$37,281
(1) The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2) Other operating expenses include salary and employee benefits, and selling, general and administrative expenses.
(3) Other segment items for each reportable segment include other income, net of stock based compensation expense.
(4) Adjustment for corporate items include:

(in thousands)	December 31, 2024
Elimination of cost of services (excludes depreciation and amortization)	$3,382
Other operating expenses(2)	(76,842)
Other items(5)	9,669
$(63,791)
(5) Other items include other income, net, stock based compensation expense, selling, general and administrative (non-recurring expenses).

(in thousands)	Other specified segment disclosure
	Year Ended December 31, 2024
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$30,865	$5,258	$16,928	$53,051

	Year Ended December 31, 2023
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$583,053	$40,530	$132,029	$755,612
Intersegement revenues	198	626	157	981
	583,251	41,156	132,186	756,593
Elimination of intersegment revenues				(981)
Total consolidated revenues				$755,612
Less: Cost of services (excludes depreciation and amortization)[1]	(446,188)	(26,607)	(8,456)
Less: Other operating expenses(1)(2)	(29,165)	(12,853)	(13,389)
Add: Other segment items(3)	1,587	554	552
Segment Adjusted EBITDA	$109,485	$2,250	$110,893	$222,628

Reconciliation of Adjusted EBITDA to income (loss) before income taxes
Segment Adjusted EBITDA				$222,628
Adjustment for corporate items(4)				(53,315)
Intersegment revenue elimination				(981)
Depreciation and amortization				(68,395)
Interest expense				(76,108)
Selling, general and administrative (non-recurring)				(9,825)
Non-cash stock based compensation				(6,768)
Non cash other losses				(84)
Income before income taxes				$7,152
(1) The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2) Other operating expenses include salary and employee benefits, and selling, general and administrative expenses.
(3) Other segment items for each reportable segment include other income, net of stock based compensation expense.
(4) Adjustment for corporate items include:

(in thousands)	December 31, 2023
Elimination of cost of services (excludes depreciation and amortization)	$944
Other operating expenses(2)	(69,979)
Other items(5)	15,720
$(53,315)

(4) Other items include other income, net, stock based compensation expense, selling, general and administrative (non-recurring expenses) and non-cash other losses.

(in thousands)	Other specified segment disclosure
	Year Ended December 31, 2023
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$36,715	$1,831	$22,426	$60,972
19.     Earnings (Loss) per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings (loss) per common share:

(in thousands except per share amounts)	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$55,681	$24,015	(1,311)
Less: Dividends, accretion, and related excise tax attributable to redeemable senior preferred stockholders	—	(47,336)	(47,744)
Less: NCI preferred unit redemptions	—	(639)	—
Net income (loss) attributable to common stockholders	$55,681	$(23,960)	$(49,055)

Denominator:
Weighted average shares outstanding(1)	79,798	77,993	78,333
Effect of dilutive potential common shares	1,670	—	—
Adjusted weighted average shares outstanding	81,468	77,993	78,333

Basic earnings (loss) per common share	$0.70	$(0.31)	$(0.63)
Diluted earnings (loss) per share	$0.68	$(0.31)	$(0.63)
(1) For all periods presented, the weighted-average common shares outstanding includes 1,803,841 warrants issued in the second quarter of 2021 that were exercised during the first quarter of 2025.
Anti-dilutive securities that were excluded from earnings (loss) per common share that could potentially be dilutive in future periods are as follows:

	Common Stock Equivalents at December 31,
(in thousands)	2025	2024	2023
Restricted stock awards(1)	162	721	1,180
Outstanding stock option awards(1)	—	840	900
Liability-classified restricted stock awards(2)	76	—	—
Total	238	1,561	2,080
(1) Granted under 2018 Plan
(2) Award can be settled in cash or the Company's common stock at mutual agreement of the grantee and the Company

20.    Subsequent Events
The Company’s management evaluated subsequent events through the date of the issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.

Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (2013). Based on this evaluation, management, including our CEO and CFO, concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025 (see Report of Independent Registered Public Accounting Firm).

Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously reported in Part II, Item 9A, "Controls and Procedures" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness related to the design and operation of certain automated controls (including related information technology general controls ["ITGCs"]) for certain tools or applications involved in the transformation and ingestion of third-party processors data in the Company's control environment. The ingested data is a key input for determination of merchant revenue (and related accounts receivable) and residual expense (and related accounts payable). Consequently, automated controls and IT dependent manual business process controls that rely upon information from the affected financial applications and processes were also deemed ineffective.
We have remediated this material weakness as of December 31, 2025, by implementing the following measures:
•Identified and scoped in additional servers and applications involved in data transformation and ingestion process for ITGCs testing purposes;
•Identified and tested automated application controls throughout the data transformation and ingestion process; and
•Enhanced ITGCs around user access reviews, change management, segregation of duties between administration and production servers, critical interface jobs and privilege user access.

Changes in Internal Control over Financial Reporting
Except in connection with the remediation of the material weakness as discussed above, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2025.

Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our CEO and CFO, recognizes our controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the the desired control objectives and will not prevent all errors and all fraud. The design of our disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information
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
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the definitive proxy statement relating to the Company's 2025 Annual Meeting of Stockholders. We intend to file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.
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

2.2 †	Agreement and Plan of Merger, dated as of March 5, 2021, by and among the Company, Finxera, Merger Sub, and the Equityholder Representative (incorporated by reference).
2.3	Certificate of Amendment to the Certificate of Incorporation of Priority Technology Holdings dated April 16, 2021, filed April 29, 2021 (incorporated by reference).
2.4	Agreement and Plan of Merger by and among the Company, Finxera Holdings, Inc., Prime Warrior Acquisition Corp., and Stone Point Capital LLC (incorporated by reference).
3.1
Second Amended and Restated Certificate of Incorporation of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

3.2	Amended and Restated Bylaws of Priority Technology Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
3.3	Certificate of Designations of Senior Preferred Stock (incorporated by reference).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed July 26, 2016).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed July 26, 2016).
4.3	Description of Securities (incorporated by reference).
10.1
Registration Rights Agreement dated as of July 25, 2018 by and among M I Acquisitions, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 31, 2018).

10.2 †	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference).
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference).

10.3.2	Amendment No. 2 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference).
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

10.7	Executive Employment Agreement of Bradley Miller dated April 15, 2022 (incorporated by reference).
10.8	Executive Employment Agreement of Timothy O'Leary dated September 19, 2022 (incorporated by reference).
10.9	Form Restricted Stock Unit Award Agreement (incorporated by reference).
10.10 †	Form of Independent Director Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, filed March 29, 2019).
10.11
Asset Purchase Agreement by and between MRI Payments LLC, MRI Software LLC, and Priority Real Estate Technology LLC, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 1, 2020).

10.12	Support Agreement, dated as of March 5, 2021, by and among the Shareholders' and Finxera (incorporated by reference).
10.13	Amended and Restated Registration Rights Agreement, dated as of September 17, 2021 by and among Priority Technology Holdings, Inc. and the stockholders party thereto (incorporated by reference).
10.14
Amendment No. 1 to Equity and Asset Purchase Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc. and Nearside Business Corp (incorporated by reference).

10.15	Side Letter Agreement, dated July 28, 2023, by and between Plastiq, Powered by Priority, LLC and Colonnade Acquisition Corp. II (incorporated by reference).
10.16
Earnout Agreement, dated July 31, 2023, by and among Plastiq, Powered by Priority, LLC, Plastiq Inc., PLV Inc., Nearside Business Corp., Blue Torch Finance, LLC and Priority Holdings, LLC (incorporated by reference).

10.17
Priority Technology Holdings, Inc. Amended and Restated Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights, and Qualifications, Limitations and Restrictions thereof, of Senior Preferred Stock (incorporated by reference).

10.18
Credit and Guaranty Agreement, dated as of May 16, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the Lenders party thereto and Truist Bank, as Administrative Agent and Collateral Agent (incorporated by reference).

10.19
Amendment No. 1 to the Credit and Guaranty Agreement, dated as of November 21, 2024, by and among Priority Holdings, LLC, as the Initial Borrower, the Credit Parties party thereto, the 2024-1 Incremental Term Lenders and Truist Bank, as Administrative Agent and Collateral Agent (incorporated by reference).

10.20
Amendment No. 2 to the Credit and Guaranty Agreement, dated as of July 31, 2025, by and among Priority Holdings, LLC, as the Borrower Representative, the Credit Parties party thereto, each of the Lenders party thereto, each 2025-1 Converting Lender party thereto, each 2025-1 Incremental Revolving Credit Lender party thereto, each New 2025-1 Refinancing Term Lender party thereto and Truist Bank, as administrative agent and collateral agent, as the Designated 2025 Fronting Lender and as the 2025-1 Incremental Term Lender (incorporated by reference).

10.21
Amendment No. 3 to the Credit and Guaranty Agreement, dated as of October 1, 2025, by and among Priority Holdings, LLC, as the sole Borrower Representative under the Credit Agreement, the other Credit Parties thereto, the 2025-2 Incremental Term Lender and Truist Bank, as Administrative Agent and Collateral Agent (incorporated by reference).

10.22
Credit Agreement, dated as of August 18, 2025, by and among Priority Finance SPV, LLC, as Borrower, Priority Residual Finance, LLC, as Holdings, Priority Holdings, LLC, as Servicer, the Lenders party thereto and VP Capital, L.P., as Administrative Agent and Collateral Agent (incorporated by reference).

10.23	Asset Purchase Agreement, dated October 1, 2025, by and between Priority DMS, LLC as buyer and DMSJV, LLC as seller (incorporated by reference).
10.24
Asset Purchase Agreement, dated as of August 18, 2025, by and between Priority Boom, LLC as buyer and Eventus Holdings, LLC, Riverside Management, LLC, and National Payment Systems, LLC, as sellers (incorporated by reference).

10.25	Servicing Agreement, dated as of August 18, 2025, by and between Priority Finance SPV, LLC, as Borrower and Priority Holdings, LLC, as Servicer (incorporated by reference).
10.26
Sale Agreement, dated as of August 18, 2025, by and among Priority Holdings, LLC, as Priority Originator and Servicer, Priority Payment Systems LLC, as PPS Originator and Priority Finance SPV, LLC (incorporated by reference).

19.1	Insider Trading Policy (incorporated by reference).
21.1 *	Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Priority Technology Holdings, Inc. Recoupment Policy adopted March 1, 2023 (incorporated by reference).
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith
** Furnished herewith
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

March 10, 2026	/s/ Thomas C. Priore Thomas C. Priore Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Priore Thomas C. Priore	Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2026

/s/ Timothy M. O'Leary Timothy M. O'Leary	Chief Financial Officer (Principal Financial Officer)	March 10, 2026

/s/ Rajiv Kumar Rajiv Kumar	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2026

/s/ Clayton Main Clayton Main	Director	March 10, 2026

/s/ Michael Passilla Michael Passilla	Director	March 10, 2026

/s/ Marietta C. Davis Marietta C. Davis	Director	March 10, 2026

/s/ Christina M. Favilla Christina M. Favilla	Director	March 10, 2026

/s/ Marc Crisafulli Marc Crisafulli	Director	March 10, 2026