Form 10-Q
period 2026-03-31
Priority Technology Holdings, Inc.
filed 2026-05-11
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
OR
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
 Yes  ☐    No  ☒
 As of May 4, 2026, the number of the registrant's Common Stock outstanding was 82,355,170.

i

Commonly Used or Defined Terms

Term	Definition
2018 Plan	2018 Equity Incentive Plan
2021 Stock Purchase Plan	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
2021 Share Repurchase Program	Priority Technology Holdings, Inc. 2021 Share Repurchase Program
AOCI	Accumulated other comprehensive income/loss
ASC	Accounting Standards Codification
APIC	Additional paid-in capital
ASU	Accounting Standards Update
B2C	Business-to-consumer
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Common Stock	The Company's Common Stock, par value $0.001
2024 Credit Agreement	Credit and Guaranty Agreement with Truist Bank dated as of May 16, 2024
EAETR	Estimated annual effective tax rate
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FBO	For the benefit of
FI	Financial institution
GAAP	U.S. Generally Accepted Accounting Principles
ISO	Independent sales organization
ISV	Independent software vendor
MTL	Money Transmission Licenses
NCI	Non-controlling interests in consolidated subsidiaries
Residual Finance credit facility	Credit Agreement with VP Capital, L.P.
2024 Revolving credit facility	$100.0 million line issued under the 2024 Credit Agreement
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SOX	Sarbanes–Oxley Act of 2002
Term facility	Term loan facility issued under the 2024 Credit Agreement

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$92,152	$77,192
Restricted cash	16,403	16,457
Accounts receivable, net of allowances of $6,217 and $6,297, respectively	88,547	91,300
Prepaid expenses and other current assets	29,357	32,145
Current portion of notes receivable, net of allowance of $0 and $0, respectively	2,410	2,062
Settlement assets	1,355,757	1,295,896
Total current assets	1,584,626	1,515,052
Notes receivable, less current portion	25,340	17,629
Property, equipment and software, net	59,785	58,636
Goodwill	416,535	416,641
Intangible assets, net	302,518	315,190
Deferred income taxes, net	47,102	46,350
Other noncurrent assets	30,300	29,306
Total assets	$2,466,206	$2,398,804
Liabilities, Stockholders' Deficit and Non-controlling interest
Current liabilities:
Accounts payable and accrued expenses	$58,754	$70,636
Accrued residual commissions	43,558	40,463
Customer deposits and advance payments	2,728	1,972
Current portion of long-term debt	525	—
Settlement obligations	1,356,128	1,297,263
Total current liabilities	1,461,693	1,410,334
Long-term debt, net of current portion, discounts and debt issuance costs	1,045,909	1,039,358
Other noncurrent liabilities	40,440	41,484
Total liabilities	2,548,042	2,491,176
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 87,200,122 and 86,639,593 shares issued at March 31, 2026 and December 31, 2025, respectively; and 82,301,383 and 81,907,304 shares outstanding at March 31, 2026 and December 31, 2025, respectively	82	82
Treasury stock at cost, 4,898,739 and 4,732,289 shares at March 31, 2026 and December 31, 2025, respectively	(23,643)	(22,759)
Additional paid-in capital	15,902	13,925
Accumulated other comprehensive loss	(563)	(210)
Accumulated deficit	(81,693)	(91,453)
Total stockholders' deficit attributable to stockholders of Priority	(89,915)	(100,415)
Non-controlling interests in consolidated subsidiaries	8,079	8,043
Total stockholders' deficit	(81,836)	(92,372)
Total liabilities, stockholders' deficit and Non-controlling interest	$2,466,206	$2,398,804

See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$249,558	$224,630
Operating expenses
Cost of revenue (excludes depreciation and amortization)	150,787	137,353
Salary and employee benefits	28,522	25,775
Depreciation and amortization	17,615	13,777
Selling, general and administrative	19,244	15,100
Total operating expenses	216,168	192,005
Operating income	33,390	32,625
Other expense
Interest expense	(21,016)	(23,176)
Debt extinguishment and modification costs	—	(38)
Other income, net	1,032	1,107
Total other expense, net	(19,984)	(22,107)
Income before income taxes	13,406	10,518
Income tax expense	3,646	2,250
Net income attributable to common stockholders	9,760	8,268
Other comprehensive income
Foreign currency translation adjustments	(353)	43
Comprehensive income	$9,407	$8,311

Earnings per common share:
Basic	$0.12	$0.10
Diluted	$0.12	$0.10

Weighted-average common shares outstanding:
Basic	81,373	78,774
Diluted	83,647	79,857

See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2025	81,907	$82	4,732	$(22,759)	$13,925	$(210)	$(91,453)	$(100,415)	$8,043	$(92,372)
Equity-classified stock-based compensation	—	—	—	—	1,869	—	—	1,869	—	1,869
Vesting of stock awards and ESPP purchases	561	—	—	—	108	—	—	108	—	108
Shares withheld for taxes	(167)	—	167	(884)	—	—	—	(884)	—	(884)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	—	(353)	—	(353)	—	(353)
Net income	—	—	—	—	—	—	9,760	9,760	—	9,760
March 31, 2026	82,301	$82	4,899	$(23,643)	$15,902	$(563)	$(81,693)	$(89,915)	$8,079	$(81,836)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	1,499	—	—	1,499	—	1,499
Vesting of stock awards and ESPP purchases	534	1	—	—	62	—	—	63	—	63
Shares withheld for taxes	(122)	—	122	(1,470)	—	—	—	(1,470)	—	(1,470)
Exercise of stock options	16	—	—	—	110	—	—	110	—	110
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	43	—	43	—	43
Net income	—	—	—	—	—	—	8,268	8,268	—	8,268
March 31, 2025	79,712	$80	4,508	$(21,077)	$1,669	$(133)	$(138,866)	$(158,327)	$1,902	$(156,425)
See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$9,760	$8,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	17,615	13,777
Stock-based compensation, ESPP, and incentive units compensation	2,088	1,586
Amortization of debt issuance costs and discounts	467	434
Debt extinguishment and modification costs	—	38
Deferred income tax	(752)	(2,236)
Change in contingent consideration	428	1,006
Other non-cash items, net	(204)	(20)
Change in operating assets and liabilities:
Accounts receivable	2,753	(12,182)
Prepaid expenses and other current assets	(2,991)	(73)
Income taxes	4,188	4,429
Accounts payable and accrued expenses	(11,743)	(8,777)
Accrued residual commissions	3,095	2,981
Customer deposits and advance payments	756	260
Other assets, net	(15)	548
Other liabilities, net	(1,606)	(83)
Net cash provided by operating activities	23,839	9,956
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(4,473)
Additions to property, equipment and software	(5,523)	(5,095)
Notes receivable, net (see Note 5)	(8,059)	(147)
Short-term investments	25,000	—
Net cash provided by/(used in) investing activities	11,418	(9,715)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	6,800	—
Debt issuance and modification costs paid	—	(40)
Repayments of long-term debt	(191)	(10,000)
Shares withheld for taxes	(884)	(1,470)
Proceeds from exercise of stock options	—	110
Settlement obligations, net	64,981	59,060
Payment of deferred/contingent consideration	(80)	(400)
Net cash provided by financing activities	70,626	47,260
Net change in cash and cash equivalents and restricted cash:
Net increase in cash and cash equivalents, and restricted cash	105,883	47,501
Cash and cash equivalents and restricted cash at beginning of period	1,345,998	993,864
Cash and cash equivalents and restricted cash at end of period	$1,451,881	$1,041,365

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$92,152	$47,587

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Restricted cash	16,403	11,490
Cash and cash equivalents included in settlement assets (restricted in nature) (see Note 4)	1,343,326	982,288
Total cash and cash equivalents, and restricted cash	$1,451,881	$1,041,365

Supplemental cash flow information:
Cash paid for interest	$20,125	$21,471
Cash paid for income taxes, net of refunds	$105	$31
Non-cash investing and financing activities:
Deferred consideration accrual	$—	$6,500
Foreign currency adjustment to goodwill and intangibles	$149	$62
See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority is a payments and banking fintech purpose-built to collect, store, lend and send money with a connected commerce engine that combines full-service merchant acquiring for accounts receivable, complete automated payables tool for bill payment, and sophisticated treasury management solutions to accelerate cash flow and optimize working capital for its customers.
The Company operates on a calendar year ending each December 31 and reports quarterly results on four calendar quarters ending on March 31, June 30, September 30 and December 31 of each year. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC. The Consolidated Balance Sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 but does not include all disclosures required by GAAP for annual consolidated financial statements.
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of March 31, 2026, there was no income attributable to NCI in accordance with the applicable operating agreements.
In the opinion of the Company's management, all known adjustments necessary for a fair presentation of the Unaudited Consolidated Financial Statements for interim periods have been made. These adjustments consist of normal recurring accruals and estimates that affect the carrying amounts of assets and liabilities. These Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Certain amounts from prior periods have been reclassified to conform to the current period’s presentation. The effect of these reclassifications on our company’s previously reported consolidated financial statements was not material.
Segment Renaming
During the year ended December 31, 2025, the Company renamed its segments to align with the services offered. SMB Payments was renamed to Merchant Solutions, B2B Payments was renamed to Payables and Enterprise Payments was renamed to Treasury Solutions. There was no other change to the segments, see further information at Note 15. Segment Information.
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
Foreign Currency
The Company's reporting currency is the U.S. dollar. The functional currency of the Indian subsidiary of the Company is the Indian Rupee. The functional currency of the Canadian subsidiaries of the Company is the Canadian Dollar. Accordingly, assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current exchange rate on the last day of the reporting period. Revenues and expenses are translated using the average exchange rate in effect during the reporting period. Translation adjustments are reported as a component of accumulated other comprehensive income.
Allowance for Expected Losses
A reconciliation of the beginning and ending amount of allowance for expected losses is as follows:

(in thousands)	Accounts receivable	Settlement assets
Balance at December 31, 2025	$(6,297)	$(7,069)
Charge-offs (recoveries), net	457	4,177
Provision	(377)	(2,329)
Balance at March 31, 2026	$(6,217)	$(5,221)
The Company has elected not to measure expected losses for accrued interest on notes receivable but instead recognize losses for accrued interest within the period losses are incurred.
Recently Adopted Accounting Standards
Measurement of Credit Losses for Accounts Receivable and Contract Assets ASU 2025-05
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) ("ASU 2025-05") providing a practical expedient when estimating expected credit losses which assumes current conditions as of the balance sheet date do not change for the remaining life of the accounts receivable and contract asset. The ASU is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Adoption of this standard did not have any material impact on results of operations, financial position, cash flows or disclosures.
Recently Issued Accounting Standards Pending Adoption
Disaggregation of Income Statement Expenses ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03") requiring additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the income statement. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt this guidance for the year ended December 31, 2027. This guidance is expected to only impact the disclosures with no impact on the results of operations, financial position or cash flows.
Accounting for Internal-Use Software ASU 2025-06,
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) ("ASU 2025-06") for targeted improvements to the accounting for internal-use software. The amendment updates guidance to consider different methods of software development, updating the requirements for capitalization of software costs. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
Interim Reporting ASU 2025-11
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) ("ASU 2025-11") provides clarity about the current requirements for a comprehensive list of interim disclosures and also requires the Company to disclose events since the end of the last annual reporting period which have a material impact on the Company. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its interim consolidated financial statements and disclosures.
2.    Acquisitions
Acquisitions that occurred in prior years
Payslate
On January 21, 2025, Priority’s wholly owned subsidiary, Priority Canada Acquisition Company, Inc., acquired 100% of the equity interest in Payslate Inc. (Canada), and its subsidiary Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "Letus business"). The Letus business is engaged in processing of rent payments for property management companies in the United States and Canada. The acquisition will provide synergy opportunities to the Company's Treasury Solutions rent payment business and expand Priority's services in Canada. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $8.8 million, consisting of $4.4 million in cash consideration funded by the Company’s cash flows, deferred consideration of $4.3 million and contingent consideration of $0.1 million.
The deferred consideration of $4.3 million was recorded at the fair value on the acquisition date. The deferred consideration will be paid monthly equal to 40% of gross profit under the agreement and total payments will not exceed $6.5 million. Any amount remaining but unpaid will be paid in full by January 21, 2030. The Company will accrete interest expense on the deferred consideration throughout the period.
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
Sila
On August 26, 2025, Priority's wholly owned subsidiary, Priority Tech Ventures, LLC, through it's merger subsidiary, acquired total outstanding shares including all voting interests in Sila Inc. ("the "Sila business" or "Sila"). Sila is a payment platform that enables ACH transfers, instant settlement, digital wallets and built-in compliance through a simple application programming interface. Technology acquired in this transaction will supplement Priority's current treasury solutions. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $7.2 million, consisting of $3.4 million in cash consideration funded by the Company's cash flows, and contingent consideration of $3.8 million for contractual earn-outs and additional contingent consideration. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met and additional contingent considerations will be paid based on utilization of the seller's carryforward tax losses. The purchase price is considered preliminary pending finalization of customary adjustments from timing differences.
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
The fair value of acquired assets and assumed liabilities exceeded the consideration paid, resulting in a bargain purchase gain. The Company reviewed its acquisition accounting methods, confirmed all assets and liabilities were properly identified, and ensured measurements reflected all consideration as of the closing date. The gain was primarily due to recognizing a deferred tax asset recorded in accordance with ASC 740 related to Sila's historical net operating losses. The bargain purchase gain is recorded in other income, net, in the Unaudited Consolidated Statements of Operations and Comprehensive Income.
DMS
On October 1, 2025, Priority's subsidiary, Priority DMS, LLC, entered into the asset purchase and contribution agreement with DMSJV, LLC ("DMS"), to acquire substantially all of the assets of DMS, including all voting interests. DMS provides credit card processing solutions to automotive dealerships via marketing and selling card and ACH processing services and ancillary services including POS systems, payment gateways, payment processing and authorization, clearing, and settlement for credit card, debit and ACH transactions, which will supplement the Company's Merchant Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $57.9 million, consisting of $31.5 million in cash consideration funded by the Company's term loan facility, deferred consideration of $2.8 million, contingent consideration of $17.1 million for contractual earn-outs and $6.6 million in non-voting subsidiary shares issued to the sellers. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met. The purchase price is considered preliminary pending finalization of customary adjustments from timing differences.
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
Other Acquisitions
Boom Commerce
On August 18, 2025, Priority Boom, LLC, a subsidiary of Priority, completed its acquisition of certain residual portfolio rights for a purchase price of $73.5 million in cash, $13.5 million in Common shares of Priority and earn-out payments not to exceed $17.0 million based on meeting certain thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business; therefore, it was accounted for as an asset purchase under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As an asset purchase, additional purchase price (in the form of earn-outs) is accounted for when payment to the seller becomes payable and is added to the carrying value of the asset, as long as it does not meet the definition of a derivative.

3.    Revenues
Disaggregation of Revenues
The following table presents a disaggregation of our consolidated revenues by type:

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue Type:
Merchant card fees	$185,933	$167,079
Money transmission services	41,748	37,449
Outsourced services and other services(2)	19,826	17,002
Equipment	2,051	3,100
Total revenues(1)	$249,558	$224,630
(1)Includes contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
(2)Approximately $14.8 million and $12.6 million of interest income on customer funds for the three months ended March 31, 2026 and 2025, respectively, is included in outsourced services and other services revenue in the table above. Approximately $1.0 million and $1.1 million of interest income on corporate funds for the three months ended March 31, 2026 and 2025, respectively, is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and not reflected in the table above.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended March 31, 2026
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$158,499	$—	$1,236	$2,051	$161,786
Payables	27,195	—	5,246	—	32,441
Treasury Solutions	3,277	41,748	13,815	—	58,840
Eliminations	(3,038)	—	(471)	—	(3,509)
Total revenues	$185,933	$41,748	$19,826	$2,051	$249,558

	Three Months Ended March 31, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services	Equipment	Total
Segment
Merchant Solutions	$147,481	$—	$1,109	$3,100	$151,690
Payables	19,769	—	4,149	—	23,918
Treasury Solutions	607	37,449	12,032	—	50,088
Eliminations	(778)	—	(288)	—	(1,066)
Total revenues	$167,079	$37,449	$17,002	$3,100	$224,630

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

Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Exception items that the Company has deemed uncollectible are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income. Expenses for merchant losses net of recoveries for the three months ended March 31, 2026 and 2025 were $1.8 million and $2.0 million, respectively.

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

MTL Customer cash and cash equivalents (restricted in nature), short-term investments and MTL Customer account obligations
The Company provides treasury solutions to its customers through its money transmission licenses in 46 states, the District of Columbia, and 2 territories of the United States and through agency relationships with banks in the remaining states. These services include the acceptance and disbursement of funds. While waiting for disbursement, these funds are held in bank accounts maintained by the Company on behalf of its customers. Per the money transmission regulations, the Company is allowed to invest available balances in these accounts in certain permitted investments, and returns on such investments contribute to the Company's net cash inflows. As such, the Company recognized these balances and related obligations on its balance sheet. Considering these balances are payable on demand and are related to settlement activities, they are presented as settlement assets (as part of the current assets) and the related obligations as settlement obligations (as part of the current liabilities) in the Company's Unaudited Consolidated Balance Sheets. The nature of these MTL Customer cash and cash equivalent are restricted in nature and therefore these balances are presented as restricted cash on the Company's Unaudited Consolidated Statements of Cash Flows. The MTL Short-term investments are included within other investing activities on the Company's Unaudited Consolidated Statements of Cash Flows.

The Company's consolidated settlement assets and obligations were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants(1)(2)	$2,239	$2,455
Card settlements due from networks	10,192	16,092
Subtotal	12,431	18,547
MTL Customer cash and cash equivalents (restricted in nature)(3)	1,343,326	1,252,349
MTL Short-term investments	—	25,000
Total settlement assets	$1,355,757	$1,295,896

Settlement Obligations:
MTL Customer account obligations	$1,319,801	$1,244,975
Subscriber account obligations	22,386	32,031
Total customer/subscriber account obligations	1,342,187	1,277,006
Due to customers' payees(4)(5)	13,941	20,257
Total settlement obligations	$1,356,128	$1,297,263
(1)Allowance for estimated losses were $5.2 million and $7.1 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Excludes merchant funds held at member banks of $114.0 million and $103.9 million on March 31, 2026 and December 31, 2025, respectively.
(3)Excludes funds held under agency arrangement with member banks (in states where the Company does not have a money transmitter license), balances remain under the control of the member banks (therefore not the assets or obligations of the Company). Agency owned accounts held $34.9 million and $50.3 million at March 31, 2026 and December 31, 2025, respectively.
(4)Includes $10.2 million and $16.1 million as of March 31, 2026 and December 31, 2025, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.
(5)Excludes amounts due to customer payees that are held in bank-owned FBO accounts which are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $177.1 million and $151.8 million at March 31, 2026 and December 31, 2025, respectively.

5.     Notes Receivable
The Company had notes receivable of $27.8 million and $19.7 million as of March 31, 2026 and December 31, 2025, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 13.1% and 13.6% as of March 31, 2026 and December 31, 2025, respectively. The notes are receivables from ISOs and ISVs, which are made with a term of 1-5 years. Under the terms of the agreements, the Company will hold back residual payments due to the ISOs and ISVs and apply such residuals against future payment due to the Company. As of March 31, 2026 and December 31, 2025, there were no allowance for expected losses on notes receivable.
The following table provides a reconciliation for activity within the notes receivable as of March 31, 2026:

(in thousands)
Balance at December 31, 2025	$19,691
Principal payments received	(516)
Advances during the period	8,575
Balance at March 31, 2026	$27,750
As of March 31, 2026, the principal payments for t
he Company's notes receivable are due as follows:

(in thousands)
Twelve months ending March 31,
2027	$2,410
2028	5,536
2029	6,612
2030	5,579
2031	7,613
Thereafter	—
Total	$27,750

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	March 31, 2026	December 31, 2025
Computer software	$130,056	$125,073
Equipment	13,821	14,037
Leasehold improvements	2,592	2,621
Furniture and fixtures	872	875
Property, equipment and software	147,341	142,606
Less: Accumulated depreciation	(90,577)	(86,245)
Capital work in-progress	3,021	2,275
Property, equipment and software, net	$59,785	$58,636

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation expense	$4,373	$3,862
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. Certain fully depreciated assets were removed from service during the three months ended March 31, 2026 and 2025.
7.    Goodwill and Intangible Assets
Goodwill
The Company's goodwill relates to the following reportable segments:

(in thousands)	March 31, 2026	December 31, 2025
Merchant Solutions	$158,298	$158,298
Treasury Solutions	250,997	251,103
Payables	7,240	7,240
Total	$416,535	$416,641
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2025	$416,641
Foreign currency translation adjustment	(106)
Balance at March 31, 2026	$416,535
As of March 31, 2026, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.

Intangible Assets
Intangible assets consisted of the following:

	March 31, 2026			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$223,016	$(67,372)	$155,644	14.3
Residual buyouts	177,864	(124,755)	53,109	6.0
Customer relationships	139,436	(100,027)	39,409	8.5
Merchant portfolios	83,350	(69,662)	13,688	6.5
Technology	63,590	(34,007)	29,583	8.7
Trade names	13,320	(4,335)	8,985	10.5
Money transmission licenses(1)	2,100	—	2,100
Total	$702,676	$(400,158)	$302,518	9.5
(1)These assets have an indefinite useful life.

	December 31, 2025			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$223,016	$(63,701)	$159,315	13.8
Residual buyouts	177,864	(119,861)	58,003	6.0
Customer relationships	139,463	(98,478)	40,985	8.8
Merchant portfolios	83,350	(68,787)	14,563	6.5
Technology	63,602	(32,684)	30,918	8.5
Trade names	13,329	(4,023)	9,306	10.6
Money transmission licenses(1)	2,100	—	2,100
Total	$702,724	$(387,534)	$315,190	9.4
(1)These assets have an indefinite useful life.

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization expense(1)	$13,242	$9,915
(1)Included in amortization expense is $0.6 million for the three months ended March 31, 2026 and 2025, respectively, related to the amortization of certain contract acquisition costs.
As of March 31, 2026, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
2024 Credit Agreement
Term facility - matures July 31, 2032, interest rate of 7.42% and 7.47% at March 31, 2026 and December 31, 2025, respectively	$1,020,000	$1,020,000
Revolving credit facility - $100.0 million line matures July 31, 2030, interest rate of 7.17% and 7.22% at March 31, 2026 and December 31, 2025, respectively	—	—
Residual Finance Credit Facility
Term facility - matures August 18, 2031, interest rate of 9.93% and 9.98% at March 31, 2026 and December 31, 2025, respectively	42,003	35,394
Total debt obligations	1,062,003	1,055,394
Less: current portion of long-term debt	(525)	—
Less: unamortized debt discounts and deferred financing costs	(15,569)	(16,036)
Long-term debt, net	$1,045,909	$1,039,358
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Interest expense(1)(2)	$21,016	$23,176
(1)Included in interest expense is $0.4 million and $1.0 million related to the accretion of deferred consideration from acquisitions for the three months ended March 31, 2026 and 2025, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.5 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
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
9.    Income Taxes
The Company's consolidated effective income tax rate for the three months ended March 31, 2026 was 27.2% compared to a consolidated effective income tax rate of 21.4% for the three months ended March 31, 2025. The effective rates differed from the statutory rate of 21.0% primarily due to certain forecasted nondeductible expenses.
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
Based on management's assessment, as of March 31, 2026, the Company continues to record a full valuation allowance against certain transaction costs, and net deferred tax assets acquired as part of the Payslate acquisition. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.
10.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company has purchased 1,309,374 shares for $5.8 million under this plan. On May 5, 2025, the Company's Board of Directors amended the program to increase the authorization to 5,000,000 shares of its outstanding common stock for a total of $40.0 million. There have been no shares repurchased under this plan since the year ended December 31, 2022.

11.    Stock-based Compensation
Stock-based compensation expense, which is included in salary and employee benefits within the Unaudited Consolidated Statements of Operations and Comprehensive Income, was as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock-based compensation expense	$1,843	$1,484
Incentive units compensation expense	36	87
Liability-classified compensation expense	183	—
ESPP compensation expense	26	15
Total	$2,088	$1,586
Income tax expense for stock-based compensation was $0.1 million for the three months ended March 31, 2026. Income tax benefit for stock-based compensation was $0.7 million for the three months ended March 31, 2025. No stock-based compensation has been capitalized in any period presented. Awards granted during the three months ended March 31, 2026 and 2025, were not material.
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
As of March 31, 2026, the Company had 1,121,191 shares available for issuance under the 2018 Plan.
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
As of March 31, 2026, the Company had 156,437 shares available for issuance under the 2021 Stock Purchase Plan.
Non-voting Incentive Units
The Company issued non-voting incentive units to certain employees and partners in seven subsidiaries. These non-voting incentive units were determined to be equity and are accounted for under ASC 718, Compensation - Stock Compensation. The non-voting incentive units are either fully vested when granted, or vest according to the service period and/or performance measure noted in the grant agreement. As the non-voting incentive units are vested, they are recognized as NCI to the Company, who is the majority owner of the subsidiaries.

12.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at March 31, 2026, the Company is committed to pay minimum processing fees under these agreements as noted below:

(in thousands)
Period Ending March 31,
2027	$25,654
2028	28,123
2029	18,625
2030	18,625
2031	18,625
Thereafter	13,969
Total	$123,621
Other Commitments
As of March 31, 2026 and December 31, 2025, the Company had a capital contribution commitment of $2.2 million and $3.2 million respectively, to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.
Contingent/Deferred Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's deferred and contingent consideration liabilities related to completed acquisitions:

(in thousands)	Contingent Consideration Liabilities	Deferred Consideration Liabilities
December 31, 2025	$21,058	$7,296
Accretion	289	139
Payments	—	(80)
Foreign currency translation adjustment	(2)	—
March 31, 2026	$21,345	$7,355
Earn-outs/additional considerations from asset purchase transactions are considered as contingent liabilities until it becomes payable or paid. As of March 31, 2026, and December 31, 2025, the total contingent liabilities related to our asset purchases are $27.2 million.
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
13.    Fair Value
Fair Value Disclosures
The Company's contingent and deferred considerations were derived from business combinations occurring during the year ended December 31, 2025 (refer to Note 2. Acquisitions). The contingent considerations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgment. The Company uses valuation techniques including Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. Contingent and deferred consideration liabilities are uncertain due to the utilization of unobservable inputs and management's judgment in determining the likelihood of achieving criteria required by the respective agreements. The contingent and deferred considerations have a fair value of $28.7 million at March 31, 2026, $1.1 million included in accounts payable and accrued expenses and $27.6 million included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net approximates fair value and was approximately $27.8 million and $19.7 million at March 31, 2026 and December 31, 2025, respectively and is within Level 3 of the fair value hierarchy.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility under the 2024 Credit Agreement was estimated to be $989.4 million and $998.3 million at March 31, 2026 and December 31, 2025, respectively. The fair value was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
During the three months ended March 31, 2026, there were no transfers into, out of, or between levels of the fair value hierarchy.
Long term incentive award
The Company has established a long-term incentive award for the Chief Executive Officer, which is subject to specified performance conditions. Upon satisfaction of these performance criteria, the Chief Executive Officer becomes entitled to a predetermined amount of incentive compensation, which may be settled either in cash or in shares of the Company's Common Stock. Consequently, this arrangement is accounted for as a liability award in accordance with applicable accounting standards. The fair value of these awards is remeasured at each reporting date utilizing Level 3 inputs, which encompass management's estimates regarding the anticipated achievement of relevant financial metrics. The fair value of these awards as of March 31, 2026 was $2.2 million, $1.5 million included in accounts payable and accrued expenses and $0.7 million in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.

14.    Segment Information
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
Segment level assets information is not provided or subject to review by the CODM and therefore not provided.
Information on reportable segments and reconciliations to income before income taxes are as follows:

	Three Months Ended March 31, 2026
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$160,278	$32,029	$57,251	$249,558
Intersegment revenue	1,508	412	1,589	3,509
	161,786	32,441	58,840	253,067
Elimination of intersegment revenues				(3,509)
Total consolidated revenues				249,558
Less: Cost of revenue (excludes depreciation and amortization)(1)	(125,097)	(23,218)	(5,974)
Less: Other operating expenses(1)(2)	(9,830)	(3,815)	(6,273)
Add: Other segment items(3)	881	46	78
Segment Adjusted EBITDA	$27,740	$5,454	$46,671	$79,865

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$79,865
Adjustment for corporate items(4)				(18,262)
Intersegment revenue elimination				(3,509)
Depreciation and amortization				(17,615)
Interest expense				(21,016)
Selling, general and administrative (non-recurring)				(3,969)
Non-cash stock-based compensation				(2,088)
Income before income taxes				$13,406
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	March 31, 2026
Elimination of cost of services (excludes depreciation and amortization)	$3,502
Other operating expenses(2)	(27,847)
Other items(5)	6,083
$(18,262)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended March 31, 2026
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$9,917	$1,288	$5,203	$16,408

	Three Months Ended March 31, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$151,241	$23,594	$49,795	$224,630
Intersegment revenue	449	324	293	1,066
	151,690	23,918	50,088	225,696
Elimination of intersegment revenues				(1,066)
Total consolidated revenues				224,630
Less: Cost of revenue (excludes depreciation and amortization)(1)	(118,572)	(16,624)	(3,223)
Less: Other operating expenses(1)(2)	(8,213)	(3,929)	(4,609)
Add: Other segment items(3)	800	151	186
Segment Adjusted EBITDA	$25,705	$3,516	$42,442	$71,663

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$71,663
Adjustment for corporate items(4)				(19,303)
Intersegment revenue elimination				(1,066)
Depreciation and amortization				(13,777)
Interest expense				(23,176)
Debt modification and extinguishment expenses				(38)
Selling, general and administrative (non-recurring)				(2,199)
Non-cash stock-based compensation				(1,586)
Income before income taxes				$10,518
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	March 31, 2025
Elimination of cost of services (excludes depreciation and amortization)	$1,065
Other operating expenses(2)	(24,125)
Other items(5)	3,757
$(19,303)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended March 31, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$6,625	$1,261	$4,642	$12,528

15.    Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings per common share:

	Three Months Ended March 31,
(in thousands except per share amounts)	2026	2025
Numerator:
Net income attributable to common stockholders	$9,760	$8,268

Weighted average shares outstanding	81,373	78,774
Effect of dilutive potential common shares	2,274	1,083
Adjusted Weighted average shares outstanding	83,647	79,857

Basic earnings per common share	$0.12	$0.10
Diluted earnings per common share	$0.12	$0.10
Anti-dilutive securities that were excluded from the Company's earnings per common share are as follows:

	Three Months Ended March 31,
(number of shares, in thousands)	2026	2025
Restricted stock awards(1)	44	1,078
Liability-classified restricted stock units	157	—
Outstanding stock option awards(1)	470	864
Total	671	1,942
(1)Granted under the 2018 Plan.
16.    Subsequent Events
The Company’s management evaluated subsequent events through the date of the issuance of the unaudited consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the unaudited consolidated financial statements as of and for the quarter ended March 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and related Notes and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Certain amounts in this section may not add mathematically due to rounding.
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

Results of Operations
This section includes certain components of our results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Revenues
For the three months ended March 31, 2026, our consolidated revenue of $249.6 million increased by $24.9 million, or 11.1%, from $224.6 million for the three months ended March 31, 2025. This overall increase was mainly driven by increase in total card processing dollar value and total card transaction count in our Merchant Solutions segment, an increase in number of billed clients and higher interest income which is partially offset by lower new enrollments in our Treasury Solutions segment, and, increases in buyer funded card processing dollar value, supplier funded issuing dollar value, incentive income, and ACH transactions count in our Payables Segment.
The following table presents our revenues by type:

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change
Revenue Type:
Merchant card fees	$185,933	$167,079	$18,854
Money transmission services	41,748	37,449	4,299
Outsourced services and other services	19,826	17,002	2,824
Equipment	2,051	3,100	(1,049)
Total revenues	$249,558	$224,630	$24,928

Merchant card fees
Merchant card fees revenue for the three months ended March 31, 2026 was $185.9 million an increase of $18.9 million or 11.3%, from $167.1 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in total card dollar value, and the transaction count processed by the Company.
Money transmission services
Money transmission services for the three months ended March 31, 2026 was $41.7 million, an increase of $4.3 million, or 11.5%, from $37.4 million for the three months ended March 31, 2025. This increase was primarily driven by an increase in average billed clients which was partially offset by lower new customer enrollments.
Outsourced services and other services revenue
Outsourced services and other services revenue of $19.8 million for the three months ended March 31, 2026 increased by $2.8 million, or 16.6%, from $17.0 million for the three months ended March 31, 2025, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances offset by reduction in interest rates.
Equipment
Equipment revenue of $2.1 million for the three months ended March 31, 2026 decreased by $1.0 million, or 33.8% from $3.1 million for the three months ended March 31, 2025. The decrease was primarily due to lower point-of-sale equipment sales caused by a decrease in demand from merchants.
Operating expenses were as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$150,787	$137,353	$13,434
Salary and employee benefits	28,522	25,775	2,747
Depreciation and amortization	17,615	13,777	3,838
Selling, general and administrative	19,244	15,100	4,144
Total operating expenses	$216,168	$192,005	$24,163
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $150.8 million for the three months ended March 31, 2026 increased by $13.4 million, or 9.8%, from $137.4 million for the three months ended March 31, 2025, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $28.5 million for the three months ended March 31, 2026 increased by $2.7 million, or 10.7%, from $25.8 million for the three months ended March 31, 2025, primarily due to merit increases, increased headcount to support overall growth of the Company and from the acquisition of Sila, Boom and DMS, and increased stock based compensation related to long term incentive awards to executives.
Depreciation and amortization expense
Depreciation and amortization expense of $17.6 million for the three months ended March 31, 2026 increased by $3.8 million, or 27.9%, from $13.8 million for the three months ended March 31, 2025, primarily due to the addition of intangible assets from the Letus, Sila, Boom and DMS acquisitions and software capitalization.

Selling, general and administrative
Selling, general and administrative expenses of $19.2 million for the three months ended March 31, 2026 increased by $4.1 million, or 27.4%, from $15.1 million for the three months ended March 31, 2025, primarily due to increase in professional and legal charges related to the Company's go-private project, increased marketing and software expenses to support overall growth and cloud migration, expenses related to acquired businesses and assets, which was partially offset by legal and other expenses related to the Company's secondary offering of common shares incurred during the quarter ended March 31, 2025.
Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change
Other expense
Interest expense	$(21,016)	$(23,176)	$2,160
Debt extinguishment and modification costs	—	(38)	38
Other income, net	1,032	1,107	(75)
Total other expense, net	$(19,984)	$(22,107)	$2,123
Interest expense
Interest expense of $21.0 million for the three months ended March 31, 2026 decreased by $2.2 million, or (9.3)%, from $23.2 million for the three months ended March 31, 2025, due to decreased SOFR rates and beneficial changes in margin from the recent refinancing which was partially offset by increased outstanding balances of the 2024 Credit Agreement and the Residual Finance credit facility established during the quarter ended September 30, 2025.
Income tax expense
Income tax expense was as follows:

(in thousands)	Three Months Ended March 31,
	2026	2025	$ Change
Income before income taxes	$13,406	$10,518	$2,888
Income tax expense	$3,646	$2,250	$1,396
Effective tax rate	27.2%	21.4%
We compute our interim period income tax expense by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2026 is 26.5% and includes the income tax provision on pre-tax income. The effective tax rate for 2026 changed primarily due to a year over year change in the discrete tax benefit associated with stock-based compensation vestings.
Our consolidated effective income tax rates differ from the statutory rate due to timing and permanent differences between amounts calculated under GAAP and the U.S. tax code. The consolidated effective income tax rate for 2026 may not be indicative of our effective tax rate for future periods.
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
Merchant Solutions

(in thousands)	Three Months Ended March 31,
	2026	2025	Change
Revenues	$161,786	$151,690	$10,096
Adjusted EBITDA	$27,740	$25,705	$2,035
Key Indicators:
Total card processing dollar value	$18,130,401	$17,685,491	$444,910
Total card transaction count	211,244	209,308	1,936
Revenues
Revenue from our Merchant Solutions segment was $161.8 million for the three months ended March 31, 2026, compared to $151.7 million for the three months ended March 31, 2025. The increase of $10.1 million, or 6.7%, was primarily driven by an increase in merchant card fee rate, increased total card processing dollar value and total card transaction count. The Company's merchant card fee revenue from the Merchant Solutions segment ($158.5 million for three months ended March 31, 2026 and $147.5 million for the three months ended March 31, 2025) as a percentage of total card processing dollar value during the three months ended March 31, 2026 increased to 0.87% from 0.83% as compared to the three months ended March 31, 2025.
Adjusted EBITDA
Adjusted EBITDA from our Merchant Solutions segment was $27.7 million for the three months ended March 31, 2026, compared to $25.7 million for the three months ended March 31, 2025. The increase of $2.0 million, or 7.9% was primarily driven by an increase in revenue, offset by mix related margin compression, certain chargeback losses, and increase in other operating expenses.
Payables

(in thousands)	Three Months Ended March 31,
	2026	2025	Change
Revenues	$32,441	$23,918	$8,523
Adjusted EBITDA	$5,454	$3,516	$1,938

Key Indicators:
Buyer funded card processing dollar value	$972,910	$716,900	$256,010
Supplier funded issuing dollar value	$242,387	$237,290	$5,097
ACH transaction count	5,059	4,641	418
Revenues
Revenue from our Payables segment was $32.4 million for the three months ended March 31, 2026, compared to $23.9 million for the three months ended March 31, 2025. The increase of $8.5 million, or 35.6% was primarily driven by increased buyer funded card processing dollar value, certain incentive income, ACH transaction count, supplier funded issuing dollar value, and interest from higher account balances.
Adjusted EBITDA
Adjusted EBITDA from our Payables segment of $5.5 million for the three months ended March 31, 2026, compared to $3.5 million for the three months ended March 31, 2025.The increase in Adjusted EBITDA of $1.9 million or 55.1% was contributed by $4.0 million in the supplier funded business (driven by increase in revenues) and $1.5 million in the buyer funded business (driven by increased processing volume which was partially offset by mix related margin compression).
Treasury Solutions

(in thousands)	Three Months Ended March 31,
	2026	2025	Change
Revenues	$58,840	$50,088	$8,752
Adjusted EBITDA	$46,671	$42,442	$4,229

Key Indicators:
Average CFTPay billed clients	1,128,935	940,463	188,472
Average CFTPay monthly enrollments	50,429	55,946	(5,517)
Average total account balances(1)	$1,419,288	$1,041,346	$377,942
(1)This represents the average total account balance in the Treasury Solutions segment, and excludes the deposits and balances maintained in the Merchant Solutions and Payables segments. The total account and deposit balances as of March 31, 2026 and 2025, were $1.8 billion and $1.3 billion, respectively.
Revenues

Revenue from our Treasury Solutions segment was $58.8 million for the three months ended March 31, 2026, compared to $50.1 million for the three months ended March 31, 2025. The increase of $8.8 million, or 17.5%, was primarily driven by an increase in average billed clients and average total account balances, acquisition of Sila, and growth in interest income due to higher balances of permissible investments offset by a reduction in interest rates and decreased average monthly enrollments.
Adjusted EBITDA
Adjusted EBITDA from our Treasury Solutions segment was $46.7 million for the three months ended March 31, 2026, compared to $42.4 million for the three months ended March 31, 2025. The increase of $4.2 million, or 10.0%, was primarily driven by increases in revenues.

(in thousands)	Three Months Ended March 31, 2026
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$27,740	$5,454	$46,671	$(21,771)	$58,094
Interest expense	(1,082)	—	(413)	(19,521)	(21,016)
Depreciation and amortization	(9,917)	(1,288)	(5,203)	(1,207)	(17,615)
Selling, general and administrative (non-recurring)	—	—	—	(3,969)	(3,969)
Non-cash stock based compensation	—	(36)	(1)	(2,051)	(2,088)
Income (loss) before taxes	$16,741	$4,130	$41,054	$(48,519)	$13,406
Income tax expense					(3,646)
Net income					$9,760

(in thousands)	Three Months Ended March 31, 2025
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$25,705	$3,516	$42,442	$(20,369)	$51,294
Interest expense	—	(1,006)	—	(22,170)	(23,176)
Depreciation and amortization	(6,625)	(1,261)	(4,642)	(1,249)	(13,777)
Debt modification and extinguishment expenses	—	—	—	(38)	(38)
Selling, general and administrative (non-recurring)	—	—	—	(2,199)	(2,199)
Non-cash stock based compensation	(4)	(84)	(32)	(1,466)	(1,586)
Income (loss) before taxes	$19,076	$1,165	$37,768	$(47,491)	$10,518
Income tax expense					(2,250)
Net income					$8,268

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these critical accounting policies and estimates as of March 31, 2026.
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

Our working capital, defined as current assets less current liabilities, was $122.9 million at March 31, 2026 and $61.9 million at March 31, 2025. As of March 31, 2026, we had cash totaling $92.2 million compared to $47.6 million at March 31, 2025. These cash balances do not include restricted cash of $16.4 million and $11.5 million at March 31, 2026 and March 31, 2025, respectively, which reflects cash accounts holding customer settlement funds and cash reserves for potential losses. The current portion of long-term debt included in current liabilities was $0.5 million and $1.9 million at March 31, 2026 and March 31, 2025, respectively. At March 31, 2026, we had availability of approximately $100.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative three month periods.

(in thousands)	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$23,839	$9,956
Investing activities	11,418	(9,715)
Financing activities	70,626	47,260
Net increase in cash and cash equivalents and restricted cash	$105,883	$47,501
Cash Provided by Operating Activities
Net cash provided by operating activities was $23.8 million for the three months ended March 31, 2026 compared to $10.0 million for the three months ended March 31, 2025. The $13.8 million increase was driven by an increase in net income and favorable non-cash adjustments and changes in the operating assets and liabilities.
Cash Provided by/(Used in) Investing Activities
Net cash provided by investing activities was $11.4 million for the three months ended March 31, 2026, compared to $9.7 million of cash used in investing activities for the three months ended March 31, 2025. For the three months ended March 31, 2026, investing activities included the $25.0 million redemption of short-term investments of MTL funds offset by $8.1 million related to net funding of new loans to ISOs and $5.5 million additions to property, equipment and software. For the three months ended March 31, 2025, net cash used in investing activities included additions to property, equipment and software of $5.1 million, $0.1 million related to net funding of new loans to ISOs and $4.5 million related to the acquisition of a business.
Cash Provided by Finance Activities
Net cash provided by financing activities was $70.6 million and $47.3 million for the three months ended March 31, 2026 and 2025, respectively. The net cash provided by financing activities for the three months ended March 31, 2026, included borrowings under the Residual Finance credit facility of $6.8 million and changes in the net obligations for funds held on the behalf of customers of $65.0 million, offset by $0.2 million of cash used for the repayment of the Residual Finance credit facility, $0.9 million of cash used to purchase shares withheld for taxes, and $0.1 million for a deferred consideration payment. The net cash used in financing activities for the three months ended March 31, 2025, included changes in the net obligations for funds held on the behalf of customers of $59.1 million and proceeds from the exercise of stock options of $0.1 million offset by $10.0 million of cashed used for the unscheduled repayment of the term loan principal for the 2024 Credit Agreement, $1.5 million of cash used for shares withheld for taxes and $0.4 million of payments of contingent consideration.
Long-term Debt
As of March 31, 2026, we had outstanding debt obligations, including the current portion and unamortized debt discount of $1.06 billion, compared to $1.06 billion at December 31, 2025, resulting in an increase due to net borrowings from the Residual Finance credit facility. The debt balance at March 31, 2026 consisted of $1.02 billion outstanding under the 2024 Credit Agreement's (as amended) term facility and $0.04 billion under the Residual Finance Credit Facility's term facility offset by $15.6 million of unamortized debt discounts and issuance costs.

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
Effect of New Accounting Pronouncements and Recently Issued Accounting Pronouncements Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that may affect our current and/or future consolidated financial statements. See Note 1, Basis of Presentation and Significant Accounting Policies, to our Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of recently issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	102,438	$5.32	—	5,690,296
February 1-28, 2026	64,012	$5.50	—	5,690,626
March 1-31, 2026	—	$—	—	5,690,626
Total	166,450	$5.39	—
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
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

May 11, 2026	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

May 11, 2026	/s/ Timothy M. O'Leary Timothy M. O'Leary Chief Financial Officer (Principal Financial Officer)