Form 10-Q
period 2026-06-30
Priority Technology Holdings, Inc.
filed 2026-08-06
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
OR
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
 Yes  ☐    No  ☒
 As of July 31, 2026, the number of the registrant's Common Stock outstanding was 82,440,372.

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

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$120,261	$77,192
Restricted cash	17,439	16,457
Accounts receivable, net of allowances of $6,551 and $6,297, respectively	93,075	91,300
Prepaid expenses and other current assets	28,161	32,145
Current portion of notes receivable, net of allowance of $0 and $0, respectively	1,751	2,062
Settlement assets	1,372,510	1,295,896
Total current assets	1,633,197	1,515,052
Notes receivable, less current portion	20,952	17,629
Property, equipment and software, net	62,329	58,636
Goodwill	416,405	416,641
Intangible assets, net	287,633	315,190
Deferred income taxes, net	46,677	46,350
Other noncurrent assets	29,198	29,306
Total assets	$2,496,391	$2,398,804
Liabilities, Stockholders' Deficit and Non-controlling interest
Current liabilities:
Accounts payable and accrued expenses	$57,520	$70,636
Accrued residual commissions	44,415	40,463
Customer deposits and advance payments	1,637	1,972
Current portion of long-term debt	3,112	—
Settlement obligations	1,374,736	1,297,263
Total current liabilities	1,481,420	1,410,334
Long-term debt, net of current portion, discounts and debt issuance costs	1,044,685	1,039,358
Other noncurrent liabilities	41,337	41,484
Total liabilities	2,567,442	2,491,176
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.001; 100,000,000 shares authorized; 0 issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 87,416,670 and 86,639,593 shares issued at June 30, 2026 and December 31, 2025, respectively; and 82,420,307 and 81,907,304 shares outstanding at June 30, 2026 and December 31, 2025, respectively	82	82
Treasury stock at cost, 4,996,363 and 4,732,289 shares at June 30, 2026 and December 31, 2025, respectively	(24,282)	(22,759)
Additional paid-in capital	17,538	13,925
Accumulated other comprehensive loss	(674)	(210)
Accumulated deficit	(71,830)	(91,453)
Total stockholders' deficit attributable to stockholders of Priority Commerce	(79,166)	(100,415)
Non-controlling interests in consolidated subsidiaries	8,115	8,043
Total stockholders' deficit	(71,051)	(92,372)
Total liabilities, stockholders' deficit and Non-controlling interest	$2,496,391	$2,398,804

See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$262,256	$239,812	$511,814	$464,442
Operating expenses
Cost of revenue (excludes depreciation and amortization)	162,358	147,399	313,145	284,752
Salary and employee benefits	29,153	27,060	57,675	52,835
Depreciation and amortization	20,893	14,093	38,508	27,870
Selling, general and administrative	16,808	13,910	36,052	29,010
Total operating expenses	229,212	202,462	445,380	394,467
Operating income	33,044	37,350	66,434	69,975
Other expense
Interest expense	(21,051)	(23,054)	(42,067)	(46,230)
Debt extinguishment and modification costs	—	—	—	(38)
Other income, net	1,644	1,006	2,676	2,113
Total other expense, net	(19,407)	(22,048)	(39,391)	(44,155)
Income before income taxes	13,637	15,302	27,043	25,820
Income tax expense	3,774	4,423	7,420	6,673
Net income attributable to common stockholders	9,863	10,879	19,623	19,147
Other comprehensive income
Foreign currency translation adjustments	(111)	217	(464)	260
Comprehensive income	$9,752	$11,096	$19,159	$19,407

Earnings per common share:
Basic	$0.12	$0.14	$0.24	$0.24
Diluted	$0.12	$0.14	$0.23	$0.24

Weighted-average common shares outstanding:
Basic	81,549	78,981	81,462	78,878
Diluted	83,823	79,837	83,736	79,968

See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2025	81,907	$82	4,732	$(22,759)	$13,925	$(210)	$(91,453)	$(100,415)	$8,043	$(92,372)
Equity-classified stock-based compensation	—	—	—	—	1,869	—	—	1,869	—	1,869
Vesting of stock awards and ESPP purchases	561	—	—	—	108	—	—	108	—	108
Shares withheld for taxes	(167)	—	167	(884)	—	—	—	(884)	—	(884)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	—	(353)	—	(353)	—	(353)
Net income	—	—	—	—	—	—	9,760	9,760	—	9,760
March 31, 2026	82,301	$82	4,899	$(23,643)	$15,902	$(563)	$(81,693)	$(89,915)	$8,079	$(81,836)
Equity-classified stock-based compensation	—	—	—	—	1,636	—	—	1,636	—	1,636
Vesting of stock awards	216	—	—	—	—	—	—	—	—	—
Shares withheld for taxes	(97)	—	97	(639)	—	—	—	(639)	—	(639)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	—	(111)	—	(111)	—	(111)
Net income	—	—	—	—	—	—	9,863	9,863	—	9,863
June 30, 2026	82,420	$82	4,996	$(24,282)	$17,538	$(674)	$(71,830)	$(79,166)	$8,115	$(71,051)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	1,499	—	—	1,499	—	1,499
Vesting of stock awards and ESPP purchases	534	1	—	—	62	—	—	63	—	63
Shares withheld for taxes	(122)	—	122	(1,470)	—	—	—	(1,470)	—	(1,470)
Exercise of stock options	16	—	—	—	110	—	—	110	—	110
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	43	—	43	—	43
Net income	—	—	—	—	—	—	8,268	8,268	—	8,268
March 31, 2025	79,712	$80	4,508	$(21,077)	$1,669	$(133)	$(138,866)	$(158,327)	$1,902	$(156,425)
Equity-classified stock-based compensation	—	—	—	—	1,625	—	—	1,625	—	1,625
Vesting of stock awards and ESPP purchases	270	—	—	—	111	—	—	111	—	111
Shares withheld for taxes	(118)	—	118	(844)	—	—	—	(844)	—	(844)
Exercise of stock options	34	—	—	—	224	—	—	224	—	224
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	79	79
Foreign currency translation adjustment	—	—	—	—	—	217	—	217	—	217
Net income	—	—	—	—	—	—	10,879	10,879	—	10,879
June 30, 2025	79,898	$80	4,626	$(21,921)	$3,629	$84	$(127,987)	$(146,115)	$1,981	$(144,134)
See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$19,623	$19,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	38,508	27,870
Stock-based compensation, ESPP, and incentive units compensation	4,371	4,792
Amortization of debt issuance costs and discounts	949	882
Debt extinguishment and modification costs	—	38
Deferred income tax	(327)	(2,318)
Change in contingent consideration	(679)	2,039
Other non-cash items, net	(136)	(228)
Change in operating assets and liabilities:
Accounts receivable	(1,775)	(17,912)
Prepaid expenses and other current assets	(1,146)	(2,312)
Income taxes	5,081	(339)
Accounts payable and accrued expenses	(13,002)	(6,810)
Accrued residual commissions	3,952	2,966
Customer deposits and advance payments	(335)	1,187
Other assets, net	433	1,043
Other liabilities, net	(172)	(2,965)
Net cash provided by operating activities	55,345	27,080
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(4,452)
Additions to property, equipment and software	(12,612)	(12,988)
Notes receivable, net (see Note 5)	(3,012)	(1,430)
Short-term investments, net	(185,000)	—
Other investing activities	(2,400)	(2,275)
Net cash used in investing activities	(203,024)	(21,145)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	7,681	—
Debt issuance and modification costs paid	—	(40)
Repayments of long-term debt	(191)	(10,000)
Shares withheld for taxes	(1,523)	(2,314)
Proceeds from exercise of stock options	—	334
Settlement obligations, net	77,359	190,863
Payment of deferred/contingent consideration	(96)	(752)
Net cash provided by financing activities	83,230	178,091
Net change in cash and cash equivalents and restricted cash:
Net (decrease)/increase in cash and cash equivalents, and restricted cash	(64,449)	184,026
Cash and cash equivalents and restricted cash at beginning of period	1,345,998	993,864
Cash and cash equivalents and restricted cash at end of period	$1,281,549	$1,177,890

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$120,261	$50,564
Restricted cash	17,439	14,205
Cash and cash equivalents included in settlement assets (restricted in nature) (see Note 4)	1,143,849	1,113,121
Total cash and cash equivalents, and restricted cash	$1,281,549	$1,177,890

Supplemental cash flow information:
Cash paid for interest	$40,447	$43,331
Cash paid for income taxes, net of refunds	$2,311	$8,950
Non-cash investing and financing activities:
Foreign currency adjustment to goodwill and intangibles	$327	$488
Exercise of stock options	$—	$11
See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Notes to Unaudited Consolidated Financial Statements

1.    Basis of Presentation and Significant Accounting Policies
Business, Consolidation and Presentation
Priority Technology Holdings, Inc. and its consolidated subsidiaries are referred to herein collectively as "Priority Commerce," the "Company," "we," "our" or "us," unless the context requires otherwise. Priority Commerce delivers payments and banking solutions that power connected commerce. Through a unified platform of payables, merchant services, and banking and treasury, Priority Commerce helps businesses manage money more effectively and unlock growth. The Priority Commerce Engine accelerates cash flow, improves working capital, reduces costs, and creates new revenue opportunities.
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
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of June 30, 2026, there was no income attributable to NCI in accordance with the applicable operating agreements.
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
Segment Renaming
During the year ended December 31, 2025, the Company renamed its segments to align with the services offered. SMB Payments was renamed to Merchant Solutions, B2B Payments was renamed to Payables and Enterprise Payments was renamed to Treasury Solutions. There was no other change to the segments, see further information at Note 14. Segment Information.
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
Allowance for Expected Losses
A reconciliation of the beginning and ending amount of allowance for expected losses is as follows:

(in thousands)	Accounts receivable	Settlement assets
Balance at December 31, 2025	$(6,297)	$(7,069)
Charge-offs (recoveries), net	701	5,990
Provision	(955)	(4,378)
Balance at June 30, 2026	$(6,551)	$(5,457)
The Company has elected not to measure expected losses for accrued interest on notes receivable but instead recognize losses for accrued interest within the period losses are determined to be uncollectible.
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
On January 21, 2025, Priority Commerce’s wholly owned subsidiary, Priority Canada Acquisition Company, Inc., acquired 100% of the equity interest in Payslate Inc. (Canada), and its subsidiary Rentmoola Payment Solutions Ltd (United Kingdom) (jointly referred as "Letus business"). The Letus business is engaged in processing of rent payments for property management companies in the United States and Canada. The acquisition offers synergy opportunities to the Company's Treasury Solutions rent payment business and expand Priority Commerce's services in Canada. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $8.8 million, consisting of $4.4 million in cash consideration funded by the Company’s cash flows, deferred consideration of $4.3 million and contingent consideration of $0.1 million.
The deferred consideration of $4.3 million was recorded at the fair value on the acquisition date. The deferred consideration is paid monthly equal to 40% of gross profit under the agreement and total payments will not exceed $6.5 million. Any amount remaining but unpaid will be paid in full by January 21, 2030. The Company continues to accrete interest expense on the deferred consideration throughout the period.
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
Sila
On August 26, 2025, Priority Commerce's wholly owned subsidiary, Priority Tech Ventures, LLC, through its merger subsidiary, acquired total outstanding shares including all voting interests in Sila Inc. ("the "Sila business" or "Sila"). Sila is a payment platform that enables ACH transfers, instant settlement, digital wallets and built-in compliance through a simple application programming interface. Technology acquired in this transaction supplements Priority Commerce's Treasury Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $7.2 million, consisting of $3.4 million in cash consideration funded by the Company's cash flows, and contingent consideration of $3.9 million for contractual earn-outs and additional contingent consideration. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met and additional contingent considerations will be paid based on utilization of the seller's carryforward tax losses. The purchase price is considered preliminary pending finalization of customary adjustments from timing differences.
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
DMS (doing business as Priority Commerce Automotive)
On October 1, 2025, Priority Commerce's subsidiary, Priority DMS, LLC, entered into the asset purchase and contribution agreement with DMSJV, LLC ("DMS"), to acquire substantially all of the assets of DMS. DMS provides credit card processing solutions to automotive dealerships via marketing and selling card and ACH processing services and ancillary services including POS systems, payment gateways, payment processing and authorization, clearing, and settlement for credit card, debit and ACH transactions, which supplements the Company's services within the Merchant Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $57.9 million, consisting of $31.5 million in cash consideration funded by the Company's term loan facility, deferred consideration of $2.8 million, contingent consideration of $17.1 million for contractual earn-outs and $6.6 million in non-voting subsidiary shares issued to the sellers. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met. The purchase price is considered preliminary pending finalization of customary adjustments from timing differences.
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
Other Acquisitions
Boom Commerce
On August 18, 2025, Priority Boom, LLC, a subsidiary of Priority Commerce, completed its acquisition of certain residual portfolio rights for a purchase price of $73.5 million in cash, $13.5 million in Common shares of Priority Commerce and earn-out payments not to exceed $17.0 million based on meeting certain thresholds over a three-year period from the date of acquisition. The transaction did not meet the definition of a business; therefore, it was accounted for as an asset purchase under which the cost of the acquisition was allocated to the acquired assets based on relative fair values. As an asset purchase, additional purchase price (in the form of earn-outs) is accounted for when payment to the seller becomes payable and is added to the carrying value of the asset, as long as it does not meet the definition of a derivative.

3.    Revenues
Disaggregation of Revenues
Total revenues include contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended June 30, 2026
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$171,917	$—	$1,542	$2,319	$175,778
Payables	26,932	—	3,498	—	30,430
Treasury Solutions	3,844	41,989	14,686	—	60,519
Eliminations	(3,600)	—	(871)	—	(4,471)
Total revenues	$199,093	$41,989	$18,855	$2,319	$262,256
(1)Approximately $15.4 million of interest income on customer funds is included in outsourced services and other services revenue in the table above and approximately $1.4 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the there months ended June 30, 2026.

	Six Months Ended June 30, 2026
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$330,416	$—	$2,778	$4,370	$337,564
Payables	54,127	—	8,744	—	62,871
Treasury Solutions	7,121	83,737	28,501	—	119,359
Eliminations	(6,638)	—	(1,342)	—	(7,980)
Total revenues	$385,026	$83,737	$38,681	$4,370	$511,814
(1)Approximately $30.2 million of interest income on customer funds is included in outsourced services and other services revenue in the table above and approximately $2.4 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the six months ended June 30, 2026.

	Three Months Ended June 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$158,825	$—	$1,202	$3,203	$163,230
Payables	21,488	—	3,545	—	25,033
Treasury Solutions	968	39,273	12,417	—	52,658
Eliminations	(798)	—	(311)	—	(1,109)
Total revenues	$180,483	$39,273	$16,853	$3,203	$239,812
(1)Approximately $14.1 million of interest income on customer funds is included in outsourced services and other services revenue in the table above and approximately $1.0 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the three months ended June 30, 2025.

	Six Months Ended June 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$306,307	$—	$2,310	$6,303	$314,920
Payables	41,257	—	7,694	—	48,951
Treasury Solutions	1,575	76,722	24,449	—	102,746
Eliminations	(1,577)	—	(598)	—	(2,175)
Total revenues	$347,562	$76,722	$33,855	$6,303	$464,442
(1)Approximately $26.7 million of interest income on customer funds is included in outsourced services and other services revenue in the table above and approximately $2.1 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the six months ended June 30, 2025.

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

Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Exception items that the Company has deemed uncollectible are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income. Expenses for merchant losses, net of recoveries for the three and six months ended June 30, 2026 were $2.2 million and $5.5 million, respectively. Expenses for merchant losses were $0.2 million and $1.9 million for the three and six months ended June 30, 2025, respectively.

Card settlements due from networks and Dues to Customers’ Payees
As part of the Payables service offering:
•Priority Commerce accepts card payments for its customers and processes disbursements to their vendors (customers’ payees). The time lag between authorization and settlement of card transactions creates certain receivables (from card networks) and payables (to the vendors of customers). These receivables and payables arise from the settlement activities that the Company performs on behalf of its customers and therefore, are presented as settlement assets and related obligations.

•Priority Commerce processes payments to the customers’ payees wherein customers funds are received either in Company-owned bank accounts controlled by the Company or bank-owned FBO accounts controlled by the banks, until such time that the transactions are settled with the customers’ payees. Balances in the bank-owned FBO accounts and related obligations are not considered assets and obligations of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Amounts due to customers’ payees that are held in Company-owned bank accounts are included in restricted cash in the Company's Unaudited Consolidated Balance Sheets and related obligations are presented as due to customers’ payees.

MTL Customer cash and cash equivalents (restricted in nature), short-term investments and MTL Customer account obligations
The Company provides treasury solutions to its customers either through its money transmission licenses in 46 states, the District of Columbia, and 2 territories of the United States or through agency relationships with banks. These services include the acceptance and disbursement of funds. While waiting for disbursement, these funds are held in bank accounts maintained by the Company on behalf of its customers. Per the money transmission regulations, the Company is allowed to invest available balances in these accounts in certain permitted investments, and returns on such investments contribute to the Company's net cash inflows. As such, the Company recognized these balances and related obligations on its balance sheet. Considering these balances are payable on demand and are related to settlement activities, they are presented as settlement assets (as part of the current assets) and the related obligations as settlement obligations (as part of the current liabilities) in the Company's Unaudited Consolidated Balance Sheets. The nature of these MTL Customer cash and cash equivalent are restricted in nature and therefore these balances are presented as restricted cash on the Company's Unaudited Consolidated Statements of Cash Flows. The MTL Short-term investments are included within other investing activities on the Company's Unaudited Consolidated Statements of Cash Flows.

The Company's consolidated settlement assets and obligations were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants(1)(2)	$3,051	$2,455
Card settlements due from networks	15,610	16,092
Subtotal	18,661	18,547
MTL Customer cash and cash equivalents (restricted in nature)(3)	1,143,849	1,252,349
MTL Short-term investments	210,000	25,000
Total settlement assets	$1,372,510	$1,295,896

Settlement Obligations:
MTL Customer account obligations	$1,326,284	$1,244,975
Subscriber account obligations	27,920	32,031
Total customer/subscriber account obligations	1,354,204	1,277,006
Due to customers' payees(4)(5)	20,532	20,257
Total settlement obligations	$1,374,736	$1,297,263
(1)Allowance for estimated losses were $5.5 million and $7.1 million as of June 30, 2026 and December 31, 2025, respectively.
(2)Excludes merchant funds held at member banks of $117.3 million and $103.9 million on June 30, 2026 and December 31, 2025, respectively.
(3)Excludes funds held under agency arrangement with member banks, balances remain under the control of the member banks (therefore not the assets or obligations of the Company). Agency owned accounts held $58.0 million and $50.3 million at June 30, 2026 and December 31, 2025, respectively.
(4)Includes $15.6 million and $16.1 million as of June 30, 2026 and December 31, 2025, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.
(5)Excludes amounts due to customer payees that are held in bank-owned FBO accounts which are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $144.5 million and $151.8 million at June 30, 2026 and December 31, 2025, respectively.

5.     Notes Receivable
The Company had notes receivable of $22.7 million and $19.7 million as of June 30, 2026 and December 31, 2025, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 12.3% and 13.6% as of June 30, 2026 and December 31, 2025, respectively. The notes are receivables from ISOs and ISVs, which are made with a term of 1-5 years. Under the terms of the agreements, the advances are secured by residual payments due to the ISOs and ISVs and apply such residuals against future payment due to the Company. As of June 30, 2026 and December 31, 2025, there were no allowance for expected losses on notes receivable.
The following table provides a reconciliation for activity within the notes receivable as of June 30, 2026:

(in thousands)
Balance at December 31, 2025	$19,691
Principal payments received	(516)
Advances during the period	8,575
Balance at March 31, 2026	$27,750
Principal payments received	(6,540)
Advances during the period	1,493
Balance at June 30, 2026	$22,703
As of June 30, 2026, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending June 30,
2027	$1,751
2028	4,420
2029	4,964
2030	5,040
2031	6,528
Thereafter	—
Total	$22,703

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	June 30, 2026	December 31, 2025
Computer software	$136,982	$125,073
Equipment	14,031	14,037
Leasehold improvements	2,585	2,621
Furniture and fixtures	871	875
Property, equipment and software	154,469	142,606
Less: Accumulated depreciation	(94,983)	(86,245)
Capital work in-progress	2,843	2,275
Property, equipment and software, net	$62,329	$58,636

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$4,545	$4,075	$8,918	$7,937
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.

Fully depreciated assets are retained in property, equipment and software, net, until removed from service. No fully depreciated assets were removed from service during the three months ended June 30, 2026. Certain fully depreciated assets were removed from service during the six months ended June 30, 2026 and three and six months ended ended June 30, 2025.

7.    Goodwill and Intangible Assets
Goodwill
The Company's goodwill relates to the following reportable segments:

(in thousands)	June 30, 2026	December 31, 2025
Merchant Solutions	$158,298	$158,298
Treasury Solutions	250,867	251,103
Payables	7,240	7,240
Total	$416,405	$416,641
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2025	$416,641
Foreign currency translation adjustment	(236)
Balance at June 30, 2026	$416,405
As of June 30, 2026, the Company is not aware of any triggering events for impairment that have occurred since the last annual impairment test.
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2026			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$223,420	$(71,347)	$152,073	14.3
Residual buyouts	178,229	(129,639)	48,590	6.0
Customer relationships	139,517	(101,389)	38,128	8.5
Merchant portfolios	83,350	(70,537)	12,813	6.5
Technology	63,574	(35,370)	28,204	8.7
Trade names	13,327	(7,602)	5,725	8.3
Money transmission licenses(1)	2,100	—	2,100
Total	$703,517	$(415,884)	$287,633	9.5
(1)These assets have an indefinite useful life.

	December 31, 2025			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$223,016	$(63,701)	$159,315	13.8
Residual buyouts	177,864	(119,861)	58,003	6.0
Customer relationships	139,463	(98,478)	40,985	8.8
Merchant portfolios	83,350	(68,787)	14,563	6.5
Technology	63,602	(32,684)	30,918	8.5
Trade names	13,329	(4,023)	9,306	10.6
Money transmission licenses(1)	2,100	—	2,100
Total	$702,724	$(387,534)	$315,190	9.4
(1)These assets have an indefinite useful life.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization expense(1)	$16,348	$10,018	$29,590	$19,933
(1)Included in amortization expense is $0.6 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025 respectively, related to the amortization of certain contract acquisition costs.
As of June 30, 2026, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
2024 Credit Agreement
Term facility - matures July 31, 2032, interest rate of 7.39% and 7.47% at June 30, 2026 and December 31, 2025, respectively	$1,020,000	$1,020,000
Revolving credit facility - $100.0 million line matures July 31, 2030, interest rate of 7.14% and 7.22% at June 30, 2026 and December 31, 2025, respectively	—	—
Residual Finance Credit Facility
Term facility - matures August 18, 2031, interest rate of 9.88% and 9.98% at June 30, 2026 and December 31, 2025, respectively	42,884	35,394
Total debt obligations	1,062,884	1,055,394
Less: current portion of long-term debt	(3,112)	—
Less: unamortized debt discounts and deferred financing costs	(15,087)	(16,036)
Long-term debt, net	$1,044,685	$1,039,358
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

Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Interest expense(1)(2)	$21,051	$23,054	$42,067	$46,230
(1)Included in interest expense is $0.3 million and $0.7 million related to the accretion of deferred consideration from acquisitions for the three and six months ended ended June 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six months ended ended June 30, 2025, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.4 million and $0.9 million for the three and six months ended ended June 30, 2026, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively.
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

9.    Income Taxes
The Company's consolidated effective income tax rate for the three and six months ended June 30, 2026 was 27.7% and 27.4%, respectively, compared to a consolidated effective income tax rate of 28.9% and 25.8% for the three and six months ended June 30, 2025, respectively. The effective rates differed from the statutory rate of 21.0% primarily due to certain forecasted nondeductible expenses.
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
Based on management's assessment, as of June 30, 2026, the Company continues to record a full valuation allowance against certain transaction costs, and net deferred tax assets acquired as part of the Payslate acquisition. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

10.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2026 and December 31, 2025, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority Commerce's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company has purchased 1,309,374 shares for $5.8 million under this plan. On May 5, 2025, the Company's Board of Directors amended the program to increase the authorization to 5,000,000 shares of its outstanding common stock for a total of $40.0 million. There have been no shares repurchased under this plan since the year ended December 31, 2022.

11.    Stock-based Compensation
Stock-based compensation expense, which is included in salary and employee benefits within the Unaudited Consolidated Statements of Operations and Comprehensive Income, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$1,636	$1,597	$3,479	$3,081
Incentive units compensation expense	36	79	72	166
Liability-classified awards compensation expense	611	1,502	794	1,502
ESPP compensation expense	—	28	26	43
Total	$2,283	$3,206	$4,371	$4,792
Income tax expense for stock-based compensation was immaterial for the three and six months ended June 30, 2026. Income tax benefit for stock-based compensation was $0.1 million and $0.8 million, respectively, for the three and six months ended June 30, 2025. No stock-based compensation has been capitalized in any period presented. Awards granted during the three and six months ended June 30, 2026 and 2025, were not material.
2018 Plan
The Company's 2018 Plan initially provided for the issuance of up to 6,685,696 shares of the Company's Common Stock. On March 17, 2022, and February 5, 2026, the Company's Board of Directors unanimously approved amendments to the 2018 Plan which was subsequently approved by our shareholders to increase the numbers of shares authorized for issuance under the plan by 2,500,000 and 8,000,000 shares respectively, resulting in 17,185,696 shares of the Company's Common Stock authorized for issuance under the plan.
As of June 30, 2026, the Company had 9,224,615 shares available for issuance under the 2018 Plan.
2021 Employee Stock Purchase Plan
The 2021 Employee Stock Purchase Plan ("ESPP") provides for up to 200,000 shares to be purchased under the plan. Shares issued under the plan may be authorized but unissued or reacquired shares of Common Stock. All non-executive employees based in the United States who work more than 20 hours per week and have been employed by the Company for at least 30 days may participate in the ESPP.
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
As of June 30, 2026, the Company had 156,437 shares available for issuance under the 2021 Stock Purchase Plan.
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

12.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at June 30, 2026, the Company is committed to pay minimum processing fees under these agreements as noted below:

(in thousands)
Twelve months ending June 30,
2027	$27,009
2028	30,078
2029	21,575
2030	18,625
2031	18,625
Thereafter	13,969
Total	$129,881
Other Commitments
As of June 30, 2026 and December 31, 2025, the Company had a capital contribution commitment of $1.4 million and $3.2 million respectively, to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.

Sponsorship Commitments
The Company entered into various sponsorship agreements with sports and entertainment organizations in exchange for certain advertisement opportunities.The Company committed to paying the amounts in the table below:

(in thousands)
Twelve months ending June 30,
2027	$1,626
2028	1,754
2029	1,693
2030	815
2031	572
Total	$6,460
Contingent/Deferred Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's deferred and contingent consideration liabilities related to completed business acquisitions:

(in thousands)	Contingent Consideration Liabilities	Deferred Consideration Liabilities
December 31, 2025	$21,058	$7,296
Accretion	402	277
Payments	—	(96)
June 30, 2026	$21,460	$7,477
Earn-outs/additional considerations from asset purchase transactions are considered as contingent liabilities until it becomes payable or paid. As of June 30, 2026, and December 31, 2025, the total contingent liabilities related to our asset purchases are $27.2 million.
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

13.    Fair Value
Fair Value Disclosures
The Company's contingent and deferred considerations were derived from business combinations occurring during the year ended December 31, 2025 (refer to Note 2. Acquisitions). The contingent considerations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgment. The Company uses valuation techniques including Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. Contingent and deferred consideration liabilities are uncertain due to the utilization of unobservable inputs and management's judgment in determining the likelihood of achieving criteria required by the respective agreements. The contingent and deferred considerations have a fair value of $28.9 million at June 30, 2026, $1.2 million included in accounts payable and accrued expenses and $27.7 million included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net, approximates fair value and was approximately $22.7 million and $19.7 million at June 30, 2026 and December 31, 2025, respectively and is within Level 3 of the fair value hierarchy.
Investment in Unconsolidated Entities
The Company's investment in unconsolidated entities are carried at cost minus any impairment, if any. The carrying value of the investments approximate fair value and was $10.1 million and $8.6 million at June 30, 2026 and December 31, 2025, respectively, within other noncurrent assets on the Company's Unaudited Consolidated Balance Sheets. The investments in unconsolidated entities are within Level 3 of the fair value hierarchy.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility under the 2024 Credit Agreement was estimated to be $1,004.7 million and $998.3 million at June 30, 2026 and December 31, 2025, respectively. The fair value was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
During the three and six months ended June 30, 2026, there were no transfers into, out of, or between levels of the fair value hierarchy.
Long term incentive award
The Company has established a long-term incentive award for the Chief Executive Officer, which is subject to specified performance conditions. Upon satisfaction of these performance criteria, the Chief Executive Officer becomes entitled to a predetermined amount of incentive compensation, which may be settled either in cash or in shares of the Company's Common Stock. Consequently, this arrangement is accounted for as a liability award in accordance with applicable accounting standards. The fair value of these awards is remeasured at each reporting date utilizing Level 3 inputs, which encompass management's estimates regarding the anticipated achievement of relevant financial metrics. The fair value of these awards as of June 30, 2026 was $2.8 million, $1.6 million included in accounts payable and accrued expenses and $1.2 million in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.

14.    Segment Information
The Company's three reportable segments included Merchant Solutions, Payables and Treasury Solutions:
~~•~~Merchant Solutions: Provides full-service acquiring and payment-enabled solutions for B2C transactions, leveraging Priority Commerce's proprietary software platform, distributed through ISO, direct sales and vertically focused ISV channels.
•Payables: Provides market-leading AP automation solutions to corporations, software partners and industry leading FIs in addition to improving cash flows by providing instant access to working capital.
•Treasury Solutions: Provides embedded finance and treasury solutions to customers to modernize legacy platforms and accelerate software partners' strategies to monetize payments.
Corporate items includes costs of corporate functions and shared services not allocated to our reportable segments.
The Company's chief operating decision makers ("CODM") are our CEO and CFO. The CODM uses adjusted earnings before interest, income tax, depreciation and amortization expenses ("Adjusted EBITDA") as the measure of segment profit or loss to allocate resources. Adjusted EBITDA represents EBITDA (i.e. earnings before interest, income tax, depreciation and amortization expenses) adjusted for certain non-cash costs, such as stock-based compensation and the write-off of the carrying value of investments or other assets, as well as debt extinguishment and modification expenses and other expenses and income items considered non-recurring, such as acquisition integration expenses, certain professional fees, and litigation settlements.
Segment level assets information is not provided or subject to review by the CODM and therefore not provided.
Information on reportable segments and reconciliations to income before income taxes are as follows:

	Three Months Ended June 30, 2026
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$174,008	$30,057	$58,191	$262,256
Intersegment revenue	1,770	373	2,328	4,471
	175,778	30,430	60,519	266,727
Elimination of intersegment revenues				(4,471)
Total consolidated revenues				262,256
Less: Cost of revenue (excludes depreciation and amortization)(1)	(135,955)	(23,906)	(6,954)
Less: Other operating expenses(1)(2)	(10,095)	(3,461)	(6,499)
Add: Other segment items(3)	1,159	47	447
Segment Adjusted EBITDA	$30,887	$3,110	$47,513	$81,510

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$81,510
Adjustment for corporate items(4)				(17,644)
Intersegment revenue elimination				(4,471)
Depreciation and amortization				(20,893)
Interest expense				(21,051)
Selling, general and administrative (non-recurring)				(1,531)
Non-cash stock-based compensation				(2,283)
Income before income taxes				$13,637
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	June 30, 2026
Elimination of cost of services (excludes depreciation and amortization)	$4,457
Other operating expenses(2)	(25,907)
Other items(5)	3,806
$(17,644)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended June 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$13,094	$1,289	$5,297	$19,680

	Six Months Ended June 30, 2026
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$334,286	$62,086	$115,442	$511,814
Intersegment revenue	3,278	785	3,917	7,980
	337,564	62,871	119,359	519,794
Elimination of intersegment revenues				(7,980)
Total consolidated revenues				511,814
Less: Cost of revenue (excludes depreciation and amortization)(1)	(261,052)	(47,124)	(12,928)
Less: Other operating expenses(1)(2)	(19,925)	(7,276)	(12,772)
Add: Other segment items(3)	2,040	93	525
Segment Adjusted EBITDA	$58,627	$8,564	$94,184	$161,375

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$161,375
Adjustment for corporate items(4)				(35,906)
Intersegment revenue elimination				(7,980)
Depreciation and amortization				(38,508)
Interest expense				(42,067)
Selling, general and administrative (non-recurring)				(5,500)
Non-cash stock-based compensation				(4,371)
Income before income taxes				$27,043
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	June 30, 2026
Elimination of cost of services (excludes depreciation and amortization)	$7,959
Other operating expenses(2)	(53,754)
Other items(5)	9,889
$(35,906)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Six Months Ended June 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$23,011	$2,577	$10,500	$36,088

	Three Months Ended June 30, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$162,788	$24,668	$52,356	$239,812
Intersegment revenue	442	365	302	1,109
	163,230	25,033	52,658	240,921
Elimination of intersegment revenues				(1,109)
Total consolidated revenues				239,812
Less: Cost of revenue (excludes depreciation and amortization)(1)	(127,814)	(17,751)	(2,939)
Less: Other operating expenses(1)(2)	(8,367)	(3,606)	(4,457)
Add: Other segment items(3)	700	94	296
Segment Adjusted EBITDA	$27,749	$3,770	$45,558	$77,077

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$77,077
Adjustment for corporate items(4)				(19,918)
Intersegment revenue elimination				(1,109)
Depreciation and amortization				(14,093)
Interest expense				(23,054)
Selling, general and administrative (non-recurring)				(395)
Non-cash stock-based compensation				(3,206)
Income before income taxes				$15,302
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	June 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$1,105
Other operating expenses(2)	(24,541)
Other items(5)	3,518
$(19,918)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended June 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$6,633	$1,262	$4,941	$12,836

	Six Months Ended June 30, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$314,029	$48,356	$102,057	$464,442
Intersegment revenue	891	595	689	2,175
	314,920	48,951	102,746	466,617
Elimination of intersegment revenues				(2,175)
Total consolidated revenues				464,442
Less: Cost of revenue (excludes depreciation and amortization)(1)	(246,386)	(34,376)	(6,160)
Less: Other operating expenses(1)(2)	(16,580)	(7,534)	(9,066)
Add: Other segment items(3)	1,500	245	481
Segment Adjusted EBITDA	$53,454	$7,286	$88,001	$148,741

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$148,741
Adjustment for corporate items(4)				(39,222)
Intersegment revenue elimination				(2,175)
Depreciation and amortization				(27,870)
Interest expense				(46,230)
Debt modification and extinguishment expenses				(38)
Selling, general and administrative (non-recurring)				(2,594)
Non-cash stock-based compensation				(4,792)
Income before income taxes				$25,820
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	June 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$2,170
Other operating expenses(2)	(48,665)
Other items(5)	7,273
$(39,222)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Six Months Ended June 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$13,258	$2,523	$9,583	$25,364

15.    Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$9,863	$10,879	$19,623	$19,147

Weighted average shares outstanding	81,549	78,981	81,462	78,878
Effect of dilutive potential common shares	2,274	856	2,274	1,090
Adjusted Weighted average shares outstanding	83,823	79,837	83,736	79,968

Basic earnings per common share	$0.12	$0.14	$0.24	$0.24
Diluted earnings per common share	$0.12	$0.14	$0.23	$0.24
Anti-dilutive securities that were excluded from the Company's earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(number of shares, in thousands)	2026	2025	2026	2025
Restricted stock awards(1)	36	26	40	—
Liability-classified restricted stock units	380	—	277	—
Outstanding stock option awards(1)	438	—	454	—
Total	854	26	771	—
(1)Granted under the 2018 Plan.

16.    Subsequent Events
The Company’s management evaluated subsequent events through the date of the issuance of the unaudited consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the unaudited consolidated financial statements as of and for the quarter ended June 30, 2026.

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
Terms Used in this Quarterly Report on Form 10-Q
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the terms "Company," "Priority Commerce," "we," "us" and "our" refer to Priority Technology Holdings, Inc. and its consolidated subsidiaries.

Results of Operations
This section includes certain components of our results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Revenues
For the three months ended June 30, 2026, our consolidated revenue of $262.3 million increased by $22.4 million, or 9.4%, from $239.8 million for the three months ended June 30, 2025. This overall increase was mainly driven by increase in total card processing dollar value which was partially offset by lower total card transaction count in our Merchant Solutions segment, increases in buyer funded card processing dollar value, and supplier funded issuing dollar value which was partially offset by lower ACH transactions count in our Payables Segment, and, an increase in number of billed clients and higher interest income which is partially offset by lower new enrollments in our Treasury Solutions segment.
For the six months ended June 30, 2026, our consolidated revenue of $511.8 million increased by $47.4 million, or 10.2%, from $464.4 million for the six months ended June 30, 2025. This overall increase was mainly driven by increase in total card processing dollar value in our Merchant Solutions segment, increases in buyer funded card processing dollar value, supplier funded issuing dollar value, incentive income, and ACH transactions count in our Payables Segment, and, an increase in number of billed clients and higher interest income which was partially offset by lower new enrollments in our Treasury Solutions segment.

The following table presents our revenues by type:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue Type:
Merchant card fees	$199,093	$180,483	$18,610	$385,026	$347,562	$37,464
Money transmission services	41,989	39,273	2,716	83,737	76,722	7,015
Outsourced services and other services	18,855	16,853	2,002	38,681	33,855	4,826
Equipment	2,319	3,203	(884)	4,370	6,303	(1,933)
Total revenues	$262,256	$239,812	$22,444	$511,814	$464,442	$47,372
Merchant card fees
Merchant card fees revenue for the three months ended June 30, 2026, was $199.1 million an increase of $18.6 million or 10.3%, from $180.5 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in total card dollar value which was partially offset by lower total card transaction count processed by the Company.
Merchant card fees revenue for the six months ended June 30, 2026, was $385.0 million an increase of $37.5 million or 10.8%, from $347.6 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in total card dollar value.
Money transmission services
Money transmission services for the three months ended June 30, 2026, was $42.0 million, an increase of $2.7 million, or 6.9%, from $39.3 million for the three months ended June 30, 2025. This increase was primarily driven by an increase in average billed clients which was partially offset by lower new customer enrollments.
Money transmission services for the six months ended June 30, 2026, was $83.7 million, an increase of $7.0 million, or 9.1%, from $76.7 million for the six months ended June 30, 2025. This increase was primarily driven by an increase in average billed clients which was partially offset by lower new customer enrollments.
Outsourced services and other services revenue
Outsourced services and other services revenue of $18.9 million for the three months ended June 30, 2026, increased by $2.0 million, or 11.9%, from $16.9 million for the three months ended June 30, 2025, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances offset by reduction in interest rates.
Outsourced services and other services revenue of $38.7 million for the six months ended June 30, 2026, increased by $4.8 million, or 14.3%, from $33.9 million for the six months ended June 30, 2025, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances offset by reduction in interest rates.
Equipment
Equipment revenue of $2.3 million for the three months ended June 30, 2026, decreased by $0.9 million, or 27.6% from $3.2 million for the three months ended June 30, 2025. The decrease was primarily due to lower point-of-sale equipment sales caused by a decrease in demand from merchants.
Equipment revenue of $4.4 million for the six months ended June 30, 2026, decreased by $1.9 million, or 30.7% from $6.3 million for the six months ended June 30, 2025. The decrease was primarily due to lower point-of-sale equipment sales caused by a decrease in demand from merchants.

Operating expenses were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$162,358	$147,399	$14,959	$313,145	$284,752	$28,393
Salary and employee benefits	29,153	27,060	2,093	57,675	52,835	4,840
Depreciation and amortization	20,893	14,093	6,800	38,508	27,870	10,638
Selling, general and administrative	16,808	13,910	2,898	36,052	29,010	7,042
Total operating expenses	$229,212	$202,462	$26,750	$445,380	$394,467	$50,913
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $162.4 million for the three months ended June 30, 2026, increased by $15.0 million, or 10.1%, from $147.4 million for the three months ended June 30, 2025, primarily due to the corresponding increase in revenues.
Cost of revenue (excludes depreciation and amortization) of $313.1 million for the six months ended June 30, 2026, increased by $28.4 million, or 10.0%, from $284.8 million for the six months ended June 30, 2025, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $29.2 million for the three months ended June 30, 2026, increased by $2.1 million, or 7.7%, from $27.1 million for the three months ended June 30, 2025, primarily due to merit increases, and increased headcount to support overall growth of the Company and from the acquisition related activity.
Salary and employee benefits expense of $57.7 million for the six months ended June 30, 2026, increased by $4.8 million, or 9.2%, from $52.8 million for the six months ended June 30, 2025, primarily due to merit increases, and increased headcount to support overall growth of the Company and from the acquisition related activity.
Depreciation and amortization expense
Depreciation and amortization expense of $20.9 million for the three months ended June 30, 2026, increased by $6.8 million, or 48.3%, from $14.1 million for the three months ended June 30, 2025, primarily due to the addition of intangible assets from the acquisition related activity and software capitalization.
Depreciation and amortization expense of $38.5 million for the six months ended June 30, 2026, increased by $10.6 million, or 38.2%, from $27.9 million for the six months ended June 30, 2025, primarily due to the addition of intangible assets from the acquisition related activity and software capitalization.
Selling, general and administrative
Selling, general and administrative expenses of $16.8 million for the three months ended June 30, 2026, increased by $2.9 million, or 20.8%, from $13.9 million for the three months ended June 30, 2025, primarily due to increase in legal fees related to the Company's on-going special committee process, and increased marketing, telecommunications and software expenses to support overall growth and cloud migration, which was partially offset by decreased accounting expenses.
Selling, general and administrative expenses of $36.1 million for the six months ended June 30, 2026, increased by $7.0 million, or 24.3%, from $29.0 million for the six months ended June 30, 2025, primarily due to increase in professional and legal charges related to the Company's on-going special committee process, increased marketing, telecommunications and software expenses to support overall growth and cloud migration, expenses related to acquired businesses and assets, which was partially offset by decreased accounting expenses.
Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Other expense
Interest expense	$(21,051)	$(23,054)	$2,003	$(42,067)	$(46,230)	$4,163
Debt extinguishment and modification costs	—	—	—	—	(38)	38
Other income, net	1,644	1,006	638	2,676	2,113	563
Total other expense, net	$(19,407)	$(22,048)	$2,641	$(39,391)	$(44,155)	$4,764
Interest expense
Interest expense of $21.1 million for the three months ended June 30, 2026, decreased by $2.0 million, or 8.7%, from $23.1 million for the three months ended June 30, 2025, due to decreased SOFR rates and beneficial changes in margin from the recent refinancing which was partially offset by increased outstanding balances of the 2024 Credit Agreement and the Residual Finance Credit Facility established during the quarter ended September 30, 2025.
Interest expense of $42.1 million for the six months ended June 30, 2026, decreased by $4.2 million, or 9.0%, from $46.2 million for the six months ended June 30, 2025, due to decreased SOFR rates and beneficial changes in margin from the recent refinancing which was partially offset by increased outstanding balances of the 2024 Credit Agreement and the Residual Finance Credit Facility established during the quarter ended September 30, 2025.
Income tax expense
Income tax expense was as follows:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Income before income taxes	$13,637	$15,302	$(1,665)	$27,043	$25,820	$1,223
Income tax expense	$3,774	$4,423	$(649)	$7,420	$6,673	$747
Effective tax rate	27.7%	28.9%		27.4%	25.8%
We compute our interim period income tax expense by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2026 is 27.7% and includes the income tax provision on pre-tax income. The effective tax rate for 2026 changed primarily due to a year over year change in the discrete tax benefit associated with stock-based compensation vestings.
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
Merchant Solutions

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$175,778	$163,230	$12,548	$337,564	$314,920	$22,644
Adjusted EBITDA	$30,887	$27,749	$3,138	$58,627	$53,454	$5,173
Key Indicators:
Total card processing dollar value	$19,549,972	$18,864,185	$685,787	$37,886,641	$36,560,510	$1,326,131
Total card transaction count	228,600	230,721	(2,121)	440,039	439,674	365
Revenues
Revenue from our Merchant Solutions segment was $175.8 million for the three months ended June 30, 2026, compared to $163.2 million for the three months ended June 30, 2025. The increase of $12.5 million, or 7.7%, was primarily driven by acquisition related activity, an increase in merchant card fee rate, and increased total card processing dollar value which was partially offset by a decrease in total card transaction count. The Company's merchant card fee revenue from the Merchant Solutions segment ($171.9 million for three months ended June 30, 2026 and $158.8 million for the three months ended June 30, 2025) as a percentage of total card processing dollar value during the three months ended June 30, 2026 increased to 0.88% from 0.84% as compared to the three months ended June 30, 2025.
Revenue from our Merchant Solutions segment was $337.6 million for the six months ended June 30, 2026, compared to $314.9 million for the six months ended June 30, 2025. The increase of $22.6 million, or 7.2%, was primarily driven by acquisition related activity, an increase in merchant card fee rate, and increased total card processing dollar value. The Company's merchant card fee revenue from the Merchant Solutions segment ($330.4 million for six months ended June 30, 2026 and $306.3 million for the six months ended June 30, 2025) as a percentage of total card processing dollar value during the six months ended June 30, 2026 increased to 0.87% from 0.84% as compared to the six months ended June 30, 2025.
Adjusted EBITDA
Adjusted EBITDA from our Merchant Solutions segment was $30.9 million for the three months ended June 30, 2026, compared to $27.7 million for the three months ended June 30, 2025. The increase of $3.1 million, or 11.3% was primarily driven by an increase in revenue and the Boom Commerce acquisition, which was partially offset by mix related margin compression, and increase in other operating expenses.
Adjusted EBITDA from our Merchant Solutions segment was $58.6 million for the six months ended June 30, 2026, compared to $53.5 million for the six months ended June 30, 2025. The increase of $5.2 million, or 9.7% was primarily driven by an increase in revenue and the Boom Commerce acquisition, which was partially offset by mix related margin compression, and increase in other operating expenses.

Payables

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$30,430	$25,033	$5,397	$62,871	$48,951	$13,920
Adjusted EBITDA	$3,110	$3,770	$(660)	$8,564	$7,286	$1,278

Key Indicators:
Buyer funded card processing dollar value	$942,660	$788,500	$154,160	$1,915,570	$1,505,400	$410,170
Supplier funded issuing dollar value	$255,414	$220,227	$35,187	$497,801	$457,517	$40,284
ACH transaction count	4,726	4,776	(50)	9,785	9,417	368
Revenues
Revenue from our Payables segment was $30.4 million for the three months ended June 30, 2026, compared to $25.0 million for the three months ended June 30, 2025. The increase of $5.4 million, or 21.6% was primarily driven by increased buyer funded card processing dollar value, supplier funded issuing dollar value, and interest from higher account balances which was partially offset by a decrease in ACH transaction count.
Revenue from our Payables segment was $62.9 million for the six months ended June 30, 2026, compared to $49.0 million for the six months ended June 30, 2025. The increase of $13.9 million, or 28.4% was primarily driven by increased buyer funded card processing dollar value, certain incentive income, ACH transaction count, supplier funded issuing dollar value, and interest from higher account balances.
Adjusted EBITDA
Adjusted EBITDA from our Payables segment was $3.1 million for the three months ended June 30, 2026, compared to $3.8 million for the three months ended June 30, 2025.The decrease in Adjusted EBITDA of $0.7 million or 17.5% was contributed by $0.8 million in the buyer funded business, driven by mix related margin compression, which was partially offset by increased processing volume. The decrease in Adjusted EBITDA was partially offset by a $0.1 million increase in the supplier funded business, driven by increase in operating income.
Adjusted EBITDA from our Payables segment was $8.6 million for the six months ended June 30, 2026, compared to $7.3 million for the six months ended June 30, 2025.The increase in Adjusted EBITDA of $1.3 million or 17.5% was contributed by $2.3 million in the supplier funded business, driven by increase in revenues and operating income, which was partially offset by a decrease of $1.0 million in the buyer funded business, driven by mix related margin compression partially offset by increased processing volume.

Treasury Solutions

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues	$60,519	$52,658	$7,861	$119,359	$102,746	$16,613
Adjusted EBITDA	$47,513	$45,558	$1,955	$94,184	$88,001	$6,183

Key Indicators:
Average CFTPay billed clients	1,142,908	992,279	150,629	1,135,922	966,371	169,551
Average CFTPay monthly enrollments	46,083	57,818	(11,735)	48,256	56,882	(8,626)
Average total account balances(1)	$1,475,537	$1,145,715	$329,822	$1,447,412	$1,093,530	$353,882
(1) This represents the average total account balance in the Treasury Solutions segment, and excludes the deposits maintained in the Merchant Solutions and Payables segments. The total account and deposit balances as of June 30, 2026 and 2025, were $1.8 billion and $1.4 billion, respectively.

Revenues

Revenue from our Treasury Solutions segment was $60.5 million for the three months ended June 30, 2026, compared to $52.7 million for the three months ended June 30, 2025. The increase of $7.9 million, or 14.9%, was primarily driven by an increase in average billed clients and average total account balances, the acquisition of Sila, and growth in interest income due to higher balances of permissible investments offset by a reduction in interest rates and decreased average monthly enrollments.
Revenue from our Treasury Solutions segment was $119.4 million for the six months ended June 30, 2026, compared to $102.7 million for the six months ended June 30, 2025. The increase of $16.6 million, or 16.2%, was primarily driven by an increase in average billed clients and average total account balances, the acquisition of Sila, and growth in interest income due to higher balances of permissible investments offset by a reduction in interest rates and decreased average monthly enrollments.

Adjusted EBITDA
Adjusted EBITDA from our Treasury Solutions segment was $47.5 million for the three months ended June 30, 2026, compared to $45.6 million for the three months ended June 30, 2025. The increase of $2.0 million, or 4.3%, was primarily driven by increases in revenues.
Adjusted EBITDA from our Treasury Solutions segment was $94.2 million for the six months ended June 30, 2026, compared to $88.0 million for the six months ended June 30, 2025. The increase of $6.2 million, or 7.0%, was primarily driven by increases in revenues.

(in thousands)	Three Months Ended June 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$30,887	$3,110	$47,513	$(22,115)	$59,395
Interest expense	(1,147)	—	(256)	(19,648)	(21,051)
Depreciation and amortization	(13,094)	(1,289)	(5,297)	(1,213)	(20,893)
Selling, general and administrative (non-recurring)	—	—	—	(1,531)	(1,531)
Non-cash stock based compensation	—	(36)	—	(2,247)	(2,283)
Income (loss) before taxes	$16,646	$1,785	$41,960	$(46,754)	$13,637
Income tax expense					(3,774)
Net income					$9,863

(in thousands)	Three Months Ended June 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$27,749	$3,770	$45,558	$(21,027)	$56,050
Interest expense	—	(790)	(243)	(22,021)	(23,054)
Depreciation and amortization	(6,633)	(1,262)	(4,941)	(1,257)	(14,093)
Selling, general and administrative (non-recurring)	—	—	—	(395)	(395)
Non-cash stock based compensation	5	(84)	(33)	(3,094)	(3,206)
Income (loss) before taxes	$21,121	$1,634	$40,341	$(47,794)	$15,302
Income tax expense					(4,423)
Net income					$10,879

(in thousands)	Six Months Ended June 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$58,627	$8,564	$94,184	$(43,886)	$117,489
Interest expense	(2,229)	—	(669)	(39,169)	(42,067)
Depreciation and amortization	(23,011)	(2,577)	(10,500)	(2,420)	(38,508)
Selling, general and administrative (non-recurring)	—	—	—	(5,500)	(5,500)
Non-cash stock based compensation	—	(72)	(1)	(4,298)	(4,371)
Income (loss) before taxes	$33,387	$5,915	$83,014	$(95,273)	$27,043
Income tax expense					(7,420)
Net income					$19,623

(in thousands)	Six Months Ended June 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$53,454	$7,286	$88,001	$(41,397)	$107,344
Interest expense	—	(1,796)	(243)	(44,191)	(46,230)
Depreciation and amortization	(13,258)	(2,523)	(9,583)	(2,506)	(27,870)
Debt modification and extinguishment expenses	—	—	—	(38)	(38)
Selling, general and administrative (non-recurring)	—	—	—	(2,594)	(2,594)
Non-cash stock based compensation	1	(168)	(65)	(4,560)	(4,792)
Income (loss) before taxes	$40,197	$2,799	$78,110	$(95,286)	$25,820
Income tax expense					(6,673)
Net income					$19,147

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these critical accounting policies and estimates as of June 30, 2026.
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

Our working capital, defined as current assets less current liabilities, was $151.8 million at June 30, 2026 and $76.7 million at June 30, 2025. As of June 30, 2026, we had cash totaling $120.3 million compared to $50.6 million at June 30, 2025. These cash balances do not include restricted cash of $17.4 million and $14.2 million at June 30, 2026 and June 30, 2025, respectively, which reflects cash accounts holding customer settlement funds, cash reserves for potential losses and other contractual restricted cash balances. The current portion of long-term debt included in current liabilities was $3.1 million and $4.3 million at June 30, 2026 and June 30, 2025, respectively. At June 30, 2026, we had availability of approximately $100.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative six month periods.

(in thousands)	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$55,345	$27,080
Investing activities	(203,024)	(21,145)
Financing activities	83,230	178,091
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(64,449)	$184,026
Cash Provided by Operating Activities
Net cash provided by operating activities was $55.3 million for the six months ended June 30, 2026 compared to $27.1 million for the six months ended June 30, 2025. The $28.2 million increase was driven by an increase in net income and favorable non-cash adjustments and changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $203.0 million for the six months ended June 30, 2026, compared to $21.1 million of cash used in investing activities for the six months ended June 30, 2025. For the six months ended June 30, 2026, investing activities included the $12.6 million additions to property, equipment and software, $3.0 million related to net funding of new loans to ISOs and ISVs, $185.0 million net short-term investments of MTL funds, and $2.4 million related to residual purchases and investments in unconsolidated entities. For the six months ended June 30, 2025, net cash used in investing activities included additions to property, equipment and software of $13.0 million, $1.4 million related to net funding of new loans to ISOs and ISVs, $4.5 million related to the acquisition of a business and $2.3 million investments in unconsolidated entities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $83.2 million and $178.1 million for the six months ended June 30, 2026 and 2025, respectively. The net cash provided by financing activities for the six months ended June 30, 2026, included borrowings under the Residual Finance credit facility of $7.7 million and changes in the net obligations for funds held on the behalf of customers of $77.4 million, offset by $0.2 million of cash used for the repayment of the Residual Finance credit facility, $1.5 million of cash used to purchase shares withheld for taxes, and $0.1 million for a deferred consideration payment. The net cash used in financing activities for the six months ended June 30, 2025, included changes in the net obligations for funds held on the behalf of customers of $190.9 million and proceeds from the exercise of stock options of $0.3 million offset by $10.0 million of cash used for the unscheduled repayment of the term loan principal, $2.3 million of cash used to purchase shares withheld for taxes and $0.8 million for payments of deferred consideration.
Long-term Debt
As of June 30, 2026, we had outstanding debt obligations, including the current portion and unamortized debt discount of $1,062.9 million, compared to $1,055.4 million at December 31, 2025, resulting in an increase due to net borrowings from the Residual Finance credit facility. The debt balance at June 30, 2026 consisted of $1,020.0 million outstanding under the 2024 Credit Agreement's (as amended) term facility and $42.9 million under the Residual Finance Credit Facility's term facility offset by $15.1 million of unamortized debt discounts and issuance costs.

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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	21,459	$4.72	—	5,690,626
May 1-31, 2026	3,484	$5.18	—	5,690,626
June 1-30, 2026	72,681	$6.97	—	5,690,626
Total	97,624	$—	—
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

10.2	Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed July 31, 2018).
10.2.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to the Company's Form DEF14A, filed April 12, 2022).
10.2.2	Amendment No. 2 to Priority Technology Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to the Company's Form DEF14A, filed April 28, 2026).
10.3	Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.1	Amendment No. 1 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
10.3.2	Amendment No. 2 to Priority Technology Holdings, Inc. 2021 Employee Stock Purchase Plan
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
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

August 6, 2026	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

August 6, 2026	/s/ Timothy M. O'Leary Timothy M. O'Leary Chief Financial Officer (Principal Financial Officer)