Form 10-Q
period 2026-09-30
Priority Technology Holdings, Inc.
filed 2026-11-05
CIK 1653558

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
OR
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
 Yes  ☐    No  ☒
 As of October 30, 2026, the number of the registrant's Common Stock outstanding was 82,573,861.

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

ii

Priority Technology Holdings, Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$135,648	$77,192
Restricted cash	16,009	16,457
Accounts receivable, net of allowances of $4,705 and $6,297, respectively	83,684	91,300
Prepaid expenses and other current assets	30,125	32,145
Current portion of notes receivable, net of allowance of $0 and $0, respectively	2,856	2,062
Settlement assets	1,504,904	1,295,896
Total current assets	1,773,226	1,515,052
Notes receivable, less current portion	18,641	17,629
Property, equipment and software, net	65,325	58,636
Goodwill	425,221	416,641
Intangible assets, net	292,135	315,190
Deferred income taxes, net	43,986	46,350
Other noncurrent assets	30,707	29,306
Total assets	$2,649,241	$2,398,804
Liabilities, Stockholders' Deficit and Non-controlling interest
Current liabilities:
Accounts payable and accrued expenses	$62,488	$70,636
Accrued residual commissions	40,922	40,463
Customer deposits and advance payments	2,750	1,972
Current portion of long-term debt	5,700	—
Settlement obligations	1,506,105	1,297,263
Total current liabilities	1,617,965	1,410,334
Long-term debt, net of current portion, discounts and debt issuance costs	1,044,409	1,039,358
Other noncurrent liabilities	44,347	41,484
Total liabilities	2,706,721	2,491,176
Commitments and contingencies (Note 12)
Stockholders' deficit:
Preferred stock, $0.001 par value; 100,000,000 shares authorized; 0 issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock, $0.001 par value; 1,000,000,000 shares authorized; 87,592,070 and 86,639,593 shares issued at September 30, 2026 and December 31, 2025, respectively; and 82,548,886 and 81,907,304 shares outstanding at September 30, 2026 and December 31, 2025, respectively	83	82
Treasury stock at cost, 5,043,184 and 4,732,289 shares at September 30, 2026 and December 31, 2025, respectively	(24,568)	(22,759)
Additional paid-in capital	19,204	13,925
Accumulated other comprehensive loss	(742)	(210)
Accumulated deficit	(59,607)	(91,453)
Total stockholders' deficit attributable to stockholders of Priority Commerce	(65,630)	(100,415)
Non-controlling interests in consolidated subsidiaries	8,150	8,043
Total stockholders' deficit	(57,480)	(92,372)
Total liabilities, stockholders' deficit and Non-controlling interest	$2,649,241	$2,398,804

See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$268,623	$241,439	$780,437	$705,881
Operating expenses
Cost of revenue (excludes depreciation and amortization)	165,908	146,681	479,053	431,433
Salary and employee benefits	28,950	26,140	86,625	78,975
Depreciation and amortization	18,231	15,122	56,739	42,992
Selling, general and administrative	19,647	15,724	55,699	44,734
Total operating expenses	232,736	203,667	678,116	598,134
Operating income	35,887	37,772	102,321	107,747
Other expense
Interest expense	(21,190)	(22,463)	(63,257)	(68,693)
Debt extinguishment and modification costs	—	(12,476)	—	(12,514)
Other income, net	1,897	4,554	4,573	6,667
Total other expense, net	(19,293)	(30,385)	(58,684)	(74,540)
Income before income taxes	16,594	7,387	43,637	33,207
Income tax expense (benefit)	4,371	(20,201)	11,791	(13,528)
Net income attributable to common stockholders	12,223	27,588	31,846	46,735
Other comprehensive income
Foreign currency translation adjustments	(68)	(279)	(532)	(19)
Comprehensive income	$12,155	$27,309	$31,314	$46,716

Earnings per common share:
Basic	$0.15	$0.34	$0.39	$0.59
Diluted	$0.14	$0.34	$0.38	$0.58

Weighted-average common shares outstanding:
Basic	81,663	80,325	81,530	79,366
Diluted	84,293	81,116	83,923	80,383

See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2025	81,907	$82	4,732	$(22,759)	$13,925	$(210)	$(91,453)	$(100,415)	$8,043	$(92,372)
Equity-classified stock-based compensation	—	—	—	—	1,869	—	—	1,869	—	1,869
Vesting of stock awards and ESPP purchases	561	—	—	—	108	—	—	108	—	108
Shares withheld for taxes	(167)	—	167	(884)	—	—	—	(884)	—	(884)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	—	(353)	—	(353)	—	(353)
Net income	—	—	—	—	—	—	9,760	9,760	—	9,760
March 31, 2026	82,301	$82	4,899	$(23,643)	$15,902	$(563)	$(81,693)	$(89,915)	$8,079	$(81,836)
Equity-classified stock-based compensation	—	—	—	—	1,636	—	—	1,636	—	1,636
Vesting of stock awards	216	—	—	—	—	—	—	—	—	—
Shares withheld for taxes	(97)	—	97	(639)	—	—	—	(639)	—	(639)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	36	36
Foreign currency translation adjustment	—	—	—	—	—	(111)	—	(111)	—	(111)
Net income	—	—	—	—	—	—	9,863	9,863	—	9,863
June 30, 2026	82,420	$82	4,996	$(24,282)	$17,538	$(674)	$(71,830)	$(79,166)	$8,115	$(71,051)
Equity-classified stock-based compensation	—	—	—	—	1,651	—	—	1,651	—	1,651
Vesting of stock awards	174	1	—	—	—	—	—	1	—	1
Shares withheld for taxes	(47)	—	47	(286)	—	—	—	(286)	—	(286)
Exercise of stock options	2	—	—	—	15	—	—	15	—	15
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	35	35
Foreign currency translation adjustment	—	—	—	—	—	(68)	—	(68)	—	(68)
Net income	—	—	—	—	—	—	12,223	12,223	—	12,223
September 30, 2026	82,549	$83	5,043	$(24,568)	$19,204	$(742)	$(59,607)	$(65,630)	$8,150	$(57,480)

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Changes in Stockholders' Deficit and Non-Controlling Interest
(in thousands)

	Common Stock		Treasury Stock		APIC	AOCI	Accumulated Deficit	Deficit Attributable to Stockholders	NCIs	Total
	Shares	$	Shares	$
December 31, 2024	77,480	$77	4,386	$(19,607)	$—	$(176)	$(147,134)	$(166,840)	$1,815	$(165,025)
Equity-classified stock-based compensation	—	—	—	—	1,499	—	—	1,499	—	1,499
Vesting of stock awards and ESPP purchases	534	1	—	—	62	—	—	63	—	63
Shares withheld for taxes	(122)	—	122	(1,470)	—	—	—	(1,470)	—	(1,470)
Exercise of stock options	16	—	—	—	110	—	—	110	—	110
Exercise of warrants	1,804	2	—	—	(2)	—	—	—	—	—
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	43	—	43	—	43
Net income	—	—	—	—	—	—	8,268	8,268	—	8,268
March 31, 2025	79,712	$80	4,508	$(21,077)	$1,669	$(133)	$(138,866)	$(158,327)	$1,902	$(156,425)
Equity-classified stock-based compensation	—	—	—	—	1,625	—	—	1,625	—	1,625
Vesting of stock awards and ESPP purchases	270	—	—	—	111	—	—	111	—	111
Shares withheld for taxes	(118)	—	118	(844)	—	—	—	(844)	—	(844)
Exercise of stock options	34	—	—	—	224	—	—	224	—	224
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	79	79
Foreign currency translation adjustment	—	—	—	—	—	217	—	217	—	217
Net income	—	—	—	—	—	—	10,879	10,879	—	10,879
June 30, 2025	79,898	$80	4,626	$(21,921)	$3,629	$84	$(127,987)	$(146,115)	$1,981	$(144,134)
Equity-classified stock-based compensation	—	—	—	—	1,227	—	—	1,227	—	1,227
Vesting of stock awards and ESPP purchases	231	—	—	—	103	—	—	103	—	103
Shares withheld for taxes	(84)	—	84	(692)	—	—	—	(692)	—	(692)
Shares issued as part of Boom asset purchase	1,766	2	—	—	13,459	—	—	13,461	—	13,461
Exercise of stock options	10	—	—	—	79	—	—	79	—	79
Plastiq NCI repurchase	—	—	—	—	(5,670)	—	—	(5,670)	(330)	(6,000)
Issuance of profit interests in subsidiaries	—	—	—	—	—	—	—	—	133	133
Foreign currency translation adjustment	—	—	—	—	—	(279)	—	(279)	—	(279)
Net income	—	—	—	—	—	—	27,588	27,588	—	27,588
September 30, 2025	81,821	$82	$4,710	$(22,613)	$12,827	$(195)	$(100,399)	$(110,298)	$1,784	$(108,514)
See Notes to Unaudited Consolidated Financial Statements.

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$31,846	$46,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	56,739	42,992
Stock-based compensation, ESPP, and incentive units compensation	6,023	7,119
Amortization of debt issuance costs and discounts	1,449	1,329
Debt extinguishment and modification costs	—	12,514
Deferred income tax	2,007	(16,090)
Change in contingent consideration	679	2,449
Bargain purchase adjustment/(gain)	354	(3,506)
Other non-cash items, net	(238)	(130)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,851	(22,995)
Prepaid expenses and other current assets	(2,169)	(2,054)
Income taxes	5,035	(7,669)
Accounts payable and accrued expenses	(10,460)	1,498
Accrued residual commissions	459	1,118
Customer deposits and advance payments	778	(142)
Other assets, net	(1,821)	1,352
Other liabilities, net	(1,507)	(1,359)
Net cash provided by operating activities	98,025	63,161
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(11,456)	(77,369)
Additions to property, equipment and software	(20,430)	(18,952)
Notes receivable, net (see Note 5)	(4,106)	(5,060)
Short-term investments, net	(500,000)	(46,667)
Other investing activities	(11,197)	(3,850)
Net cash used in investing activities	(547,189)	(151,898)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issue discount	9,493	1,019,714
Debt issuance and modification costs paid	—	(4,725)
Repayments of long-term debt	(191)	(945,537)
Shares withheld for taxes	(1,809)	(3,006)
Proceeds from exercise of stock options	15	413
Settlement obligations, net	215,155	247,531
Payment of deferred/contingent consideration related to business combination	(170)	(19,756)
NCI repurchase	—	(6,000)
Net cash provided by financing activities	222,493	288,634
Net change in cash and cash equivalents and restricted cash:
Net (decrease)/increase in cash and cash equivalents, and restricted cash	(226,671)	199,897
Cash and cash equivalents and restricted cash at beginning of period	1,345,998	993,864
Cash and cash equivalents and restricted cash at end of period	$1,119,327	$1,193,761

Priority Technology Holdings, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2026	2025

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$135,648	$56,978
Restricted cash	16,009	12,984
Cash and cash equivalents included in settlement assets (restricted in nature) (see Note 4)	967,670	1,123,799
Total cash and cash equivalents, and restricted cash	$1,119,327	$1,193,761

Supplemental cash flow information:
Cash paid for interest	$61,119	$64,478
Cash paid for income taxes, net of refunds	$4,811	$10,211
Non-cash investing and financing activities:
Common stock issued for Boom Commerce asset purchase	$—	$13,461
Foreign currency adjustment to goodwill and intangibles	$295	$(321)
Residual buyout from note receivable	$2,300	$—
Deferred/contingent consideration	$3,020	$8,824
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
The accompanying Unaudited Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. These Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information pursuant to the rules and regulations of the SEC. The Consolidated Balance Sheet as of December 31, 2025 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, but does not include all disclosures required by GAAP for annual consolidated financial statements.
NCI represents the equity interest in certain consolidated entities in which the Company owns less than 100% of the profit interests. Changes in the Company's ownership interest while the Company retains its controlling interest are accounted for as equity transactions. As of September 30, 2026, there was no income attributable to NCI in accordance with the applicable operating agreements.
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
Allowance for Expected Losses
A reconciliation of the beginning and ending amount of allowance for expected losses is as follows:

(in thousands)	Accounts receivable	Settlement assets
Balance at December 31, 2025	$(6,297)	$(7,069)
Charge-offs (recoveries), net	2,980	8,087
Provision	(1,388)	(6,826)
Balance at September 30, 2026	$(4,705)	$(5,808)
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

2.    Acquisitions
IntelliPay
On August 25, 2026, Priority Commerce's wholly owned subsidiary, Priority Payments LLC, acquired 100% membership interest in Convenient Payments LLC ("IntelliPay"). IntelliPay is an all-in-one integrated payment processing platform supporting card-present and card-not-present transactions with solutions for markets including government, property management and others, supplementing the Company's services within the Merchant Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $15.6 million, consisting of $12.6 million in cash consideration funded by the Company's cash flows and contingent consideration of $3.0 million for a contractual earn-out. The earn-out will be paid as a percentage of gross profit. The purchase price allocation is considered preliminary pending finalization of customary adjustments from timing differences.
The earn-out was recorded at the fair value of $3.0 million on the acquisition date. The earn-outs will be paid quarterly subject to terms and conditions noted within the agreement over the two years and total payments will not exceed $3.5 million. As of September 30, 2026, $1.4 million is included in accounts payable and accrued expenses and $1.6 million is included in noncurrent liabilities on the Unaudited Consolidated Balance Sheets.
The preliminary purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash(1)	$12,620
Contingent consideration(2)	3,020
Less: cash acquired	(1,164)
Total purchase consideration, net of cash acquired(3)	$14,476

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable	$1,236
Prepaid expenses and other current assets	256
Goodwill	8,793
Intangible assets:
Referral partner relationships	1,369
Customer relationships	2,408
Technology	2,106
Trade names	808
Accounts payable and accrued expenses	(2,500)
Total purchase consideration	$14,476
(1)Cash at closing.
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
(3)Does not include the contractual holdback amount.

Goodwill of $8.8 million arising from the acquisition primarily consists of the expected synergies and other benefits from combining operations. The goodwill was 100% allocated to the Company's Merchant Solutions reportable segment and is expected to be deductible for income tax purposes.
The Company incurred $0.6 million in acquisition related costs which primarily consisted of consulting and legal expenses. These expenses were recorded in selling, general and administrative expenses in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income. Based on the purchase consideration and pre-acquisition operating results, this business combination did not meet the materiality requirements for pro forma disclosures.
Results for IntelliPay since the acquisitions are included within the Merchant Solutions segment, which includes $1.5 million in revenue and net income of $0.0 million for the three and nine months ended September 30, 2026.
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
Sila
On August 26, 2025, Priority Commerce's wholly owned subsidiary, Priority Tech Ventures, LLC, through its merger subsidiary, acquired total outstanding shares including all voting interests in Sila Inc. (the "Sila business" or "Sila"). Sila is a payment platform that enables ACH transfers, instant settlement, digital wallets and built-in compliance through a simple application programming interface. Technology acquired in this transaction supplements Priority Commerce's Treasury Solutions reportable segment. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The total purchase consideration was $7.2 million, consisting of $3.4 million in cash consideration funded by the Company's cash flows, and contingent consideration of $3.9 million for contractual earn-outs and additional contingent consideration. Earn-outs will be paid as a percentage of gross profit when certain thresholds are met and additional contingent considerations will be paid based on utilization of the seller's carryforward tax losses.
The contingent consideration for the contractual earn-outs was recorded at the fair value of $3.9 million on the acquisition date. The contingent consideration will be paid quarterly subject to terms and conditions noted within the agreement over a period of seven years and total payments will not exceed $17.0 million.
The final purchase price allocation is set forth in the table below:

(in thousands)
Consideration:
Cash(1)(4)	$3,449
Contingent consideration (2)(4)	3,881
Less: cash acquired	(100)
Total purchase consideration, net of cash acquired	$7,230

Recognized amounts of assets acquired and liabilities assumed:
Accounts receivable(4)	$68
Prepaid expenses(4)	346
Other noncurrent assets(3)(4)(5)	9,143
Intangible assets:
Trademarks(4)	772
Technology(4)	943
Accounts payable and accrued expenses(4)	(386)
Customer deposits	(46)
Fair value of net assets acquired	$10,840

Estimated bargain purchase gain(4)(5)	$3,610
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
(3)Includes a deferred tax asset of $9.1 million.
(4)During the fourth quarter of 2025, the Company recorded measurement period adjustments due to additional      information received that existed on the acquisition date.
(5)During the third quarter of 2026, the Company recorded a measurement period adjustment due to additional information received that existed on the acquisition date.
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
During the three months ended September 30, 2026, the sellers earned and were paid $7.3 million of the $17.0 million earnout, which increased the total purchase price recorded. This amount was allocated to the initial intangible assets recognized and is amortized on a straight-line basis over the remaining useful lives.

3.    Revenues
Disaggregation of Revenues
Total revenues include contracts with an original duration of one year or less and variable consideration under a stand-ready series of distinct days of service. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.
The following table presents a disaggregation of our consolidated revenues by segment:

	Three Months Ended September 30, 2026
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$176,220	$—	$1,508	$1,917	$179,645
Payables	27,827	—	3,799	—	31,626
Treasury Solutions	2,518	42,283	15,466	—	60,267
Eliminations	(2,274)	—	(641)	—	(2,915)
Total revenues	$204,291	$42,283	$20,132	$1,917	$268,623
(1)Approximately $16.5 million of interest income on customer funds is included in outsourced and other services revenue in the table above and approximately $2.0 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the three months ended September 30, 2026.

	Nine Months Ended September 30, 2026
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$506,636	$—	$4,286	$6,287	$517,209
Payables	81,954	—	12,543	—	94,497
Treasury Solutions	9,639	126,020	43,967	—	179,626
Eliminations	(8,912)	—	(1,983)	—	(10,895)
Total revenues	$589,317	$126,020	$58,813	$6,287	$780,437
(1)Approximately $46.7 million of interest income on customer funds is included in outsourced and other services revenue in the table above and approximately $4.4 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the nine months ended September 30, 2026.

	Three Months Ended September 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$157,197	$—	$1,035	$3,642	$161,874
Payables	21,380	—	3,782	—	25,162
Treasury Solutions	908	40,991	13,785	—	55,684
Eliminations	(967)	—	(314)	—	(1,281)
Total revenues	$178,518	$40,991	$18,288	$3,642	$241,439
(1)Approximately $15.8 million of interest income on customer funds is included in outsourced and other services revenue in the table above and approximately $1.1 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the three months ended September 30, 2025.

	Nine Months Ended September 30, 2025
(in thousands)	Merchant Card Fees	Money Transmission Services	Outsourced and Other Services (1)	Equipment	Total
Segment
Merchant Solutions	$463,503	$—	$3,346	$9,945	$476,794
Payables	62,637	—	11,476	—	74,113
Treasury Solutions	2,484	117,713	38,233	—	158,430
Eliminations	(2,544)	—	(912)	—	(3,456)
Total revenues	$526,080	$117,713	$52,143	$9,945	$705,881
(1)Approximately $42.5 million of interest income on customer funds is included in outsourced and other services revenue in the table above and approximately $3.2 million of interest income on corporate funds is included in other income, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income and is not reflected in the table above for the nine months ended September 30, 2025.

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

Exception items that the Company is still attempting to collect from the merchants through the funds settlement process or merchant reserves are recognized as settlement assets in the Company's Unaudited Consolidated Balance Sheets, with an offsetting reserve for those amounts the Company estimates it will not be able to recover. Exception items that the Company has deemed uncollectible are recorded as merchant losses, a component of cost of revenue in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income. Expenses for merchant losses, net of recoveries for the three and nine months ended September 30, 2026 were $2.6 million and $8.3 million, respectively. Expenses for merchant losses were $0.9 million and $2.8 million for the three and nine months ended September 30, 2025, respectively.

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

The Company's consolidated settlement assets and obligations were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Settlement Assets, net of estimated losses(1):
Card settlements due from merchants(1)(2)	$2,522	$2,455
Card settlements due from networks	9,712	16,092
Subtotal	12,234	18,547
MTL Customer cash and cash equivalents (restricted in nature)(3)	967,670	1,252,349
MTL Short-term investments	525,000	25,000
Total settlement assets	$1,504,904	$1,295,896

Settlement Obligations:
MTL Customer account obligations	$1,454,913	$1,244,975
Subscriber account obligations	36,969	32,031
Total customer/subscriber account obligations	1,491,882	1,277,006
Due to customers' payees(4)(5)	14,223	20,257
Total settlement obligations	$1,506,105	$1,297,263
(1)Allowance for estimated losses were $5.8 million and $7.1 million as of September 30, 2026 and December 31, 2025, respectively.
(2)Excludes merchant funds held at member banks of $121.6 million and $103.9 million on September 30, 2026 and December 31, 2025, respectively.
(3)Excludes funds held under agency arrangement with member banks, balances remain under the control of the member banks (therefore not the assets or obligations of the Company). Agency owned accounts held $46.1 million and $50.3 million at September 30, 2026 and December 31, 2025, respectively.
(4)Includes $9.7 million and $16.1 million as of September 30, 2026 and December 31, 2025, respectively, of card settlements due from networks and the remainder is included in restricted cash on our Unaudited Consolidated Balance Sheets.
(5)Excludes amounts due to customer payees that are held in bank-owned FBO accounts which are not assets of the Company, and the associated obligations are not liabilities of the Company. Therefore, neither is recognized in the Company's Unaudited Consolidated Balance Sheets. Bank-owned FBO accounts held funds of $148.5 million and $151.8 million at September 30, 2026 and December 31, 2025, respectively.

5.     Notes Receivable
The Company had notes receivable of $21.5 million and $19.7 million as of September 30, 2026 and December 31, 2025, respectively, which are reported as current portion of notes receivable and notes receivable less current portion on the Company's Unaudited Consolidated Balance Sheets. The notes receivable carried weighted-average interest rates of 12.2% and 13.6% as of September 30, 2026 and December 31, 2025, respectively. The notes are receivables from ISOs and ISVs, which are made with a term of 1-5 years. Under the terms of the agreements, the advances are secured by residual payments due to the ISOs and ISVs and apply such residuals against future payment due to the Company. As of September 30, 2026 and December 31, 2025, there was no allowance for expected losses on notes receivable.
The following table provides a reconciliation for activity within the notes receivable as of September 30, 2026:

(in thousands)
Balance at December 31, 2025	$19,691
Principal payments received	(516)
Advances during the period	8,575
Balance at March 31, 2026	$27,750
Principal payments received	(6,540)
Advances during the period	1,493
Balance at June 30, 2026	$22,703
Principal payments received	(2,506)
Advances during the period	1,300
Balance at September 30, 2026	$21,497
As of September 30, 2026 and December 31, 2025, $18.4 million and $14.9 million of notes receivable were pledged as collateral for the Residual Finance Credit Facility (see Note 8. Debt Obligations).
As of September 30, 2026, the principal payments for the Company's notes receivable are due as follows:

(in thousands)
Twelve months ending September 30,
2027	$2,856
2028	4,467
2029	5,608
2030	5,412
2031	3,154
Thereafter	—
Total	$21,497

6.    Property, Equipment and Software
A summary of property, equipment and software, net was as follows:

(in thousands)	September 30, 2026	December 31, 2025
Computer software	$143,537	$125,073
Equipment	14,530	14,037
Leasehold improvements	2,619	2,621
Furniture and fixtures	871	875
Property, equipment and software	161,557	142,606
Less: Accumulated depreciation	(99,796)	(86,245)
Capital work in-progress	3,564	2,275
Property, equipment and software, net	$65,325	$58,636

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$4,823	$4,186	$13,741	$12,123
Computer software represents purchased software and internally developed software that is used to provide the Company's services to its customers.
Fully depreciated assets are retained in property, equipment and software, net, until removed from service. No fully depreciated assets were removed from service during the three months ended September 30, 2026. Certain fully depreciated assets were removed from service during the nine months ended September 30, 2026 and three and nine months ended September 30, 2025.

7.    Goodwill and Intangible Assets
Goodwill
The Company's goodwill relates to the following reportable segments:

(in thousands)	September 30, 2026	December 31, 2025
Merchant Solutions	$167,091	$158,298
Treasury Solutions	250,890	251,103
Payables	7,240	7,240
Total	$425,221	$416,641
The following table summarizes the changes in the carrying value of goodwill:

(in thousands)	Amount
Balance at December 31, 2025	$416,641
IntelliPay acquisition	8,793
Foreign currency translation adjustment	(213)
Balance at September 30, 2026	$425,221
The Company has started the process of its annual impairment test as of October 1, 2026, but no conclusion has been reached as of the date of the issuance of these unaudited consolidated financial statements.

Intangible Assets
Intangible assets consisted of the following:

	September 30, 2026			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$230,283	$(75,412)	$154,871	14.2
Residual buyouts	181,529	(134,545)	46,984	6.0
Customer relationships	143,501	(102,792)	40,709	8.5
Merchant portfolios	83,350	(71,413)	11,937	6.5
Technology	65,683	(36,736)	28,947	8.6
Trade names	14,370	(7,783)	6,587	8.0
Money transmission licenses(1)	2,100	—	2,100
Total	$720,816	$(428,681)	$292,135	9.5
(1)These assets have an indefinite useful life.

	December 31, 2025			Weighted-average Useful Life
(in thousands, except weighted-average data)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
ISO and referral partner relationships	$223,016	$(63,701)	$159,315	13.8
Residual buyouts	177,864	(119,861)	58,003	6.0
Customer relationships	139,463	(98,478)	40,985	8.8
Merchant portfolios	83,350	(68,787)	14,563	6.5
Technology	63,602	(32,684)	30,918	8.5
Trade names	13,329	(4,023)	9,306	10.6
Money transmission licenses(1)	2,100	—	2,100
Total	$702,724	$(387,534)	$315,190	9.4
(1)These assets have an indefinite useful life.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization expense(1)	$13,408	$10,936	$42,998	$30,869
(1)Included in amortization expense is $0.6 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2025 respectively, related to the amortization of certain contract acquisition costs.
As of September 30, 2026, there were no impairment indicators present.

8.    Debt Obligations
Outstanding debt obligations consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
2024 Credit Agreement
Term facility - matures July 31, 2032, interest rate of 7.82% and 7.47% at September 30, 2026 and December 31, 2025, respectively	$1,020,000	$1,020,000
Revolving credit facility - $100.0 million line matures July 31, 2030, interest rate of 7.57% and 7.22% at September 30, 2026 and December 31, 2025, respectively	—	—
Residual Finance Credit Facility
Term facility - matures August 18, 2031, interest rate of 10.14% and 9.98% at September 30, 2026 and December 31, 2025, respectively	44,696	35,394
Total debt obligations	1,064,696	1,055,394
Less: current portion of long-term debt	(5,700)	—
Less: unamortized debt discounts and deferred financing costs	(14,587)	(16,036)
Long-term debt, net	$1,044,409	$1,039,358
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
Interest expense for outstanding debt, including fees for undrawn amounts and amortization of deferred financing costs and debt discounts was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Interest expense(1)(2)	$21,190	$22,463	$63,257	$68,693
(1)Included in interest expense is $0.0 million and $0.7 million related to the accretion of deferred consideration from acquisitions for the three and nine months ended ended September 30, 2026, respectively, and $0.4 million and $2.5 million for the three and nine months ended ended September 30, 2025, respectively.
(2)Interest expense included amortization of deferred financing costs and debt discounts of $0.5 million and $1.4 million for the three and nine months ended ended September 30, 2026, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2025, respectively.
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
The Residual Finance Credit Facility requires the Company to comply with certain restrictions including minimum liquidity of $2.0 million, minimum tangible net worth of $5.0 million, maximum default ratio of 2.5%, maximum delinquency ratio of 5.0%, and a minimum excess spread ratio of 1.00 to 1.00 at its subsidiary Priority Residual Finance LLC.

9.    Income Taxes
The Company's consolidated effective income tax rate for the three and nine months ended September 30, 2026 was 26.3% and 27.0%, respectively, compared to a consolidated effective income tax rate of (273.5)% and (40.7)% for the three and nine months ended September 30, 2025, respectively. The 2026 effective rates differed from the statutory rate of 21.0% primarily due to certain forecasted nondeductible expenses, and the 2025 rates differed primarily due to a decrease in the valuation allowance against certain business interest carry over deferred tax assets.
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
Based on management's assessment, as of September 30, 2026, the Company continues to record a full valuation allowance against certain transaction costs, and net deferred tax assets acquired as part of the Payslate acquisition. The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis and, as a result, the valuation allowance may change in future periods.

10.     Stockholders' Deficit
The Company is authorized to issue 100,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2026 and December 31, 2025, the Company has not issued any shares of preferred stock.
Share Repurchase Program
In 2022, Priority Commerce's Board of Directors authorized a general share repurchase program under which the Company may purchase up to 2,000,000 shares of its outstanding Common Stock for a total of up to $10.0 million. Under the terms of this plan, the Company may purchase shares through open market purchases, unsolicited or solicited privately negotiated transactions, or in another manner so long as it complies with applicable rules and regulations. The Company has purchased 1,309,374 shares for $5.8 million under this plan. On May 5, 2025, the Company's Board of Directors amended the program to increase the authorization for an additional 5,000,000 shares of its outstanding common stock for a total of $40.0 million. There have been no shares repurchased under this plan since the year ended December 31, 2022. Under the Merger Agreement (see Note 16. Related Party Transaction), the Company is generally prohibited from repurchasing its securities prior to the completion of the Merger, other than shares withheld to satisfy tax withholding obligations upon vesting of equity awards.

11.    Stock-based Compensation
Stock-based compensation expense, which is included in salary and employee benefits within the Unaudited Consolidated Statements of Operations and Comprehensive Income, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense	$1,651	$1,200	$5,130	$4,281
Incentive units compensation expense	35	133	107	299
Liability-classified awards compensation expense	(34)	967	760	2,469
ESPP compensation expense	—	27	26	70
Total	$1,652	$2,327	$6,023	$7,119
Income tax expense for stock-based compensation was immaterial for the three and nine months ended September 30, 2026. Income tax benefit for stock-based compensation was $0.2 million and $1.0 million, respectively, for the three and nine months ended September 30, 2025. No stock-based compensation has been capitalized in any period presented. Awards granted during the three and nine months ended September 30, 2026 and 2025, were not material.
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
As of September 30, 2026, the Company had 9,297,803 shares available for issuance under the 2018 Plan.
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
Under the ESPP, participants are offered, on the first day of the offering period, the option to purchase shares of Common Stock at a discount on the last day of the offering period. The offering period shall be for a period of three months and the first offering period began on January 10, 2022. The ESPP provides eligible employees the opportunity to purchase shares of the Company's Common stock at 95% of the lesser of the fair value on the first and last trading day of each offering period. The ESPP was amended by shareholder approval on June 13, 2025, to increase the number of shares available by 200,000. Pursuant to the Merger Agreement, no new offering periods will commence after September 18, 2026, and, subject to completion of the Merger, the ESPP will terminate immediately prior to the Effective Time (see Note 16. Related Party Transaction) of the Merger.
As of September 30, 2026, the Company had 156,437 shares available for issuance under the 2021 Stock Purchase Plan.
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

12.    Commitments and Contingencies
Minimum Annual Commitments with Third-party Processors
The Company has multi-year agreements with third parties to provide certain payment processing services to the Company. The Company pays processing fees under these agreements that are based on the volume and dollar amounts of processed payment transactions. Some of these agreements have minimum annual requirements for processing volumes. Based on existing contracts in place at September 30, 2026, the Company is committed to pay minimum processing fees under these agreements as noted below:

(in thousands)
Twelve months ending September 30,
2027	$21,871
2028	20,280
2029	16,952
2030	10,055
2031	10,055
Thereafter	20,110
Total	$99,323
Other Commitments
As of September 30, 2026 and December 31, 2025, the Company had a capital contribution commitment of $0.2 million and $3.2 million respectively, to fund operations of certain subsidiaries. The Company is obligated to make the contributions within 10 business days of receiving notice for such contribution from the subsidiary.
Sponsorship Commitments
The Company entered into various sponsorship agreements with sports and entertainment organizations in exchange for certain advertisement opportunities. The Company committed to paying the amounts in the table below:

(in thousands)
Twelve months ending September 30,
2027	$3,034
2028	2,086
2029	1,096
2030	1,078
2031	—
Total	$7,294

Contingent/Deferred Consideration
The following table provides a reconciliation of the beginning and ending balance of the Company's deferred and contingent consideration liabilities related to completed business acquisitions:

(in thousands)	Contingent Consideration Liabilities	Deferred Consideration Liabilities
December 31, 2025	$21,058	$7,296
Addition of contingent consideration (related to business combination)	3,020	—
Accretion	402	277
Payments	—	(170)
Foreign currency translation adjustment	(5)	—
September 30, 2026	$24,475	$7,403
Earn-outs/additional considerations from asset purchase transactions are considered as contingent liabilities until it becomes payable or paid. As of September 30, 2026, and December 31, 2025, the total contingent liabilities related to our asset purchases are $19.9 million and $27.2 million, respectively (refer to Note 2. Acquisitions).
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

13.    Fair Value
Fair Value Disclosures
The Company's contingent and deferred considerations were derived from business combinations (refer to Note 2. Acquisitions). The contingent considerations are classified within Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgment. The Company uses valuation techniques including Monte Carlo simulations to estimate fair value based on projection period and assumed growth rates. A change in inputs in the valuation techniques used might result in a significantly higher or lower fair value measurement than what is reported. Contingent and deferred consideration liabilities are uncertain due to the utilization of unobservable inputs and management's judgment in determining the likelihood of achieving criteria required by the respective agreements. The contingent and deferred considerations have a fair value of $31.9 million at September 30, 2026, $2.6 million included in accounts payable and accrued expenses and $29.3 million included in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.
Notes Receivable
Notes receivable are carried at amortized cost. Substantially all of the Company's notes receivable are secured, and the Company provides for allowances when it believes that certain notes receivable may not be collectible. The carrying value of the Company's notes receivable, net, approximates fair value and was approximately $21.5 million and $19.7 million at September 30, 2026 and December 31, 2025, respectively and is within Level 3 of the fair value hierarchy.
Investment in Unconsolidated Entities
The Company's investment in unconsolidated entities are carried at cost minus any impairment, if any. The carrying value of the investments approximate fair value and was $10.6 million and $8.6 million at September 30, 2026 and December 31, 2025, respectively, within other noncurrent assets on the Company's Unaudited Consolidated Balance Sheets. The investments in unconsolidated entities are within Level 3 of the fair value hierarchy.
Debt Obligations
Outstanding debt obligations (see Note 8. Debt Obligations) are reflected in the Company's Unaudited Consolidated Balance Sheets at carrying value since the Company did not elect to remeasure debt obligations to fair value at the end of each reporting period.
The fair value of the term facility under the 2024 Credit Agreement was estimated to be $1,006.0 million and $998.3 million at September 30, 2026 and December 31, 2025, respectively. The fair value was estimated using binding and non-binding quoted prices in an active secondary market, which considers the credit risk and market related conditions, and is within Level 2 of the fair value hierarchy.
The fair value of the term facility under the Residual Finance Credit Facility was estimated to be $43.0 million at September 30, 2026, and is classified under Level 3 of the fair value hierarchy due to the uncertainty of the fair value measurement created by the absence of quoted market prices, the inherent lack of liquidity and unobservable inputs used to measure fair value which require judgment. The Company uses the discounted cash flows approach to estimate the present value of the contractual cash flows that a market participant would expect to receive as of the valuation date, considering the facility’s floating-rate structure, required principal repayments, maturity, prepayment provisions, credit risk, collateral support and other relevant terms. A change in inputs in the valuation technique used might result in a significantly higher or lower fair value measurement than what is reported.

During the three and nine months ended September 30, 2026, there were no transfers into, out of, or between levels of the fair value hierarchy.
Long term incentive award
The Company has established a long-term incentive award for the Chief Executive Officer, which is subject to specified performance conditions. Upon satisfaction of these performance criteria, the Chief Executive Officer becomes entitled to a predetermined amount of incentive compensation, which may be settled either in cash or in shares of the Company's Common Stock. Consequently, this arrangement is accounted for as a liability award in accordance with applicable accounting standards. The fair value of these awards is remeasured at each reporting date utilizing Level 3 inputs, which encompass management's estimates regarding the anticipated achievement of relevant financial metrics. The fair value of these awards as of September 30, 2026 was $2.8 million, $1.7 million included in accounts payable and accrued expenses and $1.1 million in other noncurrent liabilities on the Company's Unaudited Consolidated Balance Sheets.

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
Segment level assets information is not provided or subject to review by the CODM and therefore not provided.
Information on reportable segments and reconciliations to income before income taxes are as follows:

	Three Months Ended September 30, 2026
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$177,691	$31,257	$59,675	$268,623
Intersegment revenue	1,954	369	592	2,915
	179,645	31,626	60,267	271,538
Elimination of intersegment revenues				(2,915)
Total consolidated revenues				268,623
Less: Cost of revenue (excludes depreciation and amortization)(1)	(138,321)	(24,499)	(5,781)
Less: Other operating expenses(1)(2)	(10,442)	(3,578)	(6,487)
Add: Other segment items(3)	1,745	376	86
Segment Adjusted EBITDA	$32,627	$3,925	$48,085	$84,637

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$84,637
Adjustment for corporate items(4)				(20,796)
Intersegment revenue elimination				(2,915)
Depreciation and amortization				(18,231)
Interest expense				(21,190)
Selling, general and administrative (non-recurring)				(3,259)
Non-cash stock-based compensation				(1,652)
Income before income taxes				$16,594
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	September 30, 2026
Elimination of cost of services (excludes depreciation and amortization)	$2,693
Other operating expenses(2)	(28,090)
Other items(5)	4,601
$(20,796)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended September 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$10,245	$1,288	$5,396	$16,929

	Nine Months Ended September 30, 2026
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$511,977	$93,343	$175,117	$780,437
Intersegment revenue	5,232	1,154	4,509	10,895
	517,209	94,497	179,626	791,332
Elimination of intersegment revenues				(10,895)
Total consolidated revenues				780,437
Less: Cost of revenue (excludes depreciation and amortization)(1)	(399,373)	(71,623)	(18,709)
Less: Other operating expenses(1)(2)	(30,367)	(10,854)	(19,259)
Add: Other segment items(3)	3,785	469	611
Segment Adjusted EBITDA	$91,254	$12,489	$142,269	$246,012

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$246,012
Adjustment for corporate items(4)				(56,702)
Intersegment revenue elimination				(10,895)
Depreciation and amortization				(56,739)
Interest expense				(63,257)
Selling, general and administrative (non-recurring)				(8,759)
Non-cash stock-based compensation				(6,023)
Income before income taxes				$43,637
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	September 30, 2026
Elimination of cost of services (excludes depreciation and amortization)	$10,652
Other operating expenses(2)	(81,844)
Other items(5)	14,490
$(56,702)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Nine Months Ended September 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$33,256	$3,865	$15,896	$53,017

	Three Months Ended September 30, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$161,307	$24,698	$55,434	$241,439
Intersegment revenue	567	464	250	1,281
	161,874	25,162	55,684	242,720
Elimination of intersegment revenues				(1,281)
Total consolidated revenues				241,439
Less: Cost of revenue (excludes depreciation and amortization)(1)	(126,412)	(17,987)	(3,559)
Less: Other operating expenses(1)(2)	(8,406)	(3,874)	(5,764)
Add: Other segment items(3)	671	154	315
Segment Adjusted EBITDA	$27,727	$3,455	$46,676	$77,858

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$77,858
Adjustment for corporate items(4)				(15,311)
Intersegment revenue elimination				(1,281)
Depreciation and amortization				(15,122)
Interest expense				(22,463)
Debt modification and extinguishment expenses				(12,476)
Selling, general and administrative (non-recurring)				(1,491)
Non-cash stock-based compensation				(2,327)
Income before income taxes				$7,387
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	September 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$1,277
Other operating expenses(2)	(23,818)
Other items(5)	7,230
$(15,311)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Three Months Ended September 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$7,607	$1,275	$4,923	$13,805

	Nine Months Ended September 30, 2025
(in thousands)	Merchant Solutions	Payables	Treasury Solutions	Total
Revenue from external customers	$475,336	$73,054	$157,491	$705,881
Intersegment revenue	1,458	1,059	939	3,456
	476,794	74,113	158,430	709,337
Elimination of intersegment revenues				(3,456)
Total consolidated revenues				705,881
Less: Cost of revenue (excludes depreciation and amortization)(1)	(372,798)	(52,363)	(9,719)
Less: Other operating expenses(1)(2)	(24,987)	(11,408)	(14,831)
Add: Other segment items(3)	2,172	399	797
Segment Adjusted EBITDA	$81,181	$10,741	$134,677	$226,599

Reconciliation of Segment Adjusted EBITDA to income before income taxes
Segment Adjusted EBITDA				$226,599
Adjustment for corporate items(4)				(54,533)
Intersegment revenue elimination				(3,456)
Depreciation and amortization				(42,992)
Interest expense				(68,693)
Debt modification and extinguishment expenses				(12,514)
Selling, general and administrative (non-recurring)				(4,085)
Non-cash stock-based compensation				(7,119)
Income before income taxes				$33,207
(1)The significant expense categories and amounts align with the segment level information regularly provided to the CODM.
(2)Other operating expenses including salary and employee benefits, and selling, general and administrative expenses.
(3)Other segment items for each reportable segment include other income, net, and stock-based compensation expense.
(4)Adjustment for corporate items include:

(in thousands)	September 30, 2025
Elimination of cost of services (excludes depreciation and amortization)	$3,447
Other operating expenses(2)	(72,483)
Other items(5)	14,503
$(54,533)
(5)Other items include other income net, stock-based compensation expense, and selling general and administrative (non-recurring expense).

(in thousands)	Other specified segment disclosure
	Nine Months Ended September 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Total
Depreciation and amortization	$20,865	$3,798	$14,507	$39,170

15.    Earnings per Common Share
The following tables set forth the computation of the Company's basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders	$12,223	$27,588	$31,846	$46,735

Weighted average shares outstanding	81,663	80,325	81,530	79,366
Effect of dilutive potential common shares	2,630	791	2,393	1,017
Adjusted Weighted average shares outstanding	84,293	81,116	83,923	80,383

Basic earnings per common share	$0.15	$0.34	$0.39	$0.59
Diluted earnings per common share(1)	$0.14	$0.34	$0.38	$0.58
(1)Certain amounts may not compute accurately due to rounding.
Anti-dilutive securities that were excluded from the Company's earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(number of shares, in thousands)	2026	2025	2026	2025
Restricted stock awards(1)	18	12	33	1
Liability-classified restricted stock units	183	—	240	—
Outstanding stock option awards(1)	405	—	438	—
Total	606	12	711	1
(1)Granted under the 2018 Plan.

16.    Related Party Transaction
On September 18, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WD Capital Partners Parent Inc., a Delaware corporation (“Parent”), and WD Capital Partners Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Thomas C. Priore, the Company's Chairman and Chief Executive Officer (the “Majority Stockholder”), and certain of his affiliates, control WD Capital Partners Holdings LP (“Ultimate Parent”) and, indirectly, Parent and Merger Sub. As of October 23, 2026, the Majority Stockholder beneficially owned approximately 56.4% of the outstanding shares of the Company's common stock, and the Majority Stockholder together with certain of his affiliates (the “Supporting Stockholders”) beneficially owned approximately 61.4% of the outstanding shares.
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company's common stock issued and outstanding immediately prior to the Effective Time, other than (a) shares held by the Company as treasury shares or owned by any direct or indirect wholly owned subsidiary of the Company, (b) shares owned by Parent, Merger Sub or any of their respective affiliates, (c) shares held by the Supporting Stockholders that will be contributed to

Ultimate Parent immediately prior to the Effective Time in exchange for equity interests of Ultimate Parent (the “Rollover Shares”) and (d) shares held by stockholders who have properly demanded and not effectively withdrawn or lost their appraisal rights under Section 262 of the Delaware General Corporation Law (the “DGCL”), will be automatically converted into the right to receive $8.05 per share in cash from Parent, without interest and less any applicable withholding taxes (the “Merger Consideration”). The Rollover Shares will be canceled at the Effective Time without conversion into the right to receive the Merger Consideration. At the Effective Time, outstanding Company stock options, restricted stock units and performance stock units (with performance stock units vesting at target) will vest in full and be canceled in exchange for cash based on the Merger Consideration.
The Board of Directors formed a special committee consisting solely of independent and disinterested directors (the “Special Committee”) to evaluate and negotiate the Majority Stockholder's proposal. Acting upon the unanimous recommendation of the Special Committee, the Board of Directors (other than Mr. Priore and Mr. Crisafulli, each of whom recused himself) approved the Merger Agreement and resolved to recommend that the Company's stockholders adopt the Merger Agreement. Concurrently with the execution of the Merger Agreement, the Supporting Stockholders entered into a support agreement with the Company, Parent and Ultimate Parent pursuant to which they agreed, among other things, to vote their shares in favor of adoption of the Merger Agreement and to contribute the Rollover Shares to Ultimate Parent.
Completion of the Merger is subject to the satisfaction or waiver of specified conditions, including (i) adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company's common stock and by the holders of a majority of the votes cast by stockholders unaffiliated with the Majority Stockholder, the Supporting Stockholders, the Company's officers and directors who are not members of the Special Committee, which condition may not be waived, (ii) receipt of required consents of state money transmitter licensing authorities (or implementation of permitted alternative arrangements or license withdrawals), (iii) the absence of any law or order prohibiting the Merger, (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (v) the Company's existing credit agreements with Truist Bank and VP Capital, L.P. remaining in full force and effect. The obligations of Parent and Merger Sub are not conditioned on the receipt of financing. Parent has obtained an equity commitment of up to $160.0 million, and the Merger Agreement contemplates that a restricted payment of up to $131.2 million, funded through borrowings under the Company's revolving credit facility and available cash, will be made to the Company at closing. The Company's existing indebtedness is expected to remain outstanding following the Merger.
The Merger Agreement contains customary representations, warranties and covenants, including restrictions on the conduct of the Company's business prior to closing, such as limitations on repurchases of Company securities, acquisitions, incurrence of indebtedness and changes to compensation and equity awards. Either party may terminate the Merger Agreement if the Merger is not completed by December 18, 2027. Upon termination under specified circumstances, the Company would be required to pay Parent a termination fee of $15.75 million, or Parent would be required to pay the Company a termination fee of $35.25 million, which is guaranteed, subject to a cap, by the equity financing sources.
On October 30, 2026, the Company filed a preliminary proxy statement with the SEC relating to the special meeting of stockholders to vote on the Merger, and the Company, Parent, Merger Sub, Ultimate Parent, its general partner, the Majority Stockholder and the other Supporting Stockholders jointly filed a Transaction Statement on Schedule 13E-3. The Company currently anticipates that the Merger will be completed in the first half of 2027, subject to the satisfaction or waiver of the closing conditions; however, there can be no assurance that the Merger will be completed within that timeframe or at all. If the Merger is completed, the Company's common stock will be delisted from Nasdaq and deregistered under the Exchange Act.

17.    Subsequent Events
The Company’s management evaluated subsequent events through the date of the issuance of the unaudited consolidated financial statements. Other than the filing of the preliminary proxy statement and Schedule 13E-3 relating to the Merger described in Note 16. Related Party Transaction, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the unaudited consolidated financial statements as of and for the quarter ended September 30, 2026.

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
•the proposed Merger, including the parties' ability to satisfy the conditions to complete the Merger on the anticipated timeline or at all; and
•other risks and uncertainties set forth in the "Item 1A - Risk Factors" section of this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K.
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
Proposed Merger
On September 18, 2026, we entered into the Merger Agreement with WD Capital Partners Parent Inc. and WD Capital Partners Merger Sub Inc., entities indirectly controlled by Thomas C. Priore, our Chairman and Chief Executive Officer, and certain of his affiliates, pursuant to which we would become a wholly owned subsidiary of Parent and holders of our common stock (other than holders of excluded shares, including the Rollover Shares) would receive $8.05 per share in cash, without interest and less any applicable withholding taxes. Completion of the Merger is subject to conditions, including approval by a majority of our outstanding shares and by a majority of the votes cast by our unaffiliated stockholders. We currently anticipate completing the Merger in the first half of 2027, but there can be no assurance that it will be completed within that timeframe or at all. See Note 16, "Related Parties Transactions," to our Unaudited Consolidated Financial Statements and Part II, Item 1A, "Risk Factors."

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

Results of Operations
This section includes certain components of our results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. We have derived this data, except the key indicators, from our Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Revenues
For the three months ended September 30, 2026, our consolidated revenue of $268.6 million increased by $27.2 million, or 11.3%, from $241.4 million for the three months ended September 30, 2025. This overall increase was mainly driven by acquisition related activity and an increase in total card processing dollar value which was partially offset by a decrease in total card transaction count in our Merchant Solutions segment, increases in buyer funded card processing dollar value, and supplier funded issuing dollar value which was partially offset by lower ACH transactions count in our Payables Segment, and, an increase in average billed clients and average total account balances, and higher interest income which is partially offset by lower new enrollments in our Treasury Solutions segment.

For the nine months ended September 30, 2026, our consolidated revenue of $780.4 million increased by $74.6 million, or 10.6%, from $705.9 million for the nine months ended September 30, 2025. This overall increase was mainly driven by acquisition related activity and an increase in total card processing dollar value which was partially offset by a decrease in total card transaction count in our Merchant Solutions segment, increases in buyer funded card processing dollar value, supplier funded issuing dollar value and ACH transactions count in our Payables Segment, and, an increase in average billed clients and average total account balances, and higher interest income which is partially offset by lower new enrollments in our Treasury Solutions segment.
The following table presents our revenues by type:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue Type:
Merchant card fees	$204,291	$178,518	$25,773	$589,317	$526,080	$63,237
Money transmission services	42,283	40,991	1,292	126,020	117,713	8,307
Outsourced and other services	20,132	18,288	1,844	58,813	52,143	6,670
Equipment	1,917	3,642	(1,725)	6,287	9,945	(3,658)
Total revenues	$268,623	$241,439	$27,184	$780,437	$705,881	$74,556
Merchant card fees
Merchant card fees revenue for the three months ended September 30, 2026, was $204.3 million an increase of $25.8 million or 14.4%, from $178.5 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in merchant card fee rate and total card processing dollar value and acquisition related activity which was partially offset by a decrease in total card transaction count.
Merchant card fees revenue for the nine months ended September 30, 2026, was $589.3 million an increase of $63.2 million or 12.0%, from $526.1 million for the nine months ended September 30, 2025. The increase was primarily driven by acquisition related activity, an increase in merchant card fee rate and total card processing dollar value which was partially offset by a decrease in total card transaction count.
Money transmission services
Money transmission services for the three months ended September 30, 2026, was $42.3 million, an increase of $1.3 million, or 3.2%, from $41.0 million for the three months ended September 30, 2025. This increase was primarily driven by an increase in average billed clients which was partially offset by lower new customer enrollments.
Money transmission services for the nine months ended September 30, 2026, was $126.0 million, an increase of $8.3 million, or 7.1%, from $117.7 million for the nine months ended September 30, 2025. This increase was primarily driven by an increase in average billed clients which was partially offset by lower new customer enrollments.
Outsourced and other services revenue
Outsourced and other services revenue of $20.1 million for the three months ended September 30, 2026, increased by $1.8 million, or 10.1%, from $18.3 million for the three months ended September 30, 2025, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances.
Outsourced and other services revenue of $58.8 million for the nine months ended September 30, 2026, increased by $6.7 million, or 12.8%, from $52.1 million for the nine months ended September 30, 2025, primarily due to growth in interest income from higher balances of permissible investments driven by higher account balances.
Equipment
Equipment revenue of $1.9 million for the three months ended September 30, 2026, decreased by $1.7 million, or 47.4% from $3.6 million for the three months ended September 30, 2025. The decrease was primarily due to lower point-of-sale equipment sales caused by a decrease in demand from merchants.

Equipment revenue of $6.3 million for the nine months ended September 30, 2026, decreased by $3.7 million, or 36.8% from $9.9 million for the nine months ended September 30, 2025. The decrease was primarily due to lower point-of-sale equipment sales caused by a decrease in demand from merchants.
Operating expenses were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Operating expenses
Cost of revenue (excludes depreciation and amortization)	$165,908	$146,681	$19,227	$479,053	$431,433	$47,620
Salary and employee benefits	28,950	26,140	2,810	86,625	78,975	7,650
Depreciation and amortization	18,231	15,122	3,109	56,739	42,992	13,747
Selling, general and administrative	19,647	15,724	3,923	55,699	44,734	10,965
Total operating expenses	$232,736	$203,667	$29,069	$678,116	$598,134	$79,982
Cost of revenue (excludes depreciation and amortization)
Cost of revenue (excludes depreciation and amortization) of $165.9 million for the three months ended September 30, 2026, increased by $19.2 million, or 13.1%, from $146.7 million for the three months ended September 30, 2025, primarily due to the corresponding increase in revenues.
Cost of revenue (excludes depreciation and amortization) of $479.1 million for the nine months ended September 30, 2026, increased by $47.6 million, or 11.0%, from $431.4 million for the nine months ended September 30, 2025, primarily due to the corresponding increase in revenues.
Salary and employee benefits
Salary and employee benefits expense of $29.0 million for the three months ended September 30, 2026, increased by $2.8 million, or 10.7%, from $26.1 million for the three months ended September 30, 2025, primarily due to merit increases, and increased headcount to support overall growth of the Company and from the acquisition related activity.
Salary and employee benefits expense of $86.6 million for the nine months ended September 30, 2026, increased by $7.7 million, or 9.7%, from $79.0 million for the nine months ended September 30, 2025, primarily due to merit increases, and increased headcount to support overall growth of the Company and from the acquisition related activity.
Depreciation and amortization expense
Depreciation and amortization expense of $18.2 million for the three months ended September 30, 2026, increased by $3.1 million, or 20.6%, from $15.1 million for the three months ended September 30, 2025, primarily due to the addition of intangible assets from the acquisition related activity and software capitalization.
Depreciation and amortization expense of $56.7 million for the nine months ended September 30, 2026, increased by $13.7 million, or 32.0%, from $43.0 million for the nine months ended September 30, 2025, primarily due to the addition of intangible assets from the acquisition related activity and software capitalization.

Selling, general and administrative
Selling, general and administrative expenses of $19.6 million for the three months ended September 30, 2026, increased by $3.9 million, or 24.9%, from $15.7 million for the three months ended September 30, 2025, primarily due to an increase in professional and legal fees related to the Merger and the acquisition related activity, and increased marketing, telecommunications and software expenses to support overall growth and cloud migration, which was partially offset by decreased accounting expenses.
Selling, general and administrative expenses of $55.7 million for the nine months ended September 30, 2026, increased by $11.0 million, or 24.5%, from $44.7 million for the nine months ended September 30, 2025, primarily due to an increase in professional and legal fees related to the Merger and the acquisition related activity, increased marketing, telecommunications and software expenses to support overall growth and cloud migration, which was partially offset by decreased accounting expenses.
Other Expense, net
Other expense, net were as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Other expense
Interest expense	$(21,190)	$(22,463)	$1,273	$(63,257)	$(68,693)	$5,436
Debt extinguishment and modification costs	—	(12,476)	12,476	—	(12,514)	12,514
Other income, net	1,897	4,554	(2,657)	4,573	6,667	(2,094)
Total other expense, net	$(19,293)	$(30,385)	$11,092	$(58,684)	$(74,540)	$15,856
Interest expense
Interest expense of $21.2 million for the three months ended September 30, 2026, decreased by $1.3 million, or 5.7%, from $22.5 million for the three months ended September 30, 2025, due to beneficial changes in margin from the recent refinancing which was partially offset by increased outstanding balances of the 2024 Credit Agreement and the Residual Finance Credit Facility established during the quarter ended September 30, 2025.
Interest expense of $63.3 million for the nine months ended September 30, 2026, decreased by $5.4 million, or 7.9%, from $68.7 million for the nine months ended September 30, 2025, due to beneficial changes in margin from the recent refinancing which was partially offset by increased outstanding balances of the 2024 Credit Agreement and the Residual Finance Credit Facility established during the quarter ended September 30, 2025.
Income tax expense
Income tax expense was as follows:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Income before income taxes	$16,594	$7,387	$9,207	$43,637	$33,207	$10,430
Income tax expense (benefit)	$4,371	$(20,201)	$24,572	$11,791	$(13,528)	$25,319
Effective tax rate	26.3%	(273.5)%		27.0%	(40.7)%
We compute our interim period income tax expense by using a forecasted EAETR and adjust for any discrete items arising during the interim period and any changes in our projected full-year business interest expense and taxable income. The EAETR for 2026 is 27.2% and includes the income tax provision on pre-tax income. The effective tax rate for 2026 changed primarily due to a prior year decrease in the valuation allowance against certain business interest carry over deferred tax assets.

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
Merchant Solutions

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$179,645	$161,874	$17,771	$517,209	$476,794	$40,415
Adjusted EBITDA	$32,627	$27,727	$4,900	$91,254	$81,181	$10,073
Key Indicators:
Total card processing dollar value	$19,265,134	$18,457,881	$807,253	$57,151,775	$55,018,391	$2,133,384
Total card transaction count	223,077	230,203	(7,126)	663,117	669,878	(6,761)
Revenues
Revenue from our Merchant Solutions segment was $179.6 million for the three months ended September 30, 2026, compared to $161.9 million for the three months ended September 30, 2025. The increase of $17.8 million, or 11.0%, was primarily driven by acquisition related activity, an increase in merchant card fee rate and total card processing dollar value which was partially offset by a decrease in total card transaction count. The Company's merchant card fee revenue from the Merchant Solutions segment ($176.2 million for three months ended September 30, 2026 and $157.2 million for the three months ended September 30, 2025) as a percentage of total card processing dollar value during the three months ended September 30, 2026 increased to 0.91% from 0.85% as compared to the three months ended September 30, 2025.
Revenue from our Merchant Solutions segment was $517.2 million for the nine months ended September 30, 2026, compared to $476.8 million for the nine months ended September 30, 2025. The increase of $40.4 million, or 8.5%, was primarily driven by acquisition related activity, an increase in merchant card fee rate and total card processing dollar value which was partially offset by a decrease in total card transaction count. The Company's merchant card fee revenue from the Merchant Solutions segment ($506.6 million for nine months ended September 30, 2026 and $463.5 million for the nine months ended September 30, 2025) as a percentage of total card processing dollar value during the nine months ended September 30, 2026 increased to 0.89% from 0.84% as compared to the nine months ended September 30, 2025.
Adjusted EBITDA
Adjusted EBITDA from our Merchant Solutions segment was $32.6 million for the three months ended September 30, 2026, compared to $27.7 million for the three months ended September 30, 2025. The increase of $4.9 million, or 17.7% was primarily driven by an increase in revenue and acquisition related activity, which was partially offset by mix related margin compression, and increase in other operating expenses.
Adjusted EBITDA from our Merchant Solutions segment was $91.3 million for the nine months ended September 30, 2026, compared to $81.2 million for the nine months ended September 30, 2025. The increase of $10.1 million, or 12.4% was primarily driven by an increase in revenue and acquisition related activity, which was partially offset by mix related margin compression, and increase in other operating expenses.
Payables

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$31,626	$25,162	$6,464	$94,497	$74,113	$20,384
Adjusted EBITDA	$3,925	$3,455	$470	$12,489	$10,741	$1,748

Key Indicators:
Buyer funded card processing dollar value	$1,134,730	$789,700	$345,030	$3,050,300	$2,295,100	$755,200
Supplier funded issuing dollar value	$295,771	$230,882	$64,889	$793,572	$688,399	$105,173
ACH transaction count	4,695	4,860	(165)	14,481	14,277	204
Revenues
Revenue from our Payables segment was $31.6 million for the three months ended September 30, 2026, compared to $25.2 million for the three months ended September 30, 2025. The increase of $6.5 million, or 25.7% was primarily driven by increased buyer funded card processing dollar value, supplier funded issuing dollar value, and interest from higher account balances which was partially offset by a decrease in ACH transaction count and incentive income.
Revenue from our Payables segment was $94.5 million for the nine months ended September 30, 2026, compared to $74.1 million for the nine months ended September 30, 2025. The increase of $20.4 million, or 27.5% was primarily driven by increased buyer funded card processing dollar value, certain incentive income, supplier funded issuing dollar value, ACH transaction count, and interest from higher account balances.
Adjusted EBITDA
Adjusted EBITDA from our Payables segment was $3.9 million for the three months ended September 30, 2026, compared to $3.5 million for the three months ended September 30, 2025. The increase in Adjusted EBITDA of $0.5 million or 13.6% was contributed by $0.7 million in the buyer funded business, driven by increased processing volume partially offset by mix related margin compression. The increase in Adjusted EBITDA was partially offset by a $0.2 million decrease in the supplier funded business, driven by the decrease in incentive income.
Adjusted EBITDA from our Payables segment was $12.5 million for the nine months ended September 30, 2026, compared to $10.7 million for the nine months ended September 30, 2025. The increase in Adjusted EBITDA of $1.7 million or 16.3% was contributed by $2.0 million in the supplier funded business, driven by increase in revenues including incentive income, which was partially offset by a decrease of $0.3 million in the buyer funded business, driven by mix related margin compression.

Treasury Solutions

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues	$60,267	$55,684	$4,583	$179,626	$158,430	$21,196
Adjusted EBITDA	$48,085	$46,676	$1,409	$142,269	$134,677	$7,592

Key Indicators:
Average CFTPay billed clients	1,152,092	1,054,238	97,854	1,141,312	995,660	145,652
Average CFTPay monthly enrollments	51,360	61,185	(9,825)	49,290	58,316	(9,026)
Average total account balances(1)	$1,542,346	$1,248,432	$293,914	$1,479,057	$1,145,164	$333,893
(1) This represents the average total account balance in the Treasury Solutions segment, and excludes the deposits maintained in the Merchant Solutions and Payables segments. The total account and deposit balances as of September 30, 2026 and 2025, were $2.0 billion and $1.6 billion, respectively.

Revenues

Revenue from our Treasury Solutions segment was $60.3 million for the three months ended September 30, 2026, compared to $55.7 million for the three months ended September 30, 2025. The increase of $4.6 million, or 8.2%, was primarily driven by an increase in average billed clients and average total account balances and growth in interest income due to higher balances of permissible investments partially offset by decreased average monthly enrollments.
Revenue from our Treasury Solutions segment was $179.6 million for the nine months ended September 30, 2026, compared to $158.4 million for the nine months ended September 30, 2025. The increase of $21.2 million, or 13.4%, was primarily driven by an increase in average billed clients and average total account balances, acquisition related activity, and growth in interest income due to higher balances of permissible investments partially offset by decreased average monthly enrollments.

Adjusted EBITDA
Adjusted EBITDA from our Treasury Solutions segment was $48.1 million for the three months ended September 30, 2026, compared to $46.7 million for the three months ended September 30, 2025. The increase of $1.4 million, or 3.0%, was primarily driven by increased revenues.
Adjusted EBITDA from our Treasury Solutions segment was $142.3 million for the nine months ended September 30, 2026, compared to $134.7 million for the nine months ended September 30, 2025. The increase of $7.6 million, or 5.6%, was primarily driven by increased revenues.

(in thousands)	Three Months Ended September 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$32,627	$3,925	$48,085	$(23,711)	$60,926
Interest expense	(1,199)	—	—	(19,991)	(21,190)
Depreciation and amortization	(10,245)	(1,288)	(5,396)	(1,302)	(18,231)
Selling, general and administrative (non-recurring)	—	—	—	(2,905)	(2,905)
Non-cash stock-based compensation	—	(35)	—	(1,617)	(1,652)
Bargain purchase adjustment (non-recurring)	—	—	—	(354)	(354)
Income (loss) before taxes	$21,183	$2,602	$42,689	$(49,880)	$16,594
Income tax expense					(4,371)
Net income					$12,223

(in thousands)	Three Months Ended September 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$27,727	$3,455	$46,676	$(20,099)	$57,759
Interest expense	(357)	(361)	(143)	(21,602)	(22,463)
Depreciation and amortization	(7,607)	(1,275)	(4,924)	(1,316)	(15,122)
Debt modification and extinguishment expenses	—	—	—	(12,476)	(12,476)
Selling, general and administrative (non-recurring)	—	—	—	(1,491)	(1,491)
Non-cash stock-based compensation	—	(133)	(33)	(2,161)	(2,327)
Bargain purchase adjustment (non-recurring)	—	—	—	3,507	3,507
Income (loss) before taxes	$19,763	$1,686	$41,576	$(55,638)	$7,387
Income tax benefit					20,201
Net income					$27,588

(in thousands)	Nine Months Ended September 30, 2026
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$91,254	$12,489	$142,269	$(67,597)	$178,415
Interest expense	(3,428)	—	(669)	(59,160)	(63,257)
Depreciation and amortization	(33,256)	(3,865)	(15,896)	(3,722)	(56,739)
Selling, general and administrative (non-recurring)	—	—	—	(8,405)	(8,405)
Non-cash stock-based compensation	—	(107)	(1)	(5,915)	(6,023)
Bargain purchase gain (non-recurring)	—	—	—	(354)	(354)
Income (loss) before taxes	$54,570	$8,517	$125,703	$(145,153)	$43,637
Income tax expense					(11,791)
Net income					$31,846

(in thousands)	Nine Months Ended September 30, 2025
	Merchant Solutions	Payables	Treasury Solutions	Corporate	Total Consolidated
Reconciliation of Adjusted EBITDA to GAAP Measure:
Adjusted EBITDA	$81,181	$10,741	$134,677	$(61,496)	$165,103
Interest expense	(357)	(2,158)	(385)	(65,793)	(68,693)
Depreciation and amortization	(20,865)	(3,798)	(14,507)	(3,822)	(42,992)
Debt modification and extinguishment expenses	—	—	—	(12,514)	(12,514)
Selling, general and administrative (non-recurring)	—	—	—	(4,085)	(4,085)
Non-cash stock-based compensation	1	(301)	(98)	(6,721)	(7,119)
Bargain purchase gain (non-recurring)	—	—	—	3,507	3,507
Income (loss) before taxes	$59,960	$4,484	$119,687	$(150,924)	$33,207
Income tax benefit					13,528
Net income					$46,735

Critical Accounting Policies and Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with GAAP for interim periods, which often require the judgment of management in the selection and application of certain accounting principles and methods. Our critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to these critical accounting policies and estimates as of September 30, 2026.
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

Our working capital, defined as current assets less current liabilities, was $155.3 million at September 30, 2026 and $82.0 million at September 30, 2025. As of September 30, 2026, we had cash totaling $135.6 million compared to $57.0 million at September 30, 2025. These cash balances do not include restricted cash of $16.0 million and $13.0 million at September 30, 2026 and September 30, 2025, respectively, which reflects cash accounts holding customer settlement funds, cash reserves for potential losses and other contractual restricted cash balances. The current portion of long-term debt included in current liabilities was $5.7 million and $10.0 million at September 30, 2026 and September 30, 2025, respectively. At September 30, 2026, we had availability of approximately $100.0 million under our revolving credit facility.
The following table and discussion reflect our changes in cash flows for the comparative nine month periods.

(in thousands)	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$98,025	$63,161
Investing activities	(547,189)	(151,898)
Financing activities	222,493	288,634
Net (decrease)/increase in cash and cash equivalents and restricted cash	$(226,671)	$199,897
Cash Provided by Operating Activities
Net cash provided by operating activities was $98.0 million for the nine months ended September 30, 2026 compared to $63.2 million for the nine months ended September 30, 2025. The $34.8 million increase was driven by favorable non-cash adjustments and changes in the operating assets and liabilities.
Cash Used in Investing Activities
Net cash used in investing activities was $547.2 million for the nine months ended September 30, 2026, compared to $151.9 million of cash used in investing activities for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, investing activities included the acquisition of a business, net of cash acquired of $11.5 million, $20.4 million additions to property, equipment and software, $4.1 million related to net funding of new loans to ISOs and ISVs, $500.0 million net short-term investments of MTL funds, and $11.2 million related to residual purchases, investments in unconsolidated entities and earn-outs related to an asset acquisition. For the nine months ended September 30, 2025, investing activities included acquisitions of businesses, net of cash acquired of $77.4 million, additions to property, equipment and software of $19.0 million, $5.1 million related to net funding of new loans to ISOs, and $46.7 million in short-term investments of MTL funds and $3.9 million related to residual purchases and investments in unconsolidated entities.
Cash Provided by Financing Activities
Net cash provided by financing activities was $222.5 million and $288.6 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash provided by financing activities for the nine months ended September 30, 2026, included borrowings under the Residual Finance Credit Facility of $9.5 million and changes in the net obligations for funds held on the behalf of customers of $215.2 million, offset by $0.2 million of cash used for the repayment of the Residual Finance Credit Facility, $1.8 million of cash used to purchase shares withheld for taxes, and $0.2 million for a deferred consideration payment. The net cash used in financing activities for the nine months ended September 30, 2025, included borrowings under the Second Amendment to the 2024 Credit Agreement and the Residual Finance Credit Facility of $1.0 billion, proceeds from the exercise of stock options of $0.4 million and changes in the net obligations for funds held on the behalf of customers of $247.5 million, offset by $945.5 million of cash used for the repayment of the term loan facility due to refinancing, $4.7 million in debt issuance and modification costs paid for the Second Amendment to the 2024 Credit Agreement, $3.0 million of cash used to purchase shares withheld for taxes, $19.8 million for the accelerated deferred consideration payments, and $6.0 million used to repurchase NCI in one of the subsidiaries.

Long-term Debt
As of September 30, 2026, we had outstanding debt obligations, including the current portion and unamortized debt discount of $1,064.7 million, compared to $1,055.4 million at December 31, 2025, resulting in an increase due to net borrowings from the Residual Finance Credit Facility. The debt balance at September 30, 2026 consisted of $1,020.0 million outstanding under the 2024 Credit Agreement's (as amended) term facility and $44.7 million under the Residual Finance Credit Facility's term facility offset by $14.6 million of unamortized debt discounts and issuance costs.
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
Item 3. Qualitative and Quantitative Disclosures About Market Risk
For qualitative and quantitative disclosures about market risk, see Item 7A, "Qualitative and Quantitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposures to market risk have not changed materially since December 31, 2025.
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
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with internal and external counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available and we determine that an unfavorable outcome is probable on a claim and that the amount of probable loss that we will incur on that claim is reasonably estimable, we will record an accrued expense for the claim in question. If and when we record such an accrual, it could be material and could adversely impact our results of operations, financial condition and cash flows. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any pending litigation relating to the Merger.
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
The Merger may not be completed on the anticipated timeline or at all, which could adversely affect our business and the market price of our common stock.
Completion of the Merger is subject to conditions, including adoption of the Merger Agreement by the holders of a majority of our outstanding shares and, separately, by a majority of the votes cast by our unaffiliated stockholders, which cannot be waived; receipt of consents from state money transmitter licensing authorities, which may take significant time and may be conditioned; the absence of a material adverse effect; and our existing credit agreements remaining in full force and effect. Although the Supporting Stockholders, who own approximately 61.4% of our outstanding shares, have agreed to vote in favor of the Merger, the Merger cannot be completed without the support of our unaffiliated stockholders. If the Merger is not completed, the market price of our common stock may decline to the extent it reflects an assumption that the Merger will be completed, and we may be required under certain circumstances to pay Parent a termination fee of $15.75 million.
The pendency of the Merger could disrupt our business, and we will incur significant costs whether or not the Merger is completed.
The announcement and pendency of the Merger, and restrictions under the Merger Agreement on the conduct of our business, including limitations on acquisitions, indebtedness, share repurchases and compensation changes, could divert management's attention, affect our relationships with customers, partners and employees, and limit our ability to pursue opportunities. We have incurred and will continue to incur significant financial advisory, legal and other costs, many of which are payable regardless of completion. In addition, our Chairman and Chief Executive Officer controls Parent and has interests in the Merger that differ from those of our other stockholders, and litigation relating to the Merger could result in significant costs or delay or prevent its completion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The Company's purchases of its Common Stock during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	5,886	$6.65	—	5,690,626
August 1-31, 2026	11,661	$6.50	—	5,690,626
September 1-30, 2026	29,274	$5.84	—	5,690,626
Total	46,821	$6.10	—
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
2.4
Agreement and Plan of Merger, dated as of September 18, 2026, by and among Priority Technology Holdings, Inc., WD Capital Partners Parent Inc. and WD Capital Partners Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed September 21, 2026).

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

10.35	Membership Interest Purchase Agreement by and between Priority Payment Systems LLC, as Buyer and Convenient Payments Acquisition Subsidiary, LLC, as Seller, dated August 25, 2026
21.1 *	Subsidiaries
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
** Furnished herewith.
† Indicates exhibits that constitute management contracts or compensation plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                        PRIORITY TECHNOLOGY HOLDINGS, INC.

November 5, 2026	/s/ Thomas C. Priore Thomas C. Priore President, Chief Executive Officer and Chairman (Principal Executive Officer)

November 5, 2026	/s/ Timothy M. O'Leary Timothy M. O'Leary Chief Financial Officer (Principal Financial Officer)